Form 10-K
period 2013-12-31
State Auto Financial CORP
filed 2014-03-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $277,991,457.
On February 28, 2014, the Registrant had 40,782,015 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 2, 2014 (the “2014 Proxy Statement”), which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2013

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

State Auto Mutual
Refers to State Automobile Mutual Insurance Company, which owns approximately 62% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which previously acted as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies
Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”). At the close of business on December 31, 2012, SA Florida and Beacon National were merged into Meridian Security. At the close of business on March 31, 2013, Litchfield was merged into Patrons Mutual.

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

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies and, through December 31, 2012, Beacon Lloyds Insurance Company, which was dissolved as of the close of business on December 31, 2012.

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Accounting standards codification or ASC	The Codification is the single source of authoritative nongovernmental GAAP developed by the Financial Accounting Standards Board (“FASB”)

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

American Institute of Certified Public Accountants or AICPA
The AICPA represents the certified public accounting profession nationally regarding rule-making and standard-setting, and serves as an advocate before legislative bodies, public interest groups and other professional organizations. The AICPA also monitors and enforces compliance with the profession's technical and ethical standards.

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

Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the FASB and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 62% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
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
Our Pooled Companies are rated A (Excellent) by the A.M. Best Company (“A.M. Best”).
FINANCIAL INFORMATION ABOUT SEGMENTS
Our reportable insurance segments are personal insurance, business insurance and specialty insurance (collectively the “insurance segments”). These insurance segments are aligned consistent with the reporting lines to our principal operating decision makers. Our Investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.
PERSONAL AND BUSINESS INSURANCE
Products offered in our personal and business insurance segments are marketed exclusively through retail agents, but the segments are managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer.
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
Marketing
We market our personal and business insurance through approximately 2,700 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.
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
SPECIALTY INSURANCE
In contrast to standard insurance markets which are characterized by regulated products, uniform coverages and more predictable exposures, the specialty insurance markets generally deal with harder to place risks. These specialty risks, due to the nature of the particular risk or activities of the insured, often do not lend themselves to the strict, uniform underwriting criteria of standard insurers and require unique underwriting solutions. As a result, competition in the specialty markets focuses on expertise, flexibility and customer service.
Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, through our specialty insurance segment we offer commercial coverages that require specialized product underwriting, claims handling and/or risk management services. We offer our specialty products through a distribution channel of retail agents and wholesale brokers, including program administrators and other specialty sources. Our specialty insurance products are written through our admitted and non-admitted insurers. Our units within the specialty insurance segment are Excess & Surplus property, Excess & Surplus casualty, Programs and Workers’ Compensation.
Our Excess & Surplus property unit markets and underwrites specialized property exposures, primarily in the Gulf, Southeast and West regions of the United States with a focus on catastrophe exposed risks.  Individual risk catastrophe modeling, specialized underwriters, underwriting guidelines and specialized rating plans are leveraged.  In addition, catastrophe portfolio exposure management is utilized to produce the optimal portfolio of risk. Coverages offered by this unit are property and general liability.

Our Excess & Surplus casualty unit markets and underwrites commercial exposures that have unique insurance requirements. This includes difficult to place classes of commercial business, which may require customized rates and forms, along with customized insurance programs for specialty niche and homogeneous groups of exposures. Coverages offered by this unit may include commercial auto, property, bonds (fidelity and surety) and general liability.
Our Programs unit markets and distributes business through specialty program managers to whom we have outsourced underwriting and policy administration. Program business typically consists of homogenous risks that require specialized underwriting and claims expertise. Accordingly, our program managers have specialized underwriting expertise in the particular risks covered by the program. Coverages offered through our Programs unit include commercial auto, general liability, and property.
Our Workers’ Compensation unit serves the small-to-medium account and association business in select states with a focus on risks contained within four walls with limited off-premise exposure. A specialized rating structure is used to price risks based on size, class, complexity and loss experience. This unit has a dedicated internal claims team emphasizing managed care cost containment strategies including focusing on the injured employee’s early return to work and cost-effective quality care.
INVESTMENT OPERATIONS
The primary objectives of our investment strategy are to maintain adequate liquidity and capital to meet our responsibilities to policyholders; grow surplus long term to support the growth of our company; provide a consistent level of income; and manage investment risk. Our investment portfolio is managed separately from that of State Auto Mutual and its subsidiaries and affiliates, and investment results are not shared through the Pooling Arrangement, as described below. Stateco performs investment management services for both us and State Auto Mutual and all subsidiaries and affiliates. Investment policies and guidelines are set for each company through the Investment Committee of its respective Board of Directors.
For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Operations Segment.”
POOLING ARRANGEMENT
Our Pooled Companies pool their respective insurance business in accordance with a quota share reinsurance agreement which we refer to as the “Pooling Arrangement.” In general, under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. The balance of the pooled premiums, losses and expenses are retained by State Auto Mutual.
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

GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2013:

State	% of Total
Ohio	10.9%
Texas	9.2
Kentucky	6.6
Florida	5.0
Indiana	4.6
Minnesota	4.5
Tennessee	4.5
Illinois	3.7
Pennsylvania	3.6
Michigan	3.5
Connecticut	3.5
Maryland	3.2
All others (1)	37.2
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2013.

MANAGEMENT AGREEMENT
Through various management and cost sharing agreements, State Auto P&C provides employees to perform all organizational, operational and management functions for the State Auto Group, while State Auto Mutual provides certain operating facilities, including our corporate headquarters.
Our primary management agreement, which we refer to as the 2005 Management Agreement, has a ten year term and renews for an additional ten-year period unless terminated sooner in accordance with its terms. If the 2005 Management Agreement was terminated for any reason, we would have to relocate our facilities to continue our operations; however, we do not currently anticipate the termination of the 2005 Management Agreement. See “Properties” included in Item 2 of this Form 10-K.
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
LOSS RESERVES
We maintain reserves for the eventual payment of losses and LAE for both reported claims and IBNR. Loss reserves are management’s best estimate at a given point in time of what we expect to pay to settle all losses incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently, it often becomes necessary to revise our estimate of the liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if our estimate of ultimate payments required to settle claims varies from the loss reserves currently recorded.

Loss reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for changes caused by inflation. Loss reserves for IBNR claims are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate loss reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loss and LAE.”
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2013, 2012 and 2011:

($ millions)	Year Ended December 31
	2013	2012	2011
Beginning of Year:
Loss and loss expenses payable	$942.2	$907.1	$893.0
Less: Reinsurance recoverable on losses and loss expenses payable	13.5	25.5	18.8
Net losses and loss expenses payable(1)	928.7	881.6	874.2
Impact of pooling change, January 1, 2011	—	—	124.1
Provision for losses and loss expenses occurring:
Current year	741.0	795.2	1,213.3
Prior years(2)	(21.2)	(16.9)	(33.3)
Total	719.8	778.3	1,180.0
Loss and loss expense payments for claims occurring during:
Current year	355.0	397.2	724.2
Prior years	342.7	334.0	369.1
Total	697.7	731.2	1,093.3
Impact of pooling change, December 31, 2011	—	—	(203.4)
End of Year:
Net losses and loss expenses payable	950.8	928.7	881.6
Add: Reinsurance recoverable on losses and loss expenses payable	9.1	13.5	25.5
Losses and loss expenses payable(3)	$959.9	$942.2	$907.1

(1)	Includes net amounts assumed from affiliates of $435.1 million, $376.8 million, and $375.8 million at beginning of year 2013, 2012, and 2011, respectively.
(2)
This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $438.0 million, $435.1 million, and $376.8 million at end of year 2013, 2012, and 2011, respectively.
The following table sets forth our development of loss reserves from 2003 through 2013. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.
The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2013, we have paid 82.1% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2003.
The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.
The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2003 loss reserve has developed $67.1 million or 10.7% redundant through December 31, 2013.

This $67.1 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.
In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2005, on claims incurred in 2005 includes the cumulative redundancy or deficiency for years 2003, 2004 and 2005. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.
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

($ millions)	Years Ended December 31
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability for losses and loss expenses payable	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8
Paid (cumulative) as of:
One year later	36.7%	31.6%	34.9%	34.9%	31.7%	34.9%	35.5%	40.8%	37.9%	36.9%	—
Two years later	53.2%	48.4%	51.1%	50.5%	49.4%	53.2%	53.2%	58.2%	57.3%
Three years later	63.3%	59.9%	60.9%	60.4%	62.6%	62.7%	63.5%	68.0%
Four years later	70.6%	66.1%	66.0%	67.8%	69.1%	68.5%	69.0%
Five years later	74.3%	69.2%	70.3%	71.3%	73.7%	72.0%
Six years later	76.0%	72.3%	72.7%	74.3%	76.1%
Seven years later	78.4%	73.8%	74.9%	75.9%
Eight years later	79.6%	75.6%	76.0%
Nine years later	81.3%	76.5%
Ten years later	82.1%
Net liability re-estimate as of:
One year later	96.5%	93.3%	89.9%	91.7%	95.8%	92.7%	92.1%	96.2%	98.1%	97.7%	—
Two years later	93.2%	87.6%	86.4%	90.5%	93.7%	89.5%	89.1%	94.0%	96.2%
Three years later	91.0%	86.9%	85.6%	88.8%	91.9%	87.9%	87.8%	92.4%
Four years later	90.6%	86.2%	85.3%	87.4%	90.8%	87.1%	86.9%
Five years later	89.8%	85.5%	84.7%	86.9%	90.2%	86.8%
Six years later	89.7%	85.2%	84.4%	86.7%	90.0%
Seven years later	89.7%	84.4%	84.2%	86.7%
Eight years later	89.4%	84.2%	84.2%
Nine years later	89.2%	84.2%
Ten years later	89.3%
Cumulative redundancy (deficiency)	$67.1	$103.5	$112.4	$88.2	$65.0	$101.7	$101.7	$66.5	$34.0	$21.2	—
Cumulative redundancy (deficiency)	10.7%	15.8%	15.8%	13.3%	10.0%	13.2%	13.1%	7.6%	3.9%	2.3%	—

Gross* liability—end of year	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4	$1,411.9	$1,435.8	$1,472.7
Reinsurance recoverable	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9
Net liability—end of year	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8
Gross liability re-estimated— latest	92.2%	87.9%	87.6%	89.5%	93.3%	89.8%	89.1%	95.9%	94.0%	97.1%	—
Reinsurance recoverable re-estimated—latest	98.2%	94.9%	93.6%	94.5%	99.1%	95.2%	92.8%	102.0%	90.5%	95.9%	—
Net liability re-estimated— latest	89.3%	84.2%	84.2%	86.7%	90.0%	86.8%	86.9%	92.4%	96.2%	97.7%	—
* Gross liability includes: Direct and assumed losses and loss expenses payable.
As the Pooling Arrangement provides for the right of offset, we have reported losses and loss expenses payable ceded to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in our consolidated financial statements at each balance sheet date:

($ millions)	December 31
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reinsurance recoverable	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9
Amount netted against assumed from State Auto Mutual	$291.0	$324.6	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4	$504.8	$493.6	$512.8
Net reinsurance recoverable	$14.2	$25.9	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8	$25.5	$13.5	$9.1

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
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $75.3 million is available in 2014 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $10.0 million and $20.0 million in 2013 and 2012, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 11 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2013 which would materially impact our business.
Many states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in the rating and risk selection process. Some states are also becoming active in questioning the use of catastrophe modeling in the pricing and underwriting areas.  Regulation risk is realized when states do not approve or limit the amount of rate a company can charge which may result in writing under-priced business. See "Risk Factors - Regulations" in item 1A of this form 10-K.
In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2013, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
The Federal Insurance Office ("FIO") was established in 2010 by the enactment of the Dodd-Frank Act. The FIO is a separate office within the United States Department of Treasury. The primary objective of the FIO is to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. The FIO also coordinates and develops federal policy on prudential aspects of international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program; however, the FIO has no authority as a regulator or supervisor of insurance companies.
EMPLOYEES
As of February 28, 2014, we had 2,384 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	63	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present.	2006
Steven E. English, Senior Vice President and Chief Financial Officer	53	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Joel E. Brown, Senior Vice President, Standard Lines	56	Senior Vice President, Standard Lines, of STFC and State Auto Mutual, 8/13 to present; Vice President, Standard Lines of STFC and State Auto Mutual, 1/11 to 7/13; Vice President, Personal Lines, and Regional Vice President of STFC and State Auto Mutual, 1/01 to 1/11.	2011
Jessica E. Buss, Senior Vice President, Specialty Lines	42	Senior Vice President, Specialty Lines, of STFC and State Auto Mutual, 8/13 to present; Vice President, Specialty Lines of STFC and State Auto Mutual, 1/11 to 7/13; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11.	2011
Clyde H. Fitch, Jr., Senior Vice President and Chief Sales Officer	63	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present.	2007
Stephen P. Hunckler, Senior Vice President and Chief Claims Officer	55	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Claims Officer of STFC and State Auto Mutual, 8/09 to present; Vice President of STFC and State Auto Mutual, 8/09 to 7/13, Chief Claims Officer of Balboa Insurance Group 8/06 to 8/09.	2011
Cynthia A. Powell, Senior Vice President and Chief Risk Officer	53	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Risk Officer of STFC and State Auto Mutual, 6/12 to present; Vice President of State Auto Mutual, 3/00 to 7/13; Vice President of STFC, 5/00 to 7/13; Treasurer of STFC and State Auto Mutual, 6/06 to 6/12.	2000
Lorraine M. Siegworth, Senior Vice President and Chief Strategy & Organization Effectiveness Officer	46	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Strategy & Organization Effectiveness Officer of STFC and State Auto Mutual, 11/06 to present; Vice President of STFC and State Auto Mutual, 11/06 to 7/13.	2006
James A. Yano, Senior Vice President, Secretary and General Counsel	62	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Secretary and General Counsel of STFC and State Auto Mutual, 4/07 to present; Vice President of STFC and State Auto Mutual, 4/07 to 7/13	2007
Scott A. Jones, Vice President and Chief Investment Officer	49	Vice President and Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12; Portfolio Manager of STFC and State Auto Mutual for more than five years prior to 8/09.	2012
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	48	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; Vice President, Corporate Finance and Accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13; Senior Vice President and E&S Segment Chief Financial Officer of Argo Group International Holdings, Ltd. 6/05 to 2/10.	2013
(1)	Age as of March 6, 2014.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors
Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance. If any risks or uncertainties discussed below develop into actual events, then such events could have a material adverse effect on our business, liquidity, capital resources, financial position or results of operations. In that case, the market price of our stock could decline materially.
In the discussion below, we have organized risks according to categories of risk factors; however, many of the risks may have correlations and ramifications in more than one category. For example, the availability of sufficient, reliable data is included in Underwriting and Pricing, yet may also affect a number of risk factor categories. The categories, therefore, should be viewed as a starting point for understanding the significant risks we face, not as a limitation on the potential impact of risks.
The risk factors might affect, alter, or change actions we might take in developing or executing our strategies, including, but not limited to capital management. We employ a number of risk management approaches to reduce our exposure to risk, all of which have inherent limitations. The failure of our risk management actions could have material adverse effects on our business, liquidity, capital resources, financial position or results of operations.
The following list of risk factors is not exhaustive and others may exist or develop. This information should be carefully considered together with the other information included in this report and in other reports and materials we file with the SEC, as well as, news releases and other information we publicly disseminated from time to time.
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
Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our level of profitability or harm our financial condition, which in turn could adversely affect our ability to write new business. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather, fires and man-made events, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable. Additionally, catastrophe losses incurred by residual markets or pooling mechanisms (such as wind pools) in certain states could trigger assessments to us. Such assessments could be material and may not be recoupable, depending on the applicable state mechanism.
The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines, commercial property and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, as well as earthquakes and hurricanes affecting the United States. Our 2013 results reflected a significant decrease in weather-related catastrophe losses when compared to 2012 and 2011; however, there can be no assurance that a favorable trend will continue in future years.  In 2012 and 2011, the largest catastrophe or series of catastrophes affecting STFC's results of operations were as follows: in 2012, losses related to wind and hail activity from a tornado in March, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri, in April, and wind activity from a storm in the Midwest and Mid-Atlantic states in June resulted in approximately $50.5 million in pre-tax losses; and in 2011, losses arising from a hurricane, tornadoes, and wind and hail storms, which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, which resulted in approximately $130.6 million in pre-tax losses.
Increases in the value and geographic concentration of insured properties and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that limits the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas or refusing to enforce policy provisions such as hurricane deductibles. Although we attempt to reduce the impact of catastrophes on our business by controlling concentrations of exposures in catastrophe prone areas and through the purchase of reinsurance, such reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit, or we incur a number of smaller catastrophes that, individually, fall below the reinsurance retention level.
Along with others in the industry, we utilize catastrophe models developed by third party vendors to help assess and manage our exposure to catastrophe losses. Such models assume various conditions and probability scenarios and use historical information about catastrophic events, along with detailed information about our business. There are limitations to the usefulness of such models, and may not necessarily accurately predict future losses. While we use such modeling information in connection with our pricing and risk management activities, there are limitations with respect to the models’ usefulness in predicting losses in any reporting period. Such limitations are evidenced by the occurrence of significant variations in estimates between models and modelers; material increases or decreases in model results due to changes and refinements of the underlying data elements and assumptions; and differences observed between the results of actual event conditions and modeled expectations. Climate change, to the extent it affects changes in weather patterns, could impact the frequency or severity of weather events. Some industry commentators have expressed concerns that hydraulic fracturing or “fracking,” a process which involves drilling deep underground wells and injecting water, chemicals and sand into the rock formations in order to extract oil and gas, may cause seismic activity which, among other things, may affect the frequency of earthquakes. We view fracking as a potential emerging risk facing the industry.
Our ongoing catastrophe management efforts could negatively impact growth to the extent constraints on property exposures are deemed necessary in certain territories. In addition, due to the potential impact on cross-selling opportunities, new business growth in the auto lines could be negatively affected.
A severe catastrophic event, pandemic or terrorist attack somewhere in the world may not result in material insurance losses to us. However, our investment portfolio, reinsurers or the general economy could be negatively affected, resulting in a material adverse effect on our business, liquidity, capital resources, financial position or results of operations.
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
Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow appropriate underwriting guidelines;

•	our ability to innovate with new product and/or pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	technological innovations in automobiles, such as accident avoidance systems and advances leading to autonomous cars;

•	changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
Such risks may result in our rates being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.
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
Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The State Auto Group’s current financial strength rating from A.M. Best is A (Excellent) with a negative outlook. The State Auto Group’s current financial strength rating from Moody’s is A3 with a negative outlook and from Standard & Poor’s is BBB+ with a negative outlook.
Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. The State Auto Group’s current credit rating from A.M. Best is bbb with a negative outlook. The State Auto Group’s current credit rating from Standard & Poor’s BB+ with a negative outlook.
Depending on future results and developments, we may not be able to maintain our current ratings.

DIVIDENDS
There can be no assurance that we will continue to pay cash dividends consistent with current or past levels.
We have a history of consistently paying cash dividends to our shareholders. In the fourth quarter of 2012, the Board of Directors of State Auto Financial reduced the amount of dividends paid on our common shares from $0.15 per share to $0.10 per share; however, the future payment of cash dividends will depend upon a variety of factors, such as our results of operations, financial condition and cash requirements, as well as the ability of our insurance subsidiaries to make distributions to STFC. State insurance laws restrict the payment of dividends by insurance companies to their shareholders. In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. Such restrictions and other requirements and factors may affect the ability of our insurance subsidiaries to make dividend payments to STFC. Limits on the ability of our insurance subsidiaries to pay dividends could adversely affect STFC's liquidity, including STFC's ability to pay cash dividends to shareholders.
TECHNOLOGY AND TELECOMMUNICATION SYSTEMS
Our business success and profitability depend, in part, on effective information technology and telecommunication systems. If we are unable to keep pace with the rapidly developing technological advancements in the insurance industry, our ability to compete effectively could be impaired.
We depend in large part on our technology and telecommunication systems for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology and telecommunication systems and on their continued development and enhancement to support our business processes and strategic initiatives in a cost effective manner. We implemented a new claims system for most lines of business during 2013. This initiative involved a significant commitment of resources. This new system is intended to add functionality and increase our claims efficiency with improved file quality. However, the expected benefits of this new system may not be fully realized by us.
During 2013, we began planning a multi-year business and technology transition to consolidate all of our policy administration systems. The transition is not expected to be complete for several years. For this initiative, we are partnering with a third party which specializes in providing core system software to the insurance industry. The new technology platform is intended to provide us with quicker speed to market, improve ease of doing business for our policyholders, agents and brokers, lower our costs for maintenance and product introductions and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget.
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
If we experience difficulties with outsourcing, or other third party relationships, our ability to conduct business might be negatively impacted.
From time to time we may outsource certain business, information technology or administrative functions, or otherwise rely on certain third parties for the performance of such functions, for efficiency and cost saving purposes. If we fail to develop and implement our sourcing strategies or our third party providers fail to perform as expected, we may experience operational difficulties, increased costs, and a loss of business that may have a material adverse effect on our results of operations or financial condition.
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
We have established a business continuity plan that is designed to continue our core business operations in the event that normal business operations cannot be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to meet the needs of our core business operations and address multiple business interruption events, there is no assurance that we will be able to perform our core business operations upon the occurrence of such an event, which may result in a material adverse effect on our financial position and results of operations.
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
Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Cyber-attacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge from a variety of sources and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.
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
While we have not experienced material cyber-incidents to date, the occurrence and effects of cyber-incidents may remain undetected for an extended period. We maintain cyber-liability insurance coverage to offset certain potential losses, subject to policy limits, such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.

REINSURANCE
Reinsurance may not be available, collectible or adequate to protect us against losses, or may cause us to constrain the amount of business we underwrite in certain lines of business and locations.
We use reinsurance to help manage our exposure to insurance risks and to manage our capital. There can be no assurance that our use of reinsurance effectively meets our strategic business objectives. The availability, policy conditions and cost of reinsurance are subject to prevailing market conditions, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. Ceded reinsurance arrangements do not eliminate our obligation to pay claims. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims. With respect to catastrophic or other loss, if we experience difficulty collecting from reinsurers or obtaining additional reinsurance in the future, we will bear a greater portion of the total financial responsibility for such loss, which could materially reduce our profitability or harm our financial condition.
As described in more detail elsewhere in this Form 10-K, we have a quota share reinsurance agreement in place covering our homeowners line of business. Under this agreement, which terminates on December 31, 2014, 75% of our homeowners premium revenues, losses and ALAE are ceded to third party reinsurers, and we retain the remaining 25%.  The reduction in net written premiums may put pressure on our expense ratios with respect to underwriting expenses and ULAE. Consistent with our homeowners profitability plans, we expect to constrain homeowners policy count growth in certain states with geographic concentrations and/or unsatisfactory underwriting results.

We are currently evaluating our options regarding reinsurance arrangements for our homeowners line of business for 2015 and beyond, which includes renewing or amending the quota share reinsurance arrangement or terminating the arrangement and entering into another type of reinsurance or risk transfer protection arrangement. No assurance can be given that the option selected will be structured to adequately protect our interests or that an acceptable option will be available to us.
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
The personal lines businesses are characterized by an auto underwriting cycle of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins initially decline in periods of increasing loss costs.
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
DISTRIBUTION SYSTEM
Our retail agents, who are part of the independent agency distribution channel, are our sole distribution method for our personal and business insurance segments. Our exclusive use of retail agents may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through other means, such as the internet, rather than through agents.
We market our insurance products in our personal and business insurance segments exclusively through independent, non-exclusive insurance agents and brokers, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, we recognize that although the number of distribution locations has expanded and the size of many agencies has grown, the number of individual independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing our agency representation, our sales and results of operations could be adversely affected.
The retail agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. When price competition is intense, our premium production may be negatively impacted by the fact our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and partnering with agents to market and sell our products. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure we have strong relationships with our retail agents, we may not be successful and our sales and results of operations could be adversely affected.
In addition, consumers are increasingly using the internet and other alternative channels to purchase insurance products. While our website provides a significant amount of information about our insurance products, consumers cannot purchase insurance through our website. Instead, consumers must contact one of our independent agents to purchase our insurance products or make changes to their policies. This single distribution system may place us at a disadvantage with consumers who prefer to purchase insurance products online or through other alternative distribution channels.
REGULATION
Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.
We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations (see “Regulation-Dividends” in Item 1), changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly examining laws and regulations, generally focusing on modifications to holding company regulations, interpreting existing laws and developing new laws.
From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance.
The Risk Management and Own Risk Solvency Assessment Model Act (ORSA) calls for insurers to adopt a comprehensive enterprise risk management framework embedded within company operations by January 2015. The state of Ohio has not yet adopted ORSA, but is expected to do so sometime during 2014. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. An ORSA Summary Report, supported by internal risk management materials, will be filed with state regulators. We are in the process of working toward timely compliance with the ORSA guidelines and requirements.
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
From time to time, many of the states in which we operate consider legislation restricting or banning the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states have considered restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.
Currently the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, or repeal of McCarran-Ferguson Act (which largely exempts the insurance industry from the federal antitrust laws), could significantly impact the insurance industry and us. In February 2013, the Department of Housing and Urban Development finalized a federal regulation introducing disparate impact criteria to the sale of homeowners insurance. Such regulation may have a negative effect on our underwriting and pricing of homeowners insurance, as it puts in jeopardy the use of longstanding, sound actuarial factors. We are monitoring the impact of this recent legislation.

The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office is a separate office within the United States Department of Treasury. The primary objective of the Federal Insurance Office is to monitor all aspects of the insurance industry. The Federal Insurance Office also coordinates and develops federal policy on international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program. However, the Federal Insurance Office lacks regulatory authority, and it is not clear how this federal office will coordinate and interact with the NAIC or state insurance regulators. In December 2013, the Federal Insurance Office issued a report on regulatory modernization.  The report concluded that the regulatory debate at present is not whether insurance regulation should be state-based or by the federal government, but, whether there are areas in which the federal government's involvement in regulation under the state-based approach would be beneficial.  The report recommended 18 areas for short-term insurance regulation improvement, centering around capital adequacy, reform of insurer resolution practices and marketplace regulation, and nine areas of direct federal government involvement in regulation.  Industry response to the report has been mixed.  It is uncertain what regulatory changes may result from the report and what impact such changes may have on the industry and to us.
Although we do not write health insurance, rules affecting health care services can affect insurance we write, including workers’ compensation, commercial and personal automobile and liability insurance. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) and additional health care reform legislation may have an impact on various aspects of our business. In addition, we may be impacted as a business enterprise by potential tax issues and changes in employee benefits. We will continue to monitor and assess the impact of health care legislation or regulations, or changing interpretations, at the federal or state levels.
We cannot predict with certainty the effect any enacted, proposed or future state or federal regulation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements. For example, concerns over climate change may prompt federal, state or local laws intended to protect the environment. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our operations.
We could be adversely affected if our controls designed to assure compliance with guidelines, policies, and legal and regulatory standards, including financial and regulatory reporting, are ineffective. Our business is dependent on our ability to regularly engage in a large number of insurance underwriting, claim processing, personnel and human resources, and investment activities, many of which are complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory requirements. No matter how well designed and executed, control systems provide only reasonable assurance that the system objectives will be met. If our controls are not effective, it could lead to financial loss, unexpected risk exposures or damage to our reputation.
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
There are concerns that the focus on climate change and global warming could affect court decisions or result in litigation, including potential matters arising from federal, state or local laws intended to protect the environment. Other environmental concerns could also create or affect potential liability exposures.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. In connection with the commercial insurance business we write, we are required to participate. Under the Terrorism Acts, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2013, over 90% of our commercial lines non-workers compensation policyholders purchased terrorism coverage. Under the Terrorism Acts, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on 20% of the prior year’s applicable commercial lines premiums. For losses above the deductible, the federal government will pay 85%, up to an industry limit of $100 billion, and the insurer retains 15%. Although the Terrorism Acts’ provisions will mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
In December 2007, the United States Congress extended the Terrorism Acts through December 31, 2014, and made some modest changes to the Terrorism Acts. See “Regulation” in this Item 1 for a discussion of the Terrorism Acts. It is uncertain whether the Terrorism Acts will be renewed or revised before their termination date.
In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. We cannot predict at this time the extent to which industry sectors in which we maintain investments may suffer losses as a result of potentially decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Furthermore, our reinsurers could experience significant losses as a result of terrorist attacks, potentially jeopardizing their ability to pay losses ceded to them and reducing the availability of reinsurance.
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
Our success depends on our ability to attract, train, develop and retain talented, diverse employees, including executives and other key managers in a specialized industry. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business. Effective succession planning is important to assure the timely, competent replacement of retiring senior executives and other departing management talent and subject matter experts. Talent management is a key consideration in our specialty insurance segment, which requires specialized product underwriting, claims handling and risk management services and involves distribution through channels other than our retail agents.
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

CONTROL BY OUR PARENT COMPANY
State Auto Mutual owns a significant interest in us and may exercise its control in a manner detrimental to your interests.
As of December 31, 2013, State Auto Mutual owned approximately 62% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
COMPETITION
Our industry is highly competitive, which could adversely affect our sales and profitability.
The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations and brands supported by extensive media advertising. Many of our competitors have substantially greater financial, technical and operating resources and market share than us. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as usage-based auto insurance could potentially result in reduced market share or adverse selection. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace which may adversely affect our competitive position. Social media, for example, could be potentially utilized in a manner which negatively affects our reputation with current or prospective policyholders and agents.
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
The increased transparency that arises from information available from the use of tools such as comparative rater software, could work to our disadvantage. The competitive environment for certain lines of business, such as personal auto insurance, puts pressure on achieving sustainable profit margins. We may have difficulty differentiating our products or becoming among the lowest cost providers. Expense efficiencies are important to maintaining and increasing our growth and profitability. If we are unable to efficiently execute and realize future expense efficiencies, it could affect our ability to establish competitive pricing and could have a negative effect on new business growth and retention of existing policyholders.
VOLATILITY OF OUR COMMON STOCK
The price of our common stock could be volatile.
The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which may not be related to our operating performance and are beyond our control. Such factors include, but are not limited to, the following: volatility and variations in our actual or anticipated operating results or changes in the expectations of financial market analysts; investor perceptions of our Company and/or the property and casualty industry; the number of shares outstanding, trading volume, market conditions in the insurance industry and any significant volatility in the market; and major catastrophic events.
CHANGES IN ACCOUNTING STANDARDS
Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our results of operations and financial condition.
Our financial statements are prepared in accordance with GAAP, FASB, AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position. See Note 1 to our consolidated financial statements included in Item 8 of this Form 10-K regarding adoption of recent accounting pronouncements.

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
Item 3. Legal Proceedings
The following describes a pending class action legal proceeding in which we are a party:
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
We are also involved in other lawsuits arising in the ordinary course of our business, some of which arise out of, or are related to, our insurance policies and may allege extra contractual damages. These lawsuits are in various stages of development. We generally contest these matters vigorously, but may pursue settlement if appropriate. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit, or related lawsuits, will be material to our results of operations or have a material adverse effect on our consolidated financial or cash flow positions.
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
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 28, 2014, there were 1,190 shareholders of record of our common shares.
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

2013	High	Low	Dividend
First Quarter	$17.99	$14.10	$0.10
Second Quarter	19.77	15.48	0.10
Third Quarter	23.10	17.56	0.10
Fourth Quarter	22.61	18.65	0.10

2012	High	Low	Dividend
First Quarter	$16.00	$12.21	$0.15
Second Quarter	14.79	12.82	0.15
Third Quarter	16.91	12.49	0.15
Fourth Quarter	16.88	13.93	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.
Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2008, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
STFC	100.00	63.75	62.27	50.64	57.81	83.98
NASDAQ Index	100.00	145.36	171.74	170.39	200.45	280.97
NASDAQ Ins. Index	100.00	103.34	122.08	128.98	150.56	197.46

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2013	2012	2011*	2010*	2009
Statement of Income Data — GAAP Basis:
Earned premiums	$1,055.0	1,042.1	1,428.8	1,257.2	1,176.5
Net investment income	$72.8	75.4	85.4	80.8	82.1
Total revenues	$1,153.0	1,150.1	1,553.7	1,355.1	1,256.9
Net income (loss)	$60.8	10.7	(160.7)	24.4	9.3
Earned premium growth	1.2%	(27.1)	13.6	6.9	4.5
Return on average invested assets(1)	3.4%	3.5	3.6	3.6	3.9
Balance Sheet Data — GAAP Basis:
Total investments	$2,251.3	2,268.4	2,229.9	2,307.1	2,179.1
Total assets	$2,496.4	2,477.8	2,764.4	2,701.4	2,544.0
Total notes payable	$100.8	115.9	116.4	116.8	117.2
Total stockholders’ equity	$785.0	737.2	723.8	831.2	828.9
Common shares outstanding	40.7	40.5	40.3	40.1	39.8
Return on average equity	8.0%	1.5	(20.7)	2.9	1.2
Debt to capital ratio	11.4%	13.6	13.9	12.3	12.4
Per Common Share Data — GAAP Basis:
Basic EPS	$1.50	0.26	(4.00)	0.61	0.23
Diluted EPS	$1.49	0.26	(4.00)	0.61	0.23
Cash dividends per share	$0.40	0.55	0.60	0.60	0.60
Book value per share	$19.27	18.22	17.95	20.71	20.81
Common Share Price:
High	$23.10	16.91	18.35	20.38	30.25
Low	$14.10	12.21	10.09	13.40	14.29
Close at December 31	$21.24	14.94	13.59	17.42	18.50
Close price to book value per share	$1.10	0.82	0.76	0.84	0.89
GAAP Ratios:
Loss and LAE ratio	68.2%	74.7	82.6	70.8	71.7
Expense ratio	33.6%	33.2	33.9	33.8	34.2
Combined ratio	101.8%	107.9	116.5	104.6	105.9
Statutory Ratios:
Loss and LAE ratio	68.5%	74.8	82.4	70.3	71.3
Expense ratio	34.5%	33.6	33.9	32.9	33.5
Combined ratio	103.0%	108.4	116.3	103.2	104.8
Net premiums written to surplus	1.4	1.7	2.1	1.7	1.5
(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective December31, 2011, January 1, 2011 and 2010.

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
Our reportable insurance segments are personal insurance, business insurance and specialty insurance. These insurance segments are aligned with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2013 is set forth in this Item 7 and in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
We made progress throughout 2013 in executing plans and strategies to transform parts of our business. We benefited from improvements in our loss and ALAE ratios and we continued efforts to achieve price adequacy and enhance our claim performance.
Homeowners Remediation
Our Midwest and Southeast presence exposes us to wind, hail and tornadoes, which has resulted in our homeowners line becoming a challenge in terms of both profit and risk management.
A multi-year effort to implement solutions included an aggressive insurance to value program that audits policy coverages against the actual value of the property. In addition, we implemented separate, mandatory wind and hail deductibles for properties in select states and by-peril rating for homeowners in key states. By-peril rating calculates a separate premium component for each peril, which allows us to price more effectively for weather risks, the leading cause of homeowners’ losses. Over the past five years we have increased prices and we will continue to take steps to improve our price adequacy in 2014.
Our claims' handling has become more specialized with the addition of dedicated large and small property claim handlers and the formation of a catastrophe claim team, lessening our dependency on independent adjusters. We’re also continuing our efforts to change our geographic footprint.
Diversification
Geographic and product diversification have been a priority as personal lines have traditionally represented 60% to 65% of our business mix. This has made us more vulnerable to catastrophes and produced earnings volatility. Since 2007, we have acquired companies that expanded our operating territory into Texas, the Southwest and New England. In 2009, we purchased the Rockhill Insurance Group, which allowed us to establish a presence in the Excess and Surplus and Programs business throughout the United States. In addition to these acquisitions, we have redesigned our business insurance product mix to attract more casualty business. As a result of these actions, our business and specialty insurance segments represent approximately 50% of net written premiums, excluding cessions to our homeowners quota share arrangement.
Price Adequacy
Pricing the property and casualty insurance product has become a sophisticated science. To that end, we have made significant investments in our actuarial and financial teams, adding depth and talent to these important functions. As a result, we are able to price our product more accurately and achieve more consistent price adequacy.
In personal lines, we continue to roll out our second generation CustomFitSM homeowners product and our third generation CustomFit auto product. Our CustomFit products enable us to utilize by-peril rating to price each peril separately, which allows us to attract lower risk homeowners and auto policyholders and charge appropriately for higher risk policyholders. We expect that these efforts will support our continual efforts to achieve our price targets for personal auto and homeowners in 2014.
In the business insurance segment, we completed the roll out of Business Insurance Evolution (“BIE”), which allows us to streamline the processing of policies, enabling us to shift our underwriting focus from smaller commercial accounts to larger accounts. The pricing and policy issuance efficiencies that have resulted from BIE, will help support our ability to achieve our price targets for standard business insurance in 2014.
Claims
In 2013, we completed the transformation of our claims operations by successfully deploying a new technology platform, Guidewire, to replace our legacy claims system. The new system is helping us reduce claim adjudication costs, manage indemnity more effectively and improve service levels. We are seeing improved loss ratios as a result of both price increases and improvements in our claims processing capabilities.
Technology
Over the next several years, we will replace all of our policy administration and billing systems for both personal and business insurance. The work will begin in 2014 with our billing systems and the upgrading of our agency portal. Work is also underway on a new specialty platform for our Excess & Surplus and Programs business units.
Our People and Our Future
We have made significant progress in recent years thanks to committed, responsive associates. Our agents and brokers appreciate the quality of our associates and the responsiveness of our service. Moving forward, we will continue to focus on our mission of providing property and casualty products and services through independent agents and brokers that enhance the financial interests of our policyholders and shareholders.
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
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves at December 31, 2013, was $960.1 million, within an estimated range of $820.0 million to $984.9 million (dollar amounts presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement; therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K.)
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $984.9 million, the reserve increase of $24.8 million corresponds to an after-tax decrease of $16.1 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $820.0 million, the $140.1 million reserve decrease would add $91.1 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying the loss reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2013, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $81.1 million on reserves, or a $52.7 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.
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

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2013 and 2012. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2013 and 2012, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2013	2012
Direct loss and ALAE reserve:
STFC Pooled Companies	$509.1	494.7
Assumed by STFC Pooled Companies	451.0	437.5
Total direct loss and ALAE reserve	960.1	932.2
Direct ULAE reserve:
STFC Pooled Companies	29.2	28.3
Assumed by STFC Pooled Companies	21.8	18.8
Total direct ULAE reserve	51.0	47.1
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(21.4)	(23.6)
Assumed by STFC Pooled Companies	(3.3)	(2.1)
Total direct salvage and subrogation recoverable	(24.7)	(25.7)
Reinsurance recoverable	(9.1)	(13.5)
Assumed reinsurance	5.0	7.7
Reinsurance assumed by STFC Pooled Companies	(31.5)	(19.1)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $9.1and $13.5 in 2013 and 2012, respectively	$950.8	928.7

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2013 and 2012:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2013
Personal insurance segment:
Personal auto	$127.7	51.5	9.6	188.8
Homeowners	14.1	8.0	2.2	24.3
Other personal	7.4	3.0	0.2	10.6
Total personal	149.2	62.5	12.0	223.7
Business insurance segment:
Commercial auto	44.3	35.2	3.9	83.4
Commercial multi-peril	45.6	40.7	5.2	91.5
Fire & allied lines	18.7	2.8	0.6	22.1
Other & product liability	52.8	91.5	15.5	159.8
Other commercial	1.7	1.0	0.1	2.8
Total business	163.1	171.2	25.3	359.6
Specialty insurance segment:
Excess & Surplus property	0.6	6.0	0.8	7.4
Excess & Surplus casualty	11.3	46.2	3.6	61.1
Programs	87.5	62.0	1.2	150.7
Workers' compensation	60.7	78.9	8.7	148.3
Total specialty	160.1	193.1	14.3	367.5
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$472.4	426.8	51.6	950.8

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2012
Personal insurance segment:
Personal auto	$126.4	49.9	9.8	186.1
Homeowners	22.1	10.3	2.2	34.6
Other personal	7.8	2.3	0.2	10.3
Total personal	156.3	62.5	12.2	231.0
Business insurance segment:
Commercial auto	38.2	35.5	3.7	77.4
Commercial multi-peril	38.6	37.2	4.6	80.4
Fire & allied lines	18.6	2.3	0.6	21.5
Other & product liability	53.1	91.4	15.1	159.6
Other commercial	2.0	0.8	0.1	2.9
Total business	150.5	167.2	24.1	341.8
Specialty insurance segment:
Excess & Surplus property	0.7	4.0	0.4	5.1
Excess & Surplus casualty	7.3	38.9	2.8	49.0
Programs	71.0	80.8	0.9	152.7
Workers' compensation	71.4	70.5	7.2	149.1
Total specialty	150.4	194.2	11.3	355.9
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$457.2	423.9	47.6	928.7

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
Asbestos reserves are $1.4 million, and environmental reserves are $9.7 million, for a total of $11.1 million, or 1.2% of net losses and loss expenses payable. Asbestos reserves remained the same and environmental reserves increased $2.6 million from 2012.
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
To calculate the State Auto Group’s December 31, 2013 benefit obligation for each of the benefit plans, we used a discount rate of 4.85% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2013 and net periodic benefit cost for the year ended December 31, 2014, a discount rate of 4.85% and an expected long-term rate of return on plan assets of 7.00% were used.

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
The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2013 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2014, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2014. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	(0.25)%	4.85%	0.25%	(0.25)%	4.85%	0.25%
Benefit obligation	$238.9	230.5	222.5	$22.8	22.3	21.9
Net periodic benefit cost (benefit)	$9.3	8.6	7.8	$(3.8)	(3.8)	(3.8)

	Expected return on plan assets
	(0.25)%	7.00%	0.25%
Net periodic benefit cost	$9.9	8.6	9.0
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2013, our share of the State Auto Group’s ABO and PBO was $211.2 million and $230.5 million, respectively. At December 31, 2013, STFC’s share of the defined benefit pension plan’s fair value of the assets was $185.9 million, which resulted in an underfunded status within our balance sheet of $44.6 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2014.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $89.7 million at December 31, 2012, to $50.6 million at December 31, 2013. Primarily influencing this decrease are actuarial gains and losses arising from factors that include an increase in the discount rate and expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes. In addition, we experienced greater returns on our plan assets.
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
During 2011, we experienced a net loss driven by the magnitude of record level catastrophe storm losses in the second quarter which significantly exceeded our projections. We considered both positive and negative evidence and concluded a valuation allowance should be established. At December 31, 2013 and 2012, we recorded a valuation allowance of $82.6 million and $100.5 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where we have concluded this portion of the asset to be realizable due to our assertion that we have both the ability and intent to hold these securities through recovery or maturity.

The following table sets forth the components of our federal income tax expense for the years ended December 31, 2013 and 2012:

($ millions)	2013	2012
Income before federal income taxes	$61.3	$10.6

Current tax expense (benefit)	0.5	(0.1)
Deferred tax expense (benefit)	11.8	(4.8)
Federal income tax expense (benefit) prior to valuation allowance	12.3	(4.9)
Valuation allowance	(11.8)	4.8
Total federal income tax expense (benefit)	0.5	(0.1)
Net income	$60.8	$10.7

During the year ended December 31, 2013, we recorded current tax expense in the income statement of $0.5 million related to the Alternative Minimum Tax (AMT). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. In our case, while we had both regular tax and AMT tax net operating loss carryforwards, the Internal Revenue Code only allows for a 90% offset of the AMT obligation; whereas, the Internal Revenue Code allows for an 100% offset of the regular tax obligation. This resulted in recording a current tax provision. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the year ended December 31, 2013.
In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the years ended December 31, 2013 and 2012:

($ millions)	2013	2012
Continuing operations	$(11.8)	$4.8
Other comprehensive income	(6.1)	(7.6)
Change in valuation allowance	$(17.9)	$(2.8)

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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2011 – December 31, 2011	Close of business December 31, 2011	Since January 1, 2012
STFC Pooled Companies:
State Auto P&C(1)	62.0%	51.0%	51.0%
Milbank	17.0	14.0	14.0
SA Ohio	1.0	0.0	0.0
Total STFC Pooled Companies	80.0	65.0	65.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	34.0	34.0
SA Wisconsin	0.0	0.0	0.0
Meridian Security(2)	0.0	0.0	0.0
Meridian Citizens Mutual	0.5	0.5	0.5
Patrons Mutual(3)	0.5	0.5	0.5
RIC	0.0	0.0	0.0
Plaza	0.0	0.0	0.0
American Compensation	0.0	0.0	0.0
Bloomington Compensation	0.0	0.0	0.0
Total State Auto Mutual Pooled Companies	20.0%	35.0%	35.0%
(1)
Includes the pooling participation percentage of Farmers which was merged into State Auto P&C as of the close of business on December 31, 2012. Farmers’ pooling participation percentage was 3.0% from January 1, 2011 to December 31, 2011.

(2)
Includes the pooling participation percentages of SA Florida and Beacon National, each of which was merged into Meridian Security as of the close of business on December 31, 2012. Each of SA Florida’s and Beacon National’s pooling participation percentage was 0.0% from January 1, 2011 to December 31, 2011.

(3)
Includes the pooling participation percentage of Litchfield which was merged into Patrons Mutual as of the close of business on March 31, 2013. Litchfield's pooling participation was 0.1% from January 1, 2011 to March 31, 2013.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2013, 2012 and 2011:

($ millions, except per share data)	2013	2012	2011
GAAP Basis:
Total revenues	$1,153.0	1,150.1	1,553.7
Net income (loss)	$60.8	10.7	(160.7)
Stockholders’ equity	$785.0	737.2	723.8
Book value per share	$19.27	18.22	17.95
Return on average equity	8.0%	1.5	(20.7)
Debt to capital ratio	11.4%	13.6	13.9
Cat loss and ALAE ratio	3.4%	6.4	16.2
Non-cat loss and LAE ratio	64.8%	68.3	66.4
Loss and LAE ratio	68.2%	74.7	82.6
Expense ratio	33.6%	33.2	33.9
Combined ratio	101.8%	107.9	116.5
Premiums written growth(1)	0.6%	(17.8)	(2.9)
Investment yield	3.4%	3.5	3.6

SAP Basis:
Cat loss and ALAE points	3.4%	6.4	16.2
Non-cat loss and ALAE	58.6%	61.7	60.3
ULAE	6.5%	6.7	5.9
Loss and LAE ratio	68.5%	74.8	82.4
Expense ratio	34.5%	33.6	33.9
Combined ratio	103.0%	108.4	116.3
Net premiums written to surplus	1.4	1.7	2.2
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

2013 Summary
Our 2013 net income was $60.8 million compared to net income of $10.7 million in 2012 and a net loss of $160.7 million in 2011. Our 2011 net loss included a non-cash charge of $103.3 million related to a valuation allowance against our net deferred tax asset.
Our 2013 revenues were $1,153.0 million compared to revenues of $1,150.1 million in 2012 and $1,553.7 million in 2011. Our 2013 expenses were $1,091.7 million compared to expenses of $1,139.5 million in 2012 and $1,665.8 million in 2011. The decline in revenues from 2011 to 2012 is attributed to the HO QS Arrangement (discussed below) and the 12.31.11 pool change (discussed above).

The following highlights significant factors that impacted 2013 results as compared to 2012 and 2011:

•
Earned premiums in 2013 were $1,055.0 million compared to $1,042.1 million and $1,428.8 million in 2012 and 2011, respectively. The growth in 2013 was primarily driven by higher average new business premium, increased renewal pricing and a recovering economy. Also contributing to this growth was our termination of an umbrella quota share reinsurance arrangement as of July 1, 2012. The $386.7 million decrease in earned premiums from 2011 to 2012 was due to the HO QS Arrangement, which accounted for $166.2 million, and the 12.31.11 pool change, which contributed $267.9 million of this decline. Excluding the impact of the HO QS Arrangement and the 12.31.11 pool change, earned premium from 2011 to 2012 increased 4.1% (1). This growth was driven by our business and specialty segments.

•
The 2013 results reflected a significant decrease in weather-related catastrophe losses when compared to the same 2012 and 2011 results. The 2013 catastrophe loss ratio was 3.4% compared to 6.4% and 16.2% for 2012 and 2011, respectively. The HO QS Arrangement benefited the catastrophe loss ratio by 1.4 points and 3.2 points, respectively, in 2013 and 2012 by ceding catastrophe losses to our reinsurance partners. The 2011 results of our personal and business insurance segments reflected a record level of weather-related catastrophe losses, which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri.

•
The SAP non-catastrophe loss and ALAE ratio for 2013 was 58.6% compared to 61.7% and 60.3% for the same 2012 and 2011 periods, respectively. This improvement was attributable to our specialty insurance segment, in both the Programs and Workers' compensation units. The 2013 and 2012 non-catastrophe loss and ALAE ratio results were negatively impacted by strengthening RED loss reserves by $21.3 million and $30.5 million in 2013 and 2012, respectively, within our specialty insurance segment. The HO QS Arrangement increased our SAP non-catastrophe loss and ALAE ratio 2.8 points in 2013 and 2.3 points in 2012. The 2011 non-catastrophe loss and ALAE ratio results were also negatively impacted by a higher level of non-catastrophe weather related losses, a higher number of large bodily injury claims and an increase in workers’ compensation reserves on certain life time disability claims.

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

($ in millions)	2012	2011	% Change
Earned Premiums:
As reported earned premiums	$1,042.1	$1,428.8	(27.1)%
HO QS Arrangement	166.2	—	—
Sub-total Excluding HO QS	1,208.3	1,428.8	(15.4)%
Impact of 12.31.11 Pool Change	—	267.9	—
Pro forma earned premiums	$1,208.3	$1,160.9	4.1%

Insurance Segments
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
Use of Non-GAAP Financial Measures
In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the years ended December 31, 2013 and 2012, (ii) exclude the impact of the unearned premium transfer associated with the termination of the umbrella quota share reinsurance agreement for the year ended December 31, 2012, (iii) exclude the one-time impact of the 1.1.11 pool change for the year ended December 31, 2011, (iv) assumes the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011, and (v) exclude the impact of program business written through our former RED unit, which is in run-off. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the years ended December 31, 2013 and 2012, and (b) perform a meaningful comparison of our results of operations for the years ended December 31, 2013, 2012 and 2011. We have also included Reconciliation Tables 1-9 and Tables 1-6 for readers to better understand the use and calculation of these non-GAAP financial measures.
Homeowners Quota Share Arrangement
To reduce risk and volatility in our homeowners book of business, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Liquidity and Capital Resources – Reinsurance Arrangements” for a more detailed discussion of the HO QS Arrangement. We believe the long term benefits of our homeowner actions will be a more profitable book of homeowners business with reduced risk to our capital base.
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2013 and 2012.
Reconciliation Table 1

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
December 31, 2013	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,062.1	$176.9	$1,239.0

Earned premiums	1,055.0	177.0	1,232.0
Losses and LAE incurred:
Cat loss and ALAE	36.3	22.7	59.0
Non-cat loss and LAE	683.5	70.0	753.5
Total Loss and LAE incurred	719.8	92.7	812.5
Acquisition and operating expenses	354.8	51.4	406.2
Net underwriting (loss) income	$(19.6)	$32.9	$13.3

Cat loss and ALAE ratio	3.4%	12.9%	4.8%
Non-cat loss and LAE ratio	64.8%	39.5%	61.2%
Total Loss and LAE ratio	68.2%	52.4%	66.0%
Expense ratio	33.6%	29.0%	33.0%
Combined ratio	101.8%	81.4%	99.0%

Reconciliation Table 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
December 31, 2012	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,055.3	$172.3	$1,227.6

Earned premiums	1,042.1	166.2	1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and LAE	711.2	74.5	785.7
Total Loss and LAE incurred	778.3	124.0	902.3
Acquisition and operating expenses	345.9	48.2	394.1
Net underwriting loss	$(82.1)	$(6.0)	$(88.1)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and LAE ratio	68.3%	44.8%	65.0%
Total Loss and LAE ratio	74.7%	74.6%	74.6%
Expense ratio	33.2%	29.0%	32.6%
Combined ratio	107.9%	103.6%	107.2%

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2013 and 2012.
Reconciliation Table 3

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2013	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,062.1	$176.9	$1,239.0

Earned premiums	1,055.0	177.0	1,232.0
Losses and LAE incurred:
Cat loss and ALAE	36.3	22.7	59.0
Non-cat loss and ALAE	617.7	70.0	687.7
Total Loss and ALAE	654.0	92.7	746.7
ULAE	68.7	—	68.7
Total Loss and ALAE incurred	722.7	92.7	815.4
Underwriting expenses	366.3	51.3	417.6
Net underwriting (loss) income	$(34.0)	$33.0	$(1.0)

Cat loss and ALAE ratio	3.4%	12.9%	4.8%
Non-cat loss and ALAE ratio	58.6%	39.5%	55.8%
Total loss and ALAE ratio	62.0%	52.4%	60.6%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	68.5%	52.4%	66.2%
Expense ratio	34.5%	29.0%	33.7%
Combined ratio	103.0%	81.4%	99.9%

Reconciliation Table 4

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2012	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,055.3	$172.3	$1,227.6

Earned premiums	1,042.1	166.2	1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and ALAE	643.0	74.5	717.5
Total Loss and ALAE	710.1	124.0	834.1
ULAE	68.9	—	68.9
Total Loss and ALAE incurred	779.0	124.0	903.0
Underwriting expenses	355.1	50.0	405.1
Net underwriting loss	$(92.0)	$(7.8)	$(99.8)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and ALAE ratio	61.7%	44.8%	59.4%
Total loss and ALAE ratio	68.1%	74.6%	69.0%
ULAE ratio	6.7%	—%	5.7%
Total loss and LAE ratio	74.8%	74.6%	74.7%
Expense ratio	33.6%	29.0%	33.0%
Combined ratio	108.4%	103.6%	107.7%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results at Reconciliation Table 5 and our homeowners’ line of business at Reconciliation Table 6.

Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums(1)	$465.4		$374.8		$221.9		$1,062.1
Earned premiums	464.0		364.2		226.8		1,055.0
Cat loss and ALAE	14.0	3.0	20.9	5.7	1.4	0.6	36.3	3.4
Non-cat loss and ALAE	285.8	61.6	181.9	50.0	150.0	66.2	617.7	58.6
ULAE	42.4	9.1	19.0	5.2	7.3	3.2	68.7	6.5
Underwriting expenses(2)	134.4	28.9	152.6	40.7	79.3	35.7	366.3	34.5
SAP underwriting loss and SAP combined ratio	$(12.6)	102.6	$(10.2)	101.6	$(11.2)	105.7	$(34.0)	103.0

($ millions)	2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(1)	$469.5		$349.4		$236.4		$1,055.3
Earned premiums	469.8		327.2		245.1		1,042.1
Cat loss and ALAE	26.9	5.7	37.8	11.5	2.4	1.0	67.1	6.4
Non-cat loss and ALAE	276.7	58.9	165.7	50.7	200.6	81.8	643.0	61.7
ULAE	41.2	8.8	19.0	5.8	8.7	3.5	68.9	6.7
Underwriting expenses(2)	126.6	27.0	147.0	42.1	81.5	34.4	355.1	33.6
SAP underwriting loss and SAP combined ratio	$(1.6)	100.4	$(42.3)	110.1	$(48.1)	120.7	$(92.0)	108.4

($ millions)	2011
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(3)	$647.4		$341.7		$295.5		$1,284.6
Earned premiums	800.6		379.0		249.2		1,428.8
Cat loss and ALAE	178.9	22.3	51.6	13.6	0.6	0.2	231.1	16.2
Non-cat loss and ALAE	469.1	58.6	220.2	58.1	172.4	69.2	861.7	60.3
ULAE	50.9	6.4	24.6	6.5	9.4	3.8	84.9	5.9
Underwriting expenses	169.1	26.1	153.5	44.9	113.4	38.4	436.0	33.9
SAP underwriting loss and SAP combined ratio	$(67.4)	113.4	$(70.9)	123.1	$(46.6)	111.6	$(184.9)	116.3

(1)	See Reconciliation Tables 6 and 7 for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Tables 3 and 4 for the impact of the HO QS Arrangement cession on our SAP underwriting results.
(3)	Includes:
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

Revenue
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
Reconciliation Table 5

		Pro Forma
($ millions)	As Reported 2011 Net Written Premiums	1.1.11 Pool Change Impact	2011 Net Written Premiums Excluding 1.1.11 Pool Change	12.31.11 UEP Transfer	2011 Net Written Premiums Excluding 12.31.11 UEP Transfer	12.31.11 Pool Change Impact	Pro Forma 12/31/11
Personal insurance segment:
Personal auto	$452.1	$—	$452.1	$(32.4)	$484.5	$(90.8)	$393.7
Homeowners	163.5	—	163.5	(7.8)	171.3	(32.1)	139.2
Other personal	31.8	—	31.8	(3.2)	35.0	(6.6)	28.4
Total personal	$647.4	$—	$647.4	$(43.4)	$690.8	$(129.5)	$561.3
Business insurance segment:
Commercial auto	$84.5	$—	$84.5	$(8.5)	$93.0	$(17.5)	$75.5
Commercial multi-peril	98.2	—	98.2	(10.3)	108.5	(20.4)	88.1
Fire & allied lines	83.0	—	83.0	(8.9)	91.9	(17.2)	74.7
Other & product liability	56.7	—	56.7	(5.9)	62.6	(11.7)	50.9
Other commercial	19.3	—	19.3	(2.0)	21.3	(4.0)	17.3
Total business	$341.7	$—	$341.7	$(35.6)	$377.3	$(70.8)	$306.5
Specialty insurance segment:
Excess & Surplus property	$29.7	$10.4	$19.3	$(2.9)	$22.2	$(4.1)	$18.1
Excess & Surplus casualty	42.8	10.8	32.0	(3.7)	35.7	(6.7)	29.0
Programs	147.6	3.1	144.5	(14.9)	159.4	(29.9)	129.5
Workers’ compensation	75.4	9.8	65.6	(6.3)	71.9	(13.5)	58.4
Total specialty	$295.5	$34.1	$261.4	$(27.8)	$289.2	$(54.2)	$235.0
Total net written premiums	$1,284.6	$34.1	$1,250.5	$(106.8)	$1,357.3	$(254.5)	$1,102.8

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the years ended December 31, 2013 and 2012 and on a pro forma basis for the year ended December 31, 2011 (see Reconciliation Table 5).
Table 1

($ millions)	2013	2012	2011
	As Reported	As Reported	Pro Forma
Net Written Premiums
Personal auto	$377.2	$383.6	$393.7
Homeowners	58.8	56.5	139.2
Other personal	29.4	29.4	28.4
Total personal	$465.4	$469.5	$561.3

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2013, 2012 and 2011:
Table 2

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2013
Personal auto	$378.4	$4.6	$253.0	$257.6	1.2	66.9	68.1
Homeowners	56.1	6.8	20.9	27.7	12.2	37.4	49.6
Other personal	29.5	2.6	11.9	14.5	8.6	40.5	49.1
Total personal	$464.0	$14.0	$285.8	$299.8	3.0	61.6	64.6
ULAE	—	—	—	42.4	—	—	9.1
Total Loss and LAE	$464.0	$14.0	$285.8	$342.2	3.0	61.6	73.7

2012
Personal auto	$382.0	$10.7	$242.5	$253.2	2.8	63.4	66.2
Homeowners	59.7	8.5	23.2	31.7	14.3	38.9	53.2
Other personal	28.1	7.7	11.0	18.7	27.4	39.3	66.7
Total personal	$469.8	$26.9	$276.7	$303.6	5.7	58.9	64.6
ULAE	—	—	—	41.2	—	—	8.8
Total Loss and LAE	$469.8	$26.9	$276.7	$344.8	5.7	58.9	73.4

2011
Personal auto	$492.6	$16.9	$312.9	$329.8	3.4	63.6	67.0
Homeowners	272.7	154.4	139.4	293.8	56.7	51.0	107.7
Other personal	35.3	7.6	16.8	24.4	21.4	47.9	69.3
Total personal	$800.6	$178.9	$469.1	$648.0	22.3	58.6	80.9
ULAE	—	—	—	50.9	—	—	6.4
Total Loss and LAE	$800.6	$178.9	$469.1	$698.9	22.3	58.6	87.3

Personal auto net written premiums for the year ended December 31, 2013 decreased slightly compared to the same 2012 period (Table 1). The decrease in premiums was primarily due to actions taken in our homeowners book of business (discussed below), which has resulted in a reduction of companion auto policies. The decrease in premiums was partially offset by rate increases and new business growth in states less prone to wind damage.
The personal auto SAP non-catastrophe loss ratio for the year ended December 31, 2013 increased 3.5 points compared to the same 2012 period, primarily due to personal injury protection liability losses, higher physical damage loss trends and a few states with unfavorable loss trends (Table 2). While most of our states are performing well, we have implemented remediation plans focused on pricing and agency management actions in Arizona, Colorado, Georgia, Illinois and Michigan to address the unfavorable loss trends. These five states represent 14% of our personal auto direct written premiums.
Homeowners net written premiums for the year ended December 31, 2013 increased 4.1% compared to the same 2012 period primarily due to rate increases (Table 1). While our policies in force have decreased, we are collecting more premiums with fewer exposures. We continued to address our rate needs in homeowners by filing rate increases during 2013. We received regulatory approval for rate increases averaging approximately 14% in 25 of 28 states. In 2012, we received regulatory approval to implement rate increases averaging approximately 15% in 26 of 28 states. In general, the most wind and adverse weather-prone states received higher rate and deductible increases.
The as reported homeowners SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2013 was 37.4% compared to 38.9% in 2012 and 51.0% in 2011 (Table 2). The pro forma homeowners SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2013 improved 4.2 points when compared to the same 2012 period (Reconciliation Tables 6 and 7). The SAP non-catastrophe loss and ALAE ratio improved as a result of prior year rate actions emerging in earned premiums and the actions discussed below.

In addition to rate increases, we continue to utilize the following additional strategies to improve our homeowners results.

•
CustomFitSM homeowners: Since 2011, we have used CustomFit, our by-peril rating approach, in states that represent approximately 80% of our homeowners' premium and 86% of our five-year wind/hail losses. During 2012, we released a second generation CustomFit product, which enhances our ability to model and price appropriately for non-weather related losses, and deployed it in two states in late 2013.

•
Insurance to value: We continue to focus on insurance to value so that our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure. During 2013, we integrated our insurance to value review with our underwriting workflow. We deployed a model that allows us to identify homeowner risks that have a high probability of having insurance to value gaps. This model allows us to optimize our insurance to value reports, which has led to additional cost savings.

•
Wind and hail deductibles: We continue to analyze each state's wind and hail deductible, and all peril deductibles, at each annual rate review, making adjustments where necessary. We have implemented mandatory wind and hail deductibles in all targeted catastrophe prone states.

For the year ended December 31, 2012, the homeowners SAP non-catastrophe loss and ALAE ratio improved 12.1 points when compared to the same 2011 period. This improvement is primarily due to prior year rate actions which have emerged in earned premiums and favorable development from events that occurred prior to the inception of the HO QS Arrangement. Events occurring on or prior to December 31, 2011 are excluded from the HO QS Arrangement.
The personal insurance segment's SAP catastrophe loss and ALAE ratio for 2013 was 3.0 loss ratio points compared to 5.7 loss ratio points and 22.3 loss ratio points for 2012 and 2011, respectively (Table 2). Cessions under the HO QS Arrangement reduced the homeowners catastrophe losses by $22.7 million and $49.5 million in 2013 and 2012, respectively (see Reconciliation Tables 6 and 7). In 2013, catastrophe losses without the HO QS cession were $29.5 million. The SAP catastrophe loss and ALAE ratio improved based on underwriting actions, rate increases and a return to better weather patterns when compared to 2012 and 2011, and as a result of the actions discussed above. In 2012, catastrophe losses without the HO QS cession were $58.0 million. The majority of the 2012 catastrophe losses were primarily related to a tornado, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri and wind activity from a storm in the Midwest and Mid-Atlantic states. In 2011, our catastrophe losses included losses arising from Hurricane Irene and the tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, as well as other tornadoes and wind and hail storms. A majority of the losses generated from these catastrophes were concentrated in six states: Tennessee, Ohio, Missouri, Texas, North Carolina and Alabama. The severity of these storm losses was the highest in our history.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2013 and 2012:
Reconciliation Table 6

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2013	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$58.8	$176.9	$235.7

Earned premiums	56.1	177.0	233.1
Losses and LAE incurred:
Cat loss and ALAE	6.8	22.7	29.5
Non-cat loss and ALAE	20.9	70.0	90.9
Total Loss and ALAE incurred	$27.7	$92.7	$120.4

Cat loss and ALAE ratio	12.2%	12.9%	12.7%
Non-cat loss and ALAE ratio	37.4%	39.5%	39.0%
Total Loss and ALAE ratio	49.6%	52.4%	51.7%

Reconciliation Table 7

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2012	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$56.5	$172.3	$228.8

Earned premiums	59.7	166.2	225.9
Losses and LAE incurred:
Cat loss and ALAE	8.5	49.5	58.0
Non-cat loss and ALAE	23.2	74.5	97.7
Total Loss and ALAE incurred	$31.7	$124.0	$155.7

Cat loss and ALAE ratio	14.3%	29.8%	25.7%
Non-cat loss and ALAE ratio	38.9%	44.8%	43.2%
Total Loss and ALAE ratio	53.2%	74.6%	68.9%

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the years ended December 31, 2013 and 2012 and on a pro forma basis for the year ended December 31, 2011 (see Reconciliation Table 5).
Table 3

($ millions)	2013	2012	2011
	As Reported	As Reported	Pro Forma
Net Written Premiums
Commercial auto	$96.2	$88.4	$75.5
Commercial multi-peril	113.5	101.1	88.1
Fire & allied lines	77.8	75.6	74.7
Other & product liability	69.5	66.5	50.9
Other commercial	17.8	17.8	17.3
Total business	$374.8	$349.4	$306.5

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2013, 2012 and 2011:
Table 4

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2013
Commercial auto	$93.0	$0.8	$53.2	$54.0	0.9	57.1	58.0
Commercial multi-peril	108.1	11.2	57.1	68.3	10.3	52.9	63.2
Fire & allied lines	77.0	8.6	28.6	37.2	11.1	37.3	48.4
Other & product liability	68.0	—	35.6	35.6	—	52.3	52.3
Other commercial	18.1	0.3	7.4	7.7	2.0	40.4	42.4
Total business	$364.2	$20.9	$181.9	$202.8	5.7	50.0	55.7
ULAE	—	—	—	19.0	—	—	5.2
Total Loss and LAE	$364.2	$20.9	$181.9	$221.8	5.7	50.0	60.9

2012
Commercial auto	$81.4	$0.7	$51.6	$52.3	0.9	63.3	64.2
Commercial multi-peril	94.3	13.0	52.8	65.8	13.8	55.9	69.7
Fire & allied lines	74.5	23.8	22.9	46.7	31.9	30.8	62.7
Other & product liability	59.3	—	33.6	33.6	—	56.8	56.8
Other commercial	17.7	0.3	4.8	5.1	1.3	27.3	28.6
Total business	$327.2	$37.8	$165.7	$203.5	11.5	50.7	62.2
ULAE	—	—	—	19.0	—	—	5.8
Total Loss and LAE	$327.2	$37.8	$165.7	$222.5	11.5	50.7	68.0

2011
Commercial auto	$94.0	$2.7	$56.4	$59.1	2.8	60.1	62.9
Commercial multi-peril	104.1	21.6	52.1	73.7	20.7	50.0	70.7
Fire & allied lines	93.8	26.7	51.1	77.8	28.5	54.4	82.9
Other & product liability	65.4	—	53.8	53.8	—	82.2	82.2
Other commercial	21.7	0.6	6.8	7.4	2.8	31.2	34.0
Total business	$379.0	$51.6	$220.2	$271.8	13.6	58.1	71.7
ULAE	—	—	—	24.6	—	—	6.5
Total Loss and LAE	$379.0	$51.6	$220.2	$296.4	13.6	58.1	78.2

As reported net written premiums for the business insurance segment for the years ended December 31, 2013 and 2012 increased 7.3% and 2.3%, respectively, compared to the same 2012 and 2011 periods (Reconciliation Table 5). As reported business insurance segment net written premiums for the year ended December 31, 2012 increased by 14.0% compared to pro forma net written premiums for the same 2011 period (Reconciliation Table 5). Net written premiums for the year ended December 31, 2012 reflected the impact of the termination of an umbrella quota share reinsurance agreement, effective July 1, 2012, and included $7.2 million related to the transfer of unearned premium remaining under the agreement. For the year ended December 31, 2011, $13.5 million was ceded under the umbrella treaty. Excluding the impact of the termination of this umbrella quota share reinsurance agreement, pro forma net written premiums increased 7.2%(2) and 9.3%(2), respectively, for the years ended December 31, 2013 and 2012. The increase in premiums was primarily due to (i) writing larger average premium new business accounts, (ii) achieving price increases in the high single digits, and (iii) experiencing more growth on existing polices due to improved economic conditions.

(2)
For the years ended December 31, 2013, 2012 and 2011 respectively, the following table sets forth the reconciliation of as reported net written premiums to pro forma net written premiums that exclude the impact of the ceded written premium and unearned premium associated with the termination of the umbrella quota share reinsurance agreement:

($ millions)	2013	2012	% Change	2012	2011	% Change
Net written premiums:
Business insurance segment	$374.8	$349.4	7.3	$349.4	$306.5	14.0
Ceded written premium	—	7.5	(100.0)	7.5	13.5	(44.4)
Return of ceded premium	—	(7.2)	(100.0)	(7.2)	—	(100.0)
Pro forma net written premiums	$374.8	$349.7	7.2	$349.7	$320.0	9.3

We believe our small business accounts are a foundational element of our premium writings and will continue as an important part of our future business plans. Improved efficiency and reduced processing expenses will be critical to our success in managing this portfolio. We believe Business Insurance Evolution ("BIE") is an important tool providing automated predictive price models and rules engines as part of our new business and policy renewal process on our smaller accounts. BIE will allow this process to move from being high touch processing (i.e. very manual), to low or in many instances no touch processing. We completed the roll out of BIE during the fourth quarter of 2013. Pricing and policy issuance efficiencies resulting from BIE have met our expectations and we believe that this will lead to further improvements in our combined ratio. In addition to the financial benefits, we believe the implementation of BIE will result in higher agent satisfaction.
During 2013, BIE allowed us to shift our underwriting focus from smaller commercial accounts to larger accounts with premiums in excess of $25,000. Through December 31, 2013 our efforts have resulted in increased policy counts in the $25,000-$100,000 premium range and we have seen renewal price increases in accounts with premiums in excess of $100,000.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2013 was 50.0% compared to 50.7% and 58.1%, respectively for the same 2012 and 2011 periods (Table 4). The improvement has been primarily driven by prior period rate increases taken on all lines of business in this segment. The commercial auto and other & product liability SAP non-catastrophe loss and ALAE ratios improved 6.2 points and 4.5 points, respectively, compared to the same 2012 period (Table 4) primarily driven by an increase in earned premiums and greater favorable development of prior accident year losses. The improvement was partially offset by an increase in the fire & allied SAP non-catastrophe loss and ALAE ratio of 6.5 points, compared to the same 2012 period (Table 4) primarily driven by an increase in the severity of losses. The decrease from 2011 to 2012 was primarily due to fewer large losses in our fire and allied and other & product liability lines.
The business insurance segment’s SAP catastrophe loss and ALAE ratio for 2013 was 5.7% compared to 11.5% and 13.6%, respectively, for the same 2012 and 2011 periods (Table 4). The fire & allied lines catastrophe loss and ALAE ratio improved to 11.1% in 2013 compared to 31.9% and 28.5%, respectively, for the same 2012 and 2011 periods (Table 4). The decrease from 2012 to 2013 was primarily due to a decrease in the frequency and severity of storm activity.

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
The following table sets forth the net written premiums by unit for our specialty insurance segment for the years ended December 31, 2013 and 2012 and on a pro forma basis for the year ended December 31, 2011 (see Reconciliation Table 5).
Table 5

($ millions)	2013	2012	2011
	As Reported	As Reported	Pro Forma
Net Written Premiums
Excess & Surplus property	$34.7	25.4	18.1
Excess & Surplus casualty	42.0	36.1	29.0
Programs	73.2	106.1	129.5
Workers’ compensation	72.0	68.8	58.4
Total specialty	$221.9	$236.4	$235.0

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2013, 2012 and 2011:
Table 6

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2013
Excess & Surplus property	$31.1	$1.3	$3.9	$5.2	4.2	12.5	16.7
Excess & Surplus casualty	39.3	—	20.3	20.3	—	51.7	51.7
Programs	87.1	0.1	87.4	87.5	0.2	100.2	100.4
Workers' compensation	69.3	—	38.4	38.4	—	55.5	55.5
Total specialty	$226.8	$1.4	$150.0	$151.4	0.6	66.2	66.8
ULAE	—	—	—	7.3	—	—	3.2
Total Loss and LAE	$226.8	$1.4	$150.0	$158.7	0.6	66.2	70.0

2012
Excess & Surplus property	$20.4	$0.3	$1.0	$1.3	1.6	4.8	6.4
Excess & Surplus casualty	33.7	—	13.3	13.3	—	39.5	39.5
Programs	124.2	2.1	136.3	138.4	1.6	109.9	111.5
Workers' compensation	66.8	—	50.0	50.0	—	74.8	74.8
Total specialty	$245.1	$2.4	$200.6	$203.0	1.0	81.8	82.8
ULAE	—	—	—	8.7	—	—	3.5
Total Loss and LAE	$245.1	$2.4	$200.6	$211.7	1.0	81.8	86.3

2011
Excess & Surplus property	$17.3	$0.5	$2.6	$3.1	2.6	15.1	17.7
Excess & Surplus casualty	28.5	—	12.3	12.3	—	43.3	43.3
Programs	135.2	0.1	100.3	100.4	0.1	74.2	74.3
Workers' compensation	68.2	—	57.2	57.2	—	83.8	83.8
Total specialty	$249.2	$0.6	$172.4	$173.0	0.2	69.2	69.4
ULAE	—	—	—	9.4	—	—	3.8
Total Loss and LAE	$249.2	$0.6	$172.4	$182.4	0.2	69.2	73.2

Net written premiums for the Excess & Surplus property unit for the year ended December 31, 2013 increased 36.6%, compared to the same 2012 period (Table 5) due to increased new business growth, rate increases, premium from a rollover book of business through one of our distribution partners and a favorable property catastrophe reinsurance premium adjustment that occurred during the first quarter of 2013. As reported net written premiums for the year ended December 31, 2012 decreased 14.5% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 5) primarily due to the 12.31.11 Pool Change. Excluding the impact of the 12.31.11 Pool Change, net written premiums for the year ended December 31, 2012 increased 40.3% compared to pro forma net written premiums for the same 2011 period (Table 5) primarily due to new business and rate increases.
The Excess & Surplus property unit SAP non-catastrophe loss and ALAE ratio for 2013 was 12.5% compared to 4.8% and 15.1% for 2012 and 2011, respectively (see Table 6). The increase from 2012 to 2013 and the decrease from 2011 to 2012 was primarily due to favorable prior accident year development in 2012 that is affecting year over year comparisons.
Net written premiums for the Excess & Surplus casualty unit for the year ended December 31, 2013 increased 16.3%, compared to the same 2012 period (Table 5) primarily due to growth in our Umbrella and General Liability policies. As reported net written premiums for the year ended December 31, 2012 decreased 15.7%, compared to as reported net written premiums for the same 2011 period (Reconciliation Table 5) primarily due to the 12.31.11 Pool Change. Excluding the impact of the 12.31.11 Pool Change, as reported net written premiums for the year ended December 31, 2012 increased 24.5%, compared to pro forma net written premiums for the same 2011 period (Table 5) primarily due to a new professional liability product and growth in the general liability, environmental and umbrella product lines.

The Excess & Surplus casualty unit SAP non-catastrophe loss and ALAE ratio for 2013 was 51.7% compared to 39.5% and 43.3% for 2012 and 2011, respectively (see Table 6). The increase from 2012 to 2013 was primarily driven by greater prior year favorable development in 2012 compared to prior accident year favorable development in 2013. The decrease from 2011 to 2012 was due to favorable development in reserves in 2012.
For the Programs unit, our strategy is to target small to medium sized programs underwritten by managing general underwriters with proven track records in terms of profitability and distribution. As reported net written premiums for our Programs unit for the year ended December 31, 2013 decreased 31.0%, compared to the same 2012 period (Table 5). Excluding the decrease in net written premiums associated with the former RED unit, the Programs unit pro forma net written premiums increased $34.1 million (Reconciliation Tables 8 and 9). The increase for the year ended December 31, 2013 was driven by growth in all programs, including the introduction of four new programs in 2013 and six new programs in 2012. As reported net written premiums for the year ended December 31, 2012 decreased 28.1%, compared to as reported net written premiums for the same 2011 period (Reconciliation Table 5). Excluding the impact of the 12.31.11 Pool Change, as reported net written premiums for the year ended December 31, 2012 decreased 18.1%, compared to pro forma net written premiums for the same 2011 period (Table 5) primarily due to the cancellation of substantially all the programs written through the former RED unit in 2012. During 2013, all remaining RED programs were terminated.
The Programs unit SAP non-catastrophe loss and ALAE ratio for 2013 was 100.2% compared to 109.9% and 74.2% for 2012 and 2011, respectively (Table 6). The overall improvement was due to changes in the mix of programs as RED runs off and as new programs are initiated. The pro forma SAP non-catastrophe loss and ALAE ratio for the Programs unit, excluding the former RED unit, for the year ended 2013 improved 12.5 points (Reconciliation Tables 8 and 9) compared to the same 2012 period, primarily due to changes in the mix of programs, as well as, underwriting actions and rate increases initiated in 2012 for the largest program. Included in the 2013 SAP non-catastrophe losses is $21.3 million of reserve strengthening related to business written through the former RED unit, which came from prior accident years. The increase from 2011 to 2012 was primarily due to $30.5 million of loss and loss expense reserve strengthening within the former RED unit, principally related to a large commercial trucking program and a sizable commercial restaurant program, both of which were canceled in 2012.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the Programs unit before and after the impact of our former RED unit’s underwriting results for the years ended December 31, 2013 and 2012:
Reconciliation Table 8

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
For the year ended December 31, 2013	As Reported	RED	Pro-Forma without RED
Net written premiums	$73.2	$0.9	$72.3

Earned premiums	87.1	23.7	63.4
Losses and LAE incurred:
Cat loss and ALAE	0.1	0.3	(0.2)
Non-cat loss and ALAE	87.4	43.4	44.0
Total Loss and ALAE incurred	$87.5	$43.7	$43.8

Cat loss and ALAE ratio	0.2%	1.2%	(0.2)%
Non-cat loss and ALAE ratio	100.2%	183.0%	69.3%
Total Loss and ALAE ratio	100.4%	184.2%	69.1%

Reconciliation Table 9

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
For the year ended December 31, 2012	As Reported	RED	Pro-Forma without RED
Net written premiums	$106.1	$67.9	$38.2

Earned premiums	124.2	97.9	26.3
Losses and LAE incurred:
Cat loss and ALAE	2.1	0.7	1.4
Non-cat loss and ALAE	136.3	114.9	21.4
Total Loss and ALAE incurred	$138.4	$115.6	$22.8

Cat loss and ALAE ratio	1.6%	0.7%	5.1%
Non-cat loss and ALAE ratio	109.9%	117.4%	81.8%
Total Loss and ALAE ratio	111.5%	118.1%	86.9%

The Workers’ compensation strategy focuses on accounts under $25,000 and debit mod accounts over $100,000, which focuses on accounts with higher average losses driven mostly by injuries that impact soft tissue. Workers’ compensation unit net written premiums for the year ended December 31, 2013, increased slightly when compared to the same 2012 period (Table 5). As reported net written premiums for the year ended December 31, 2012 decreased 8.8% compared to as reported net written premiums for the same 2011 period (Reconciliation Table 5) primarily due to the 12.31.11 Pool Change. Excluding the impact of the 12.31.11 Pool Change, as reported net written premiums for the year ended December 31, 2012 increased 17.8% compared to pro forma net written premiums for the same 2011 period (Table 5). The 2011 to 2012 premium increase in our workers’ compensation unit was driven by increases in our debit mod business, due primarily to state expansion and a firming market place along with growth in our small account workers’ compensation product, written in conjunction with our standard business products.
The Workers' compensation unit SAP non-catastrophe loss and ALAE ratio for 2013 was 55.5% compared to 74.8% and 83.8% for 2012 and 2011, respectively (Table 6). The decrease from 2012 to 2013 was primarily due to favorable reserve development of prior accident years in 2013 as compared to 2012. The favorable development in 2013 was primarily attributable to better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012. The improvement from 2011 to 2012 was due to adverse reserve development in 2011 of $5.4 million related to certain life time disability claims primarily from accident years 2006 and prior.
Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	% GAAP Loss and LAE	2012	% GAAP Loss and LAE	2011	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$741.0	70.2	$795.2	76.3	$1,213.3	84.9
Prior years	(21.2)	(2.0)	(16.9)	(1.6)	(33.3)	(2.3)
Total losses and loss expenses	$719.8	68.2	$778.3	74.7	$1,180.0	82.6

As shown above, the 2013 loss and loss expenses attributable to prior years totaled a decrease of $21.2 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2013:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2003 and prior	$(0.9)
2004	0.9
2005	(0.1)
2006	0.4
2007	1.3
2008	0.8
2009	4.8
2010	7.1
2011	2.8
2012	4.1
Total	$21.2

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2013 came primarily from accident years 2012, 2011, 2010 and 2009. The more notable items contributing to the 2013 favorable development were:

•	ULAE was $8.0 million lower than anticipated in the reserves at December 31, 2012.

•	We experienced favorable catastrophe loss development of $5.4 million in 2013 related to catastrophe losses primarily from 2012.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves accounted for $18.3 million of favorable development related to the latest four accident years, primarily in the other & product liability, commercial auto and homeowners with $8.3 million, $8.0 million and $2.9 million of the favorable development, respectively. The favorable development in these lines was driven by lower than anticipated severity in the casualty lines.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $10.5 million of adverse development related to the last three accident years, which was driven by RED reserve strengthening (discussed above). Favorable development of prior accident year non-catastrophe loss and ALAE reserves, excluding the impact of RED, was $10.9 million in 2013, of which $12.3 million related to the workers' compensation unit. The favorable workers' compensation development was primarily attributable to better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012. Adverse development of prior accident year RED reserves totaled $21.3 million, more than offsetting the favorable development reported by non-RED specialty insurance segment units.

As shown above, the 2012 loss and loss expenses attributable to prior years totaled a decrease of $16.9 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2012:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2002 and prior	$0.9
2003	0.2
2004	0.3
2005	—
2006	(0.1)
2007	2.4
2008	2.3
2009	4.9
2010	8.0
2011	(2.0)
Total	$16.9

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2012 came primarily from the accident years 2011 and 2010. The more notable items contributing to the 2012 favorable development were:

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

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2011 came primarily from accident years 2010 and 2009. The more notable items contributing to the 2011 favorable development were:

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

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2013 and 2012:

($ millions)	2013	2012	$ Change
Personal insurance segment:
Personal auto	$188.8	$186.1	$2.7
Homeowners	24.3	34.6	(10.3)
Other personal	10.6	10.3	0.3
Total personal	223.7	231.0	(7.3)
Business insurance segment:
Commercial auto	83.4	77.4	6.0
Commercial multi-peril	91.5	80.4	11.1
Fire & allied lines	22.1	21.5	0.6
Other & product liability	159.8	159.6	0.2
Other business	2.8	2.9	(0.1)
Total business	359.6	341.8	17.8
Specialty insurance segment:
Excess & Surplus property	7.4	5.1	2.3
Excess & Surplus casualty	61.1	49.0	12.1
Programs	150.7	152.7	(2.0)
Workers' compensation	148.3	149.1	(0.8)
Total specialty	367.5	355.9	11.6
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$950.8	$928.7	$22.1

The loss and loss expenses payable at December 31, 2013 increased $22.1 million from the loss and loss expenses payable at December 31, 2012. This increase was primarily due to earned premium growth in our specialty and business insurance segments and the corresponding increase in claims activity. Our homeowners line of business declined $10.3 million primarily due to less exposure, as well as, lower catastrophe losses during the year. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other analytical reviews.
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
Acquisition and Operating Expenses
Our GAAP expense ratio was 33.6% in 2013 compared to 33.2% and 33.9% in 2012 and 2011, respectively.
Our acquisition and operating expenses were $354.8 million in 2013 compared to $345.9 million and 485.0 million in 2012 and 2011, respectively. The change from 2012 to 2013 was primarily driven by increases in agent and employee incentive compensation. The 2011 to 2012 change was primarily driven by the 12.31.11 pool change and the HO QS arrangement, which account for $81.3 million and $48.2 million of the decrease, respectively.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of the investment portfolio, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated A or higher. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At December 31, 2013, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
Our internally managed equity portfolio invests in U.S. large-cap, dividend-paying companies across many different industries selected based upon their potential for appreciation as well as ability to continue paying dividends. This diversification across companies and industries reduces volatility in the value of the large-cap equity portfolio. Our investment policy guidelines limit the purchase of a specific stock to no more than 5.0% of the market value of the stock at the time of purchase, and no single equity holding should exceed 5.0% of the total equity portfolio. In addition, we also invest in U.S. large-cap, dividend-paying exchange traded funds which adds to the diversification of the portfolio by allowing us to invest in a large number of companies via one security.
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
At December 31, 2013, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income (loss).

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2013 and 2012:

($ millions)	2013	% of Total	2012	% of Total
Cash and cash equivalents	$80.3	3.4	$59.0	2.5
Fixed maturities, at fair value:
Fixed maturities	1,630.6	69.9	1,674.1	72.0
Treasury inflation-protected securities	199.5	8.6	231.0	9.9
Total fixed maturities	1,830.1	78.5	1,905.1	81.9
Notes receivable from affiliate (1)	70.0	3.0	70.0	3.0
Equity securities, at fair value:
Large-cap securities	194.4	8.4	174.2	7.5
Small-cap securities	70.9	3.0	54.2	2.3
Total equity securities	265.3	11.4	228.4	9.8
Other invested assets, at fair value:
International instruments	74.2	3.2	59.0	2.6
Other invested assets	6.7	0.3	5.4	0.2
Total other invested assets, at fair value	80.9	3.5	64.4	2.8
Other invested assets, at cost	5.0	0.2	0.5	—
Total portfolio	$2,331.6	100.0	$2,327.4	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2013:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$49.1	$49.6
Due after 1 year through 5 years	391.4	407.2
Due after 5 years through 10 years	394.1	409.8
Due after 10 years	621.2	609.7
U.S. government agencies residential mortgage-backed securities	348.2	353.8
Total	$1,804.0	$1,830.1

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2013, our equity portfolio consisted of approximately 40 different large-cap stocks and 76 small-cap stocks. The largest single fund holding was 9.2% of the equity portfolio based on fair value, and the top ten positions accounted for 33.7% of the equity portfolio. At December 31, 2012, our equity portfolio consisted of approximately 47 different large-cap stocks and 83 small-cap stocks. The largest single fund holding was 6.0% of the equity portfolio based on fair value and the top ten positions account for 28.1% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.83 and 4.05 as of December 31, 2013 and 2012, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2013:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$391.7	$373.0	$352.4	$330.9	$311.0
Obligations of states and political subdivisions	845.0	811.4	774.2	734.7	696.5
Corporate securities	377.4	362.1	349.7	331.4	317.2
U.S. government agencies residential mortgage-backed securities	366.8	362.7	353.8	342.1	329.3
Balance as of December 31, 2013	$1,980.9	$1,909.2	$1,830.1	$1,739.1	$1,654.0

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 80.1% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, approximately $353.8 million or 19.3% of our fixed maturity available-for-sale investment portfolio as of December 31, 2013, were in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
Our fixed maturity investment portfolio at December 31, 2013 included obligations of states and political subdivisions with a total carrying value of $774.2 million, with $238.8 million of these securities, or 30.8% of our municipal securities portfolio (“Muni Portfolio”), enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. Of the total $774.2 million of municipal securities in our investment portfolio at December 31, 2013, 86.1% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, as of December 31, 2013, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2013:

($ millions)
Rating	Total fair value	%
AAA	$109.0	14.1
AA*	557.8	72.0
A	90.4	11.7
Other	17.0	2.2
Total	$774.2	100.0

*	Our AAA rating category includes securities which have been either pre-funded or escrowed to maturity.
The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2013:

($ millions)
Monoline Insurer / Underlying Rating	Total fair value
Assured Guaranty Municipal Corp.:
AA	$110.9
A	14.8
Other	3.6
129.3
AMBAC:
AA	46.6
A	5.8
52.4
FGIC:
AA	3.4
3.4
National Public Finance Guarantee:
AA	39.6
A	4.8
Other	7.0
51.4
XLCA:
A	2.3
Total municipal securities enhanced by third party monoline insurers	$238.8

We believe our Muni Portfolio is well diversified by issuer and state. We have 26.9% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of the Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 10.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 40.3% of our Muni Portfolio and state and local government general obligation bonds make up 23.1% of Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
While call activity was lower in 2013 than it was in 2012, the level was fairly close to what we expected for the year.  Generally, we reinvest the proceeds from the call, maturity, or sales of securities, within our Muni Portfolio, into both tax exempt and taxable fixed income securities with lower rates of return.

As of December 31, 2013, our small-cap and large-cap equity portfolios had a beta of 1.00 and 1.05, respectively, using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the small-cap and large-cap equity portfolios given a change in the S&P 500 Index at December 31, 2013:

Small-cap equity portfolio:
Fair value ($ millions)	$85.1	$78.0	$70.9	$63.9	$56.8
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

Large-cap equity portfolio:
Fair value ($ millions)	$235.2	$214.8	$194.4	$174.0	$153.6
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	121%	111%	100%	90%	79%

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
At December 31, 2013, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.69 and 0.84, respectively, using the MSCI EAFE Index as a benchmark. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2013:

Fund 1:
Fair value ($ millions)	$38.3	$36.0	$33.6	$31.3	$29.0
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2:
Fair value ($ millions)	$47.4	$44.0	$40.6	$37.2	$33.8
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	117%	108%	100%	92%	83%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2013, 2012 and 2011:

($ millions)	Year Ended December 31
	2013	2012	2011
Gross investment income:
Fixed maturities	$63.2	$66.9	$77.0
Equity securities	6.0	4.9	4.9
Other	5.7	5.6	5.7
Total gross investment income	74.9	77.4	87.6
Less: Investment expenses	2.1	2.0	2.2
Net investment income	$72.8	$75.4	$85.4

Average invested assets (at cost)	$2,134.3	$2,173.4	$2,392.3
Annualized investment yield	3.4%	3.5%	3.6%
Annualized investment yield, after tax	2.7%	2.7%	2.8%
Net investment income, after tax	$56.7	$58.0	$66.9
Effective tax rate	22.1%	23.0%	21.7%

Our investment operations revenue for the year ended December 31, 2013 was primarily impacted by the following factors.

•
Interest earned on our fixed maturity securities declined primarily due to lower levels of inflation in 2013 as compared to the same 2012 period. This directly impacts the income received on our Treasury Inflation-Protected Securities ("TIPS"), which decreases as inflation declines and increases as inflation rises. In addition, interest earned also declined due to lower yields. As our higher yielding bonds mature or are called by the issuers, the proceeds are being reinvested at a lower interest rate.

•
The amortized cost value of our TIPS was $188.5 million for the year ended December 31, 2013, compared to $196.5 million and $231.4 million for the same 2012 and 2011 periods. The income earned on our TIPS securities, which is dependent on changes in the CPI Index, decreased by $2.7 million and $3.5 million, respectively, when compared to the same 2012 and 2011 periods.

•
Equity sales were executed for various reasons in 2013, 2012 and 2011, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, (iii) to manage our equity holdings consistent with our investment objectives and (iv) in 2012 and 2011, to accumulate cash for settlement of the transfers related to the 12.31.11 pool change with the Mutual Pooled Companies in early 2012.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013		2012		2011
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.5	$108.1	$15.7	$327.8	$4.4	$167.6
Equity securities	26.1	98.9	19.0	97.2	41.7	152.9
Other invested assets	0.1	0.2	0.1	0.2	3.9	20.8
Total realized gains	$28.7	$207.2	$34.8	$425.2	$50.0	$341.3
Realized losses:
Equity securities:
Sales	$(1.2)	$7.4	$(2.6)	$7.3	$(5.3)	$28.0
OTTI	(4.0)	—	(3.2)	—	(6.6)	—
Fixed maturities:
Sales	(0.3)	5.2	—	—	—	—
OTTI	—	—	(0.2)	—	—	—
Total realized losses	$(5.5)	$12.6	$(6.0)	$7.3	$(11.9)	$28.0
Net realized gains on investments	$23.2	$219.8	$28.8	$432.5	$38.1	$369.3

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize any impairments on our fixed maturity portfolio during 2013, we recognized OTTI on our fixed maturity portfolio during 2012 of $0.2 million and did not recognize any impairments on our fixed maturity portfolio during 2011.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013		2012		2011
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	2	$(1.8)	—	$—	4	$(1.0)
Small-cap securities	26	(2.2)	38	(3.2)	60	(5.6)
Fixed maturities:
Bonds	—	—	1	(0.2)	—	—
Total OTTI	28	$(4.0)	39	$(3.4)	64	$(6.6)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2013, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2013:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	36	$(6.5)	29	$352.4
Obligations of states and political subdivisions	765.3	25.8	225	(16.9)	83	774.2
Corporate securities	345.0	11.4	62	(6.7)	31	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	82	(4.1)	35	353.8
Total fixed maturities	1,804.0	60.3	405	(34.2)	178	1,830.1
Equity Securities:
Large-cap securities	148.2	46.5	38	(0.3)	2	194.4
Small-cap securities	48.4	22.5	76	—	—	70.9
Total equity securities	196.6	69.0	114	(0.3)	2	265.3
Other invested assets	49.5	31.4	3	—	—	80.9
Total available-for-sale investments	$2,050.1	$160.7	522	$(34.5)	180	$2,176.3

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at December 31, 2013 and 2012, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2013:

($ millions)	2013	2012	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$26.1	$128.9	(102.8)
Equity securities	68.7	32.2	36.5
Other invested assets	31.4	15.4	16.0
Unrealized gains	126.2	176.5	(50.3)
Deferred federal income tax liability (less valuation allowance)	(41.6)	(52.5)	10.9
Unrealized gains, net of tax	$84.6	$124.0	(39.4)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2013.
As of December 31, 2013, Level 3 assets as a percentage of total assets were 0.4%, which we have determined to be insignificant.

Other Items
Income Taxes
For the year ended December 31, 2013, federal income tax expense was $0.5 million compared to a tax benefit of $0.1 million for the same 2012 period and a tax expense of $48.6 million for the same 2011 period. The effective tax rate for 2013 of 1.0% differs from the statutory rate of 35% principally because of the valuation allowance that was established during 2011. A valuation allowance of $103.3 million was held at December 31, 2011, with a corresponding charge to total tax expense for the year ended December 31, 2011.
See “Critical Accounting Policies—Deferred Income Taxes” included in this Item 7. See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2013, 2012 and 2011.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2013, 2012 or 2011, despite the increased level of catastrophe losses in 2012 and 2011.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2013 and 2012, we had $80.3 million and $59.0 million, respectively, in cash and cash equivalents, and $2,176.3 million and $2,197.9 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.7 million and $10.0 million of securities on deposit with insurance regulators, as required by law, at December 31, 2013 and 2012, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 7.
Net cash provided by operating activities was $72.1 million in 2013, compared to net cash used in operating activities of $285.6 million in 2012 and net cash provided by operating activities of $43.0 million in 2011. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement, both of which occurred in 2012.
Net cash used in investing was $23.0 million in 2013, compared to net cash provided by investing activities of $9.3 million and $246.2 million for 2012 and 2011, respectively. The following factors significantly contributed to the fluctuations between those years:

•
The change in 2013 can generally be attributed to less sales proceeds from available for sale securities when compared to 2012, as well as, a lower level of call activity during 2013 compared to the same 2012 period.

•	In early 2012 we continued to raise funds to complete the settlement of amounts owed related to the 12.31.11 pool change and the HO QS Arrangement.

•
In 2011, we sold equity securities and certain fixed maturity securities in order to accumulate cash to be in a position to settle the transfers related to the 12.31.11 pool change with the Mutual Pooled Companies in early 2012.

Borrowing Arrangements
Credit Facility
On July 26, 2013, State Auto Financial terminated its then-current credit agreement with a syndicate of lenders, as further described below. Concurrently with the termination of this credit agreement, State Auto P&C entered into a new credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of December 31, 2013, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2013 and 2012 were 4.44% and 4.51%, respectively.
Notes Payable Summary
The following table sets forth our notes payable at December 31, 2013:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.44%
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.3	85.7	5.03%
Total notes payable	$100.8	$101.2

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2013, we had $15.5 million notes payable with variable interest and $85.3 million notes payable with interest fixed at 5.03%, which equated to approximately 15.4% variable interest debt and 84.6% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.
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
The HO QS Arrangement provides the reinsurers with certain contractual rights in the event of a “material adverse change,” as defined in the agreement, occurs to the State Auto Group. For example, the reinsurers may request the revision or renegotiation of certain terms of the agreement if the State Auto Group’s homeowners exposure growth exceeds specified levels or if the State Auto Group makes significant underwriting, claim handling or business mix changes that adversely impact the business reinsured under the agreement. In the event the parties do not agree on revised terms, the reinsurers may cancel the HO QS Arrangement. Under the material adverse change provisions, the reinsurers may reduce the ceding commission proportionally in the event the homeowners rate changes implemented fall short of our pricing plan by more than certain stipulated contractual amounts. As of December 31, 2013, we were in compliance with all material adverse change provisions.
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

Property per Risk
At June 1, 2013, the State Auto Group renewed the July 1, 2012 property per risk excess of loss reinsurance agreement, aligning its effective date with that of our property catastrophe treaty. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for Excess & Surplus property and Programs units, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 100.0% of the loss in excess of $1.0 million for the Excess and Surplus property and Programs units and $3.0 million for other property business up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.
For the Excess & Surplus property unit policies, the State Auto Group also maintains a property Surplus share agreement for wind-only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $16.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk.
Casualty and Workers’ Compensation
As of July 1, 2013, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers' compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million. Excess & Surplus casualty and Programs units risks are not subject to this casualty excess of loss reinsurance agreement.
Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This reinsurance sits above the $8.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by the Excess & Surplus casualty and Programs units are not subject to this casualty excess of loss reinsurance agreement.
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
For Excess & Surplus casualty and Programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% (previously 87.0%) of loss in excess of $1.0 million up to $10.0 million for all primary business and excess business written directly above a primary policy. Under Section B, as respects excess policies over another carrier's primary policy, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% (previously 87.0%) of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.   The rates for this reinsurance are negotiated annually.

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2013:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$960.1	392.9	328.7	120.4	118.1
Notes payable(2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.0	—	—	—	85.0
Total notes payable	100.5	—	—	—	100.5
Interest payable (2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	13.4	0.7	1.4	1.4	9.9
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	83.5	4.3	8.6	8.6	62.0
Total interest payable	96.9	5.0	10.0	10.0	71.9
Postretirement benefits	17.4	1.9	3.8	3.7	8.0
Pension funding(4)	60.9	6.4	13.1	13.0	28.4
Total	$1,235.8	$406.2	$355.6	$147.1	$326.9

(1)
We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2013, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2013 of 0.2376% plus 4.20%, or 4.4376%.
(4)
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
Regulatory Considerations
At December 31, 2013, 2012 and 2011, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2013, 2012 and 2011:

Statutory Leverage Ratios	2013	2012	2011(1)
State Auto P&C	1.4	1.6	2.0
Milbank	1.7	2.2	2.7
SA Ohio	—	—	1.2
Weighted Average	1.4	1.7	2.1
(1)	Table excludes the one-time impact on net written premiums of $34.1 million and $106.8 million occurred in conjunction with the 1.1.11 pool change and the 12.31.11 pool change, respectively.

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders' surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $75.3 million is available for payment to State Auto Financial from its insurance subsidiaries in 2014 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $20.0 million and $0 million in 2013, 2012 and 2011, respectively.

The Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2013, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 522.9% to 4,626.4%.
Credit and Financial Strength Ratings
The following table sets forth our credit and insurance company financial strength ratings as of February 28, 2014:

	A.M. Best	Moody’s	Standard & Poor’s
State Auto Financial (credit rating)	bbb	N/A	BB+
	negative outlook		negative outlook
State Auto Group (financial strength)	A	A3	BBB+
	negative outlook	negative outlook	negative outlook
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

OTHER
Impact of Inflation
Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. Even when general inflation, as measured by the Consumer Price Index, has been relatively modest, as has been the case over the last several years, price inflation on the goods and services purchased by insurance companies in settling claims can steadily increase. For example, historically medical care costs have risen at a higher rate than general inflation over the last few years. Costs for building materials typically rise significantly following widespread natural catastrophes, such as what the industry experienced in areas affected by Superstorm Sandy in 2012. We continue to adjust our pricing projections to reflect current and anticipated changes in costs in all lines of business.
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
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 6, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
State Auto Financial Corporation
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 6, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 6, 2014

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2013	2012
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,804.0 and $1,776.2, respectively)	$1,830.1	$1,905.1
Equity securities, available-for-sale, at fair value (cost $196.6 and $196.2, respectively)	265.3	228.4
Other invested assets, available-for-sale, at fair value (cost $49.5 and $49.0, respectively)	80.9	64.4
Other invested assets	5.0	0.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,251.3	2,268.4
Cash and cash equivalents	80.3	59.0
Accrued investment income and other assets	33.6	31.5
Deferred policy acquisition costs	96.8	91.7
Reinsurance recoverable on losses and loss expenses payable	9.1	13.5
Prepaid reinsurance premiums	4.7	3.9
Current federal income taxes	0.3	—
Net deferred federal income taxes	11.9	1.0
Property and equipment, at cost (net of accumulated depreciation of $6.8 and $5.6, respectively)	8.4	8.8
Total assets	$2,496.4	$2,477.8
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $438.0 and $435.1, respectively)	$959.9	942.2
Unearned premiums (affiliates $78.4 and $81.9, respectively)	491.0	481.6
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	115.9
Postretirement and pension benefits	71.6	113.0
Due to affiliate	1.3	8.6
Other liabilities	86.8	79.3
Total liabilities	1,711.4	1,740.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.5 and 47.3 shares issued, respectively, at stated value of $2.50 per share	118.8	118.1
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.9)	(115.8)
Additional paid-in capital	137.5	131.6
Accumulated other comprehensive income	80.8	84.2
Retained earnings	563.8	519.1
Total stockholders’ equity	785.0	737.2
Total liabilities and stockholders’ equity	$2,496.4	$2,477.8

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Income (Loss)

($ millions, except per share amounts)	Year ended December 31
	2013	2012	2011

Earned premiums (ceded to affiliate $855.0, $809.2 and $803.6, respectively)	$1,055.0	$1,042.1	$1,428.8
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	72.8	75.4	85.4
Net realized gain on investments:
Total other-than-temporary impairment losses	(4.0)	(3.4)	(6.6)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	27.2	32.4	43.6
Total net realized gain on investments	23.2	29.0	37.0
Other income (affiliates $2.0, $3.6 and $2.5, respectively)	2.0	3.6	2.5
Total revenues	1,153.0	1,150.1	1,553.7
Losses and loss expenses (ceded to affiliate $560.2, $575.7 and $701.0, respectively)	719.8	778.3	1,180.0
Acquisition and operating expenses	354.8	345.9	485.0
Interest expense (affiliates $0.7, $0.7 and $0.7, respectively)	8.5	7.0	7.1
Postretirement benefit curtailment gain	—	—	(14.9)
Other expenses	8.6	8.3	8.6
Total expenses	1,091.7	1,139.5	1,665.8
Income (loss) before federal income taxes	61.3	10.6	(112.1)
Federal income tax expense (benefit):
Current	0.5	(0.1)	(7.0)
Deferred	—	—	55.6
Total federal income tax expense (benefit)	0.5	(0.1)	48.6
Net income (loss)	$60.8	$10.7	$(160.7)
Earnings (loss) per common share:
Basic	$1.50	$0.26	$(4.00)
Diluted	$1.49	$0.26	$(4.00)
Dividends paid per common share	$0.40	$0.55	$0.60

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Comprehensive Income (Loss)

($ millions)	Year ended December 31
	2013	2012	2011

Net income (loss)	$60.8	$10.7	$(160.7)
Other comprehensive income (loss), net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during year	(27.1)	53.5	80.2
Reclassification adjustments for gains realized in net income (loss)	(23.2)	(28.8)	(38.1)
Income tax benefit (expense)	10.9	0.6	(14.7)
Total net unrealized holding (losses) gains on investments	(39.4)	25.3	27.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial gain (loss) arising during period	32.5	(7.4)	(69.8)
Negative plan amendment gain on postretirement healthcare benefit plan	—	—	93.8
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.5)	(5.2)	(19.0)
Net actuarial loss	9.1	7.8	6.9
Effect of December 31, 2011 pooling change	—	—	59.1
Income tax benefit	—	—	(26.6)
Total net unrecognized benefit plan obligations	36.1	(4.8)	44.4
Other comprehensive (loss) income	(3.4)	20.4	71.7
Comprehensive income (loss)	$57.4	$31.1	$(89.0)

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2013	2012	2011

Common shares:
Balance at beginning of year	47.3	47.1	46.9
Issuance of shares	0.2	0.2	0.2
Balance at end of year	47.5	47.3	47.1
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$118.1	$117.8	$117.3
Issuance of shares	0.7	0.3	0.5
Balance at end of year	$118.8	$118.1	$117.8
Treasury stock:
Balance at beginning of year	$(115.8)	(115.8)	(115.8)
Shares acquired on stock option exercises and vested restricted shares	(0.1)	—	—
Balance at end of year	$(115.9)	$(115.8)	$(115.8)
Additional paid-in capital:
Balance at beginning of year	$131.6	$127.3	$122.1
Issuance of common stock	3.4	1.3	2.2
Stock options granted	2.5	3.0	3.0
Balance at end of year	$137.5	$131.6	$127.3
Accumulated other comprehensive income (loss):
Balance at beginning of year	$84.2	$63.8	$(7.9)
Change in unrealized gains on investments, net of tax	(39.4)	25.3	27.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustments	36.1	(4.8)	44.4
Balance at end of year	$80.8	$84.2	$63.8
Retained earnings:
Balance at beginning of year	$519.1	$530.7	$715.5
Net income (loss)	60.8	10.7	(160.7)
Cash dividends paid (affiliates $10.1, $13.9 and $15.2, respectively)	$(16.1)	(22.3)	(24.1)
Balance at end of year	563.8	519.1	530.7
Total stockholders’ equity at end of year	$785.0	$737.2	$723.8

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$60.8	$10.7	$(160.7)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net	13.5	7.1	5.3
Share-based compensation	4.1	3.5	3.2
Net realized gain on investments	(23.2)	(29.0)	(37.0)
Changes in operating assets and liabilities:
Deferred acquisition (benefits) costs	(5.1)	—	7.9
Accrued investment income and other assets	(2.3)	(1.4)	0.8
Postretirement and pension benefits	(5.3)	(4.6)	(9.9)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.6	16.0	(7.0)
Other liabilities and due to/from affiliates, net	(0.9)	(9.8)	97.6
Losses and loss expenses payable	17.7	35.1	93.0
Unearned premiums	9.4	11.4	(70.2)
Excess tax benefits on share-based awards	0.1	—	—
Federal income taxes	(0.3)	12.3	50.9
Cash used in December 31, 2011 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	—	(75.5)	—
Cash (used in) provided from pooling changes, December 31, 2011 and January 1, 2011 (Note 6a)	—	(261.4)	69.1
Net cash provided by (used in) operating activities	$72.1	$(285.6)	$43.0
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(326.7)	$(540.4)	$(369.7)
Purchases of equity securities available-for-sale	(86.0)	(143.0)	(92.6)
Purchases of other invested assets	(5.5)	(1.1)	(1.2)
Maturities, calls and pay downs of fixed maturities available-for-sale	174.6	257.0	327.2
Sales of fixed maturities available-for-sale	113.3	332.8	167.6
Sales of equity securities available-for-sale	106.4	101.8	180.9
Sales of other invested assets available-for-sale	0.7	0.7	20.8
Sale of subsidiary	—	—	13.2
Net additions of property and equipment	0.2	1.5	—
Net cash (used in) provided by investing activities	$(23.0)	$9.3	$246.2
Cash flows from financing activities:
Proceeds from issuance of common stock	$4.0	$1.6	$2.6
Payments to acquire treasury stock	(0.1)	—	—
Payments of dividends (affiliates $10.1, $13.9 and $15.2, respectively)	(16.1)	(22.3)	(24.1)
Payment of credit facility issue costs	(0.5)	—	—
Excess tax benefits on share-based awards	(0.1)	—	—
Proceeds from long-term debt	85.0	—	—
Redemption of long-term debt	(100.0)	—	—
Net cash used in financing activities	$(27.8)	$(20.7)	$(21.5)
Net increase (decrease) in cash and cash equivalents	21.3	(297.0)	267.7
Cash and cash equivalents at beginning of year	59.0	356.0	88.3
Cash and cash equivalents at end of year	$80.3	$59.0	$356.0
Supplemental disclosures:
Interest paid (affiliates $0.7, $0.7 and $0.7, respectively)	$8.5	$7.0	$7.0
Federal income taxes paid (received)	$0.8	$(12.4)	$(2.3)

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
The consolidated financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), an Ohio limited liability company whose only members are State Auto P&C and Stateco. Farmers Casualty Insurance Company ("Farmers"), a former wholly owned subsidiary of State Auto Financial, was merged with State Auto P&C at the close of business on December 31, 2012.
State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“State Auto Mutual”), an Ohio corporation. State Auto Financial and its subsidiaries are referred to herein as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.
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
The Company's insurance subsidiaries, domiciled in Ohio and Iowa, are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. The Ohio and Iowa Departments of Insurance require insurers domiciled in their respective states to prepare statutory financial statements in accordance with National Association of Insurance Commissioners' ("NAIC") statutory accounting practices. Permitted statutory accounting practices are those practices that differ either from state-prescribed statutory accounting practices or NAIC statutory accounting

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

practices. The Company's insurance subsidiaries do not apply any statutory accounting practices that would be considered a prescribed statutory accounting practice that differs from NAIC statutory accounting practices.
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
The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity security has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).
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
f. Deferred Acquisition Costs
Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses related to the successful acquisition or renewal of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

expected future profitability may result in unrecoverable deferred acquisition costs. Anticipated investment income is considered in determining whether a premium deficiency exists.
The following table sets forth net deferred acquisition costs for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Balance, beginning of year	$91.7	$91.7	$118.5
Effect of January 1, 2011 pooling change	—	—	8.3
Acquisition costs deferred	214.6	213.1	266.6
Acquisition costs amortized to expense	(209.5)	(213.1)	(274.4)
Effect of December 31, 2011 pooling change	—	—	(27.3)
Balance, end of year	$96.8	$91.7	$91.7

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $24.7 million and $25.7 million at December 31, 2013 and 2012, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
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
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

k. New Accounting Standards
Adoption of Recent Accounting Pronouncements
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income, only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance at January 1, 2013, and it did not have a material impact on the consolidated financial statements, see Note 10 - Other Comprehensive Income and Accumulated Other Comprehensive Income.
2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2013 and 2012:

December 31, 2013	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	$(6.5)	$352.4
Obligations of states and political subdivisions	765.3	25.8	(16.9)	774.2
Corporate securities	345.0	11.4	(6.7)	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	(4.1)	353.8
Total fixed maturities	1,804.0	60.3	(34.2)	1,830.1
Equity securities:
Large-cap securities	148.2	46.5	(0.3)	194.4
Small-cap securities	48.4	22.5	—	70.9
Total equity securities	196.6	69.0	(0.3)	265.3
Other invested assets	49.5	31.4	—	80.9
Total available-for-sale securities	$2,050.1	$160.7	$(34.5)	$2,176.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

December 31, 2012	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	$38.3	$—	$366.5
Obligations of states and political subdivisions	750.4	50.3	(0.4)	800.3
Corporate securities	320.5	19.2	(1.1)	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	(1.4)	399.7
Total fixed maturities	1,776.2	131.8	(2.9)	1,905.1
Equity securities:
Large-cap securities	152.6	25.0	(3.4)	174.2
Small-cap securities	43.6	10.6	—	54.2
Total equity securities	196.2	35.6	(3.4)	228.4
Other invested assets	49.0	15.4	—	64.4
Total available-for-sale securities	$2,021.4	$182.8	$(6.3)	$2,197.9

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Less than 12 months			12 months or more			Total
December 31, 2013	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$109.6	$(6.5)	29	$—	$—	—	$109.6	$(6.5)	29
Obligations of states and political subdivisions	206.4	(14.7)	76	25.6	(2.2)	7	232.0	(16.9)	83
Corporate securities	105.6	(3.2)	22	40.9	(3.5)	8	146.5	(6.7)	30
U.S. government agencies residential mortgage-backed securities	103.6	(3.3)	25	19.3	(0.8)	10	122.9	(4.1)	35
Total fixed maturities	525.2	(27.7)	152	85.8	(6.5)	25	611.0	(34.2)	177
Large-cap equity securities	5.3	(0.3)	2	—	—	—	5.3	(0.3)	2
Total temporarily impaired securities	$530.5	$(28.0)	154	$85.8	$(6.5)	25	$616.3	$(34.5)	179

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

	Less than 12 months			12 months or more			Total
December 31, 2012	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.0	$—	2	$—	$—	—	$7.0	$—	2
Obligations of states and political subdivisions	47.4	(0.4)	12	—	—	—	47.4	(0.4)	12
Corporate securities	80.4	(1.1)	17	—	—	—	80.4	(1.1)	17
U.S. government agencies residential mortgage-backed securities	23.3	(0.3)	6	34.8	(1.1)	13	58.1	(1.4)	19
Total fixed maturities	158.1	(1.8)	37	34.8	(1.1)	13	192.9	(2.9)	50
Large-cap equity securities	23.7	(2.1)	4	8.9	(1.3)	5	32.6	(3.4)	9
Total temporarily impaired securities	$181.8	$(3.9)	41	$43.7	$(2.4)	18	$225.5	$(6.3)	59

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Equity securities:
Large-cap securities	$(1.8)	$—	$(1.0)
Small-cap securities	(2.2)	(3.2)	(5.6)
Fixed maturities	—	(0.2)	—
Total other-than-temporary impairments	$(4.0)	$(3.4)	$(6.6)

The Company reviewed its investments at December 31, 2013, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.1	$49.6
Due after 1 year through 5 years	391.4	407.2
Due after 5 years through 10 years	394.1	409.8
Due after 10 years	621.2	609.7
U.S. government agencies residential mortgage-backed securities	348.2	353.8
Total	$1,804.0	$1,830.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2013, State Auto P&C had fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the FHLB Loan (as defined in Note 7). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the "U.S. government agencies residential mortgage-backed securities" classification of the Company's fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $8.7 million and $10.0 million were on deposit with insurance regulators as required by law at December 31, 2013 and 2012, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth the components of net investment income for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Fixed maturities	$63.2	$66.9	$77.0
Equity securities	6.0	4.9	4.9
Cash and cash equivalents, and other	5.7	5.6	5.7
Investment income	74.9	77.4	87.6
Investment expenses	2.1	2.0	2.2
Net investment income	$72.8	$75.4	$85.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities in 2013, 2012 and 2011 were $220.4 million, $435.3 million and $369.3 million, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Realized gains:
Fixed maturities	$2.5	$15.7	$4.4
Equity securities	26.1	19.0	41.7
Other invested assets	0.1	0.1	3.9
Total realized gains	28.7	34.8	50.0
Realized losses:
Equity securities:
Sales	(1.2)	(2.6)	(5.3)
OTTI	(4.0)	(3.2)	(6.6)
Fixed maturities:
Sales	(0.3)	—	—
OTTI	—	(0.2)	—
Total realized losses	(5.5)	(6.0)	(11.9)
Net realized gains on investments	$23.2	$28.8	$38.1
Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(102.8)	$11.3	$79.2
Equity securities	36.5	6.6	(30.4)
Other invested assets	16.0	6.8	(6.7)
Deferred federal income tax liability	17.6	(8.6)	(14.7)
Valuation allowance	(6.7)	9.2	—
Change in net unrealized holding (losses) gains, net of tax	$(39.4)	$25.3	$27.4

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at December 31, 2013 and 2012 of $41.6 million, and $52.5 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2013 and 2012, the Company did not adjust any of the prices received from the pricing service.
Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2013 and 2012.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $74.2 million and $59.0 million at December 31, 2013 and 2012, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. The funds are disclosed in Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.
The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2013 and 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.4	$—	$352.4	$—
Obligations of states and political subdivisions	774.2	—	774.2	—
Corporate securities	349.7	—	340.8	8.9
U.S. government agencies residential mortgage-backed securities	353.8	—	353.8	—
Total fixed maturities	1,830.1	—	1,821.2	8.9
Equity securities:
Large-cap securities	194.4	194.4	—	—
Small-cap securities	70.9	70.9	—	—
Total equity securities	265.3	265.3	—	—
Other invested assets	80.9	6.7	74.2	—
Total available-for-sale investments	$2,176.3	$272.0	$1,895.4	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$366.5	$—	$366.5	$—
Obligations of states and political subdivisions	800.3	—	800.3	—
Corporate securities	338.6	—	330.1	8.5
U.S. government agencies residential mortgage-backed securities	399.7	—	399.7	—
Total fixed maturities	1,905.1	—	1,896.6	8.5
Equity securities:
Large-cap securities	174.2	174.2	—	—
Small-cap securities	54.2	54.2	—	—
Total equity securities	228.4	228.4	—	—
Other invested assets	64.4	5.4	59.0	—
Total available-for-sale investments	$2,197.9	$233.8	$1,955.6	$8.5

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2013 and 2012, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	0.2
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2013	$8.9

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses)—included in earnings	(0.2)
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	5.8
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2012	$8.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are the FHLB membership common stock ("FHLB common stock"), purchased when State Auto P&C joined the FHLB in 2013, and the Trust Securities (as defined in Note 6b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2013 was $4.5 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.6	7.00%	$70.0	$78.3	7.00%

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

($ millions, except interest rates)	December 31, 2013			December 31, 2012
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	$85.3	$85.7	5.03%	N/A	N/A	N/A
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	N/A	N/A	N/A	$100.4	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.44%	15.5	15.5	4.51
Total notes payable	$100.8	$101.2		$115.9	$115.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2013	2012	2011
Losses and loss expenses payable, at beginning of year	$942.2	$907.1	$893.0
Less: reinsurance recoverable on losses and loss expenses payable	13.5	25.5	18.8
Net balance at beginning of year	928.7	881.6	874.2
Impact of pooling change, January 1, 2011 (Note 6a)	—	—	124.1
Incurred related to:
Current year	741.0	795.2	1,213.3
Prior years	(21.2)	(16.9)	(33.3)
Total incurred	719.8	778.3	1,180.0
Paid related to:
Current year	355.0	397.2	724.2
Prior years	342.7	334.0	369.1
Total paid	697.7	731.2	1,093.3
Impact of pooling change, December 31, 2011 (Note 6a)	—	—	(203.4)
Net balance at end of year	950.8	928.7	881.6
Plus: reinsurance recoverable on losses and loss expenses payable	9.1	13.5	25.5
Losses and loss expenses payable, at end of year (affiliates $438.0, $435.1 and $376.8, respectively)	$959.9	$942.2	$907.1

The Company recorded favorable development related to prior years' loss and loss expense reserves in 2013, 2012 and 2011 of $21.2 million, $16.9 million and $33.3 million, respectively. Favorable development of unallocated loss adjustment expenses contributed approximately $8.0 million of the 2013 development, while $5.4 million was attributable to favorable development on catastrophe reserves, which is lower than 2012, but, in line with the Company's historical favorable development. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $18.3 million of favorable development driven by the other & product liability, commercial auto and homeowners lines with $8.3 million, $8.0 million and $2.9 million of favorable development, respectively. The favorable development in these lines was driven by the emergence of lower than anticipated claim severity. Somewhat offsetting the favorable development was adverse development in the personal auto line, specifically the no-fault coverage. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $10.5 million of adverse development, driven by RED reserve strengthening of $21.3 million related to a large restaurant program and a commercial auto trucking program. Somewhat offsetting the unfavorable development was favorable development of workers' compensation reserves of $12.3 million driven by better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012.
Favorable development of unallocated loss adjustment expenses contributed approximately $6.3 million of the 2012 development, while $10.4 million was attributable to favorable development on catastrophe reserves from accident year 2011. The personal and business insurance segments' non-catastrophe loss and ALAE reserves accounted for $28.0 million of favorable development related to the latest three accident years, primarily in the personal auto liability, other & product liability, and fire & allied lines with $10.5 million, $9.4 million and $5.1 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $27.8 million of adverse development related to the latest two accident years, which was driven by RED reserve strengthening.
Favorable development on prior years loss adjustment expense reserves contributed approximately $7.6 million of the 2011 development, while $4.3 million was attributable to favorable development on catastrophe reserves. The personal and business insurance segments' non-catastrophe loss and ALAE reserves accounted for $28.1 million of favorable development in 2011, primarily in the homeowners, commercial multi-peril and fire & allied lines with $14.2 million, $6.1 million and $4.9 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, primarily from accident years 2010 and 2009 as well as, to a lesser extent, the past five accident years in the commercial multi-peril line of business. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $6.7 million of adverse development in 2011, which was driven by greater than anticipated large losses in the commercial auto line of business and reserve increases on certain life time disability claims in the workers’ compensation line of business.

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
On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which is a three-year quota share agreement covering its homeowners book of business. Under this arrangement, the State Auto Group cedes to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement remains in place until December 31, 2014. A reinsurer may terminate its participation in the arrangement upon the occurrence of certain events, including, without limitation, the following: the policyholders’ surplus of the State Auto Group has been reduced by more than 25% from the amount of its surplus as of September 30, 2011; or the State Auto Group has been assigned an A.M. Best’s rating below A-. As of December 31, 2013, the State Auto Group was in compliance with the terms of the arrangement. Under the arrangement, the State Auto Group receives a 29.0% commission on all premiums ceded to the reinsurers during the term of the agreement. Subject to the terms and conditions of the arrangement, the State Auto Group may receive a profit commission. On December 31, 2011, the Company transferred $106.3 million of unearned premium related to this arrangement. The amount of ceding commission earned is limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. The Company has recorded $8.6 million and $8.4 million of excess ceding commission as a deferred liability on the consolidated balance sheet at December 31, 2013 and 2012, respectively.
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2013 and 2012, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	2013	2012
Losses and loss expenses payable:
Direct	$516.9	$499.4
Assumed	5.0	7.7
Ceded	(9.1)	(13.5)
Net losses and loss expenses payable	$512.8	$493.6
Unearned premiums:
Direct	$411.6	$398.7
Assumed	1.0	1.0
Ceded	(4.7)	(3.9)
Net unearned premiums	$407.9	$395.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2013, 2012 and 2011, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

	($ millions)	2013	2012	2011
	Written premiums:
	Direct	$886.7	$860.1	$814.4
	Assumed	3.9	4.0	8.7
	Ceded	(24.3)	(24.3)	(26.9)
	Net written premiums	$866.3	$839.8	$796.2
	Earned premiums:
	Direct	$874.7	$833.3	$812.1
	Assumed	3.8	4.1	18.2
	Ceded	(23.5)	(28.2)	(26.7)
	Net earned premiums	$855.0	$809.2	$803.6
	Losses and loss expenses incurred:
	Direct	$559.0	$578.5	$716.2
	Assumed	3.0	3.6	12.6
	Ceded	(4.8)	(6.4)	(25.8)
	Net losses and loss expenses incurred (1)	$557.2	$575.7	$703.0

(1)	Includes adjustments for accounting differences between SAP and GAAP of $3.0 million, $0.8 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
6. Transactions with Affiliates
a. Reinsurance
The insurance subsidiaries of State Auto Financial participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”) which includes State Auto Florida Insurance Company and Beacon National Insurance Company as these companies were merged with Meridian Security at the close of business on December 31, 2012 and Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”) which includes Litchfield Mutual Fire Insurance Company as it was merged with Patrons Mutual at the close of business March 31, 2013. State Auto P&C, Milbank and SA Ohio are referred to as the “STFC Pooled Companies,” and State Auto Mutual, SA Wisconsin, Meridian Citizens Mutual, Meridian Security and Patrons Mutual are referred to as the “Mutual Pooled Companies.” The STFC Pooled Companies, the Mutual Pooled Companies, including the Rockhill Insurers (defined below), are collectively referred to as the “State Auto Group.”
In 2011, we made two changes to the Pooling Arrangement. First, as of January 1, 2011, we added RIC, Plaza, American Compensation and Bloomington Compensation, referred to as the "Rockhill Insurers", to the pool, each with a participation percentage of 0.0% . Second, at the close of business December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts, such as applicable accumulated other comprehensive income related to employee benefit plans.
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
The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2013 and 2012:

($ millions)	2013	2012
Losses and loss expenses payable:
Ceded	$(512.8)	$(493.6)
Assumed	950.8	928.7
Net assumed	$438.0	$435.1
Unearned premiums:
Ceded	$(407.9)	$(395.8)
Assumed	486.3	477.7
Net assumed	$78.4	$81.9

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Written premiums:
Ceded	$(866.3)	$(839.9)	$(796.2)
Assumed	1,062.1	1,055.3	1,284.6
Earned premiums:
Ceded	$(855.0)	$(809.2)	$(803.6)
Assumed	1,055.0	1,042.1	1,428.8
Losses and loss expenses incurred:
Ceded (1)	$557.2	$(575.7)	$(703.0)
Assumed (1)	719.8	778.3	1,180.0

(1)	Includes adjustments for accounting differences between SAP and GAAP of $3.0 million, $0.8 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2013 and 2012 is approximately $295.5 million and $269.3 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.44% at December 31, 2013). Because the interest rate and interest payment dates on the Subordinated Debentures

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.
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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2013, 2012 and 2011, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.6 million, $2.9 million and $1.9 million in 2013, 2012 and 2011, respectively, and is included in other income (affiliates) on the consolidated statements of income.
7. Notes Payable and Credit Facility
FHLB Loan
On July 11, 2013, State Auto Financial's subsidiary, State Auto P&C, borrowed $85.0 million (the "FHLB Loan") from the FHLB. The FHLB Loan is a 20-year term loan and is callable after three years with no prepayment penalty thereafter. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
Senior Note Redemption
On July 15, 2013, State Auto Financial redeemed all $100.0 million of its outstanding Senior Notes. The redemption price of $103.0 million was calculated in accordance with the terms of the Senior Notes and included principal plus a make-whole amount. The redemption price was funded by proceeds from the FHLB Loan and cash on hand.
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
As of December 31, 2013, State Auto P&C had not made any borrowings and both State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

8. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013		2012		2011
Amount at statutory rate	$21.5	35.0%	$3.7	35.0%	$(39.2)	35.0%
Tax-exempt interest and dividends received deduction	(9.4)	(15.0)	(9.1)	(85.0)	(10.8)	10.0
Other, net	0.2	—	0.5	4.0	(4.7)	4.0
Valuation allowance	(11.8)	(19.0)	4.8	45.0	103.3	(92.0)
Federal income tax expense (benefit) and effective rate	$0.5	1.0%	$(0.1)	(1.0)%	$48.6	(43.0)%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012:

($ millions)	2013	2012
Deferred tax assets:
Unearned premiums not currently deductible	$33.8	$33.4
Losses and loss expenses payable discounting	21.6	25.2
Postretirement and pension benefits	24.9	39.4
Realized loss on other-than-temporary impairment	7.5	7.5
Other liabilities	17.3	14.5
Net operating loss carryforward	56.5	66.5
Tax credit carryforward	1.7	0.9
Other	9.2	7.9
Total deferred tax assets	172.5	195.3
Deferred tax liabilities:
Deferral of policy acquisition costs	33.9	32.1
Net unrealized holding gains on investments	44.1	61.7
Total deferred tax liabilities	78.0	93.8
Total net deferred tax assets before valuation allowance	94.5	101.5
Less valuation allowance	82.6	100.5
Net deferred federal income taxes	$11.9	$1.0

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
During 2011, the Company determined that a valuation allowance should be established due to the magnitude of the catastrophe losses from unprecedented storms experienced industry wide. At December 31, 2013 and 2012, the Company recorded a valuation allowance of $82.6 million and $100.5 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

At December 31, 2013, the tax benefit of the net operating loss carryforward was $56.5 million; if not used, it will expire in 2032.
At December 31, 2013, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2013 or 2012.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2010. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
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
The Company provides a defined benefit pension plan for its eligible employees. Substantially all Company employees hired prior to January 1, 2010 become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attaining age 65. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.
The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2013 and 2012:

($ millions)	Pension		Postretirement
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$246.1	$229.6	$25.1	$27.1
Service cost	6.1	7.8	—	—
Interest cost	9.6	9.9	1.0	1.1
Actuarial (gain) loss	(19.6)	10.6	(2.6)	(1.6)
Benefits paid	(11.7)	(11.8)	(1.2)	(1.5)
The Company’s portion of benefit obligation at end of year	$230.5	$246.1	$22.3	$25.1
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$162.2	147.7	$1.8	1.8
Employer contribution	13.0	13.0	—	—
Actual return on plan assets	22.4	13.3	0.3	—
Benefits paid	(11.7)	(11.8)	(0.8)	—
The Company’s portion of fair value of plan assets at end of year	$185.9	$162.2	$1.3	$1.8
Supplemental executive retirement plan	(6.0)	(5.8)	—	—
Funded status at end of year	$(50.6)	$(89.7)	$(21.0)	$(23.3)
Accumulated benefit obligation end of year	$211.2	$223.0

No assets are expected to be returned during the fiscal year ending December 31, 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2013 and 2012:

($ millions)	2013	2012
Prior service benefit	$(70.3)	$(75.6)
Net actuarial loss	94.3	135.7
Total	$24.0	$60.1

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2014:

($ millions)	2014
Prior service benefit	$(7.8)
Net actuarial loss	6.3
Total	$(1.5)

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2013, 2012 and 2011:

($ millions)	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Components of net periodic cost:
Service cost	$6.1	$7.8	$8.5	$0.4	$—	$4.1
Interest cost	9.6	9.9	12.3	1.2	1.1	5.1
Expected return on plan assets	(12.2)	(11.7)	(14.6)	(0.2)	(0.1)	(0.2)
Amortization of:
Prior service cost (benefit)	—	0.3	0.3	(5.5)	(5.5)	(2.1)
Net actuarial loss	8.1	6.7	7.0	1.0	1.1	0.3
Net periodic cost (benefit)	$11.6	$13.0	$13.5	$(3.1)	$(3.4)	$7.2

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2014	$8.9	$1.9
2015	9.3	1.9
2016	9.7	1.9
2017	10.2	1.9
2018	11.0	1.8
2019 – 2023	66.4	8.0
The postretirement plan’s gross benefit payments for 2013 were $1.2 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.1 million for 2013 and estimates future annual subsidies to be approximately $0.2 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2013 and 2012:

	Pension		Postretirement
	2013	2012	2013	2012
Benefit obligations weighted-average assumptions:
Discount rate	4.85%	4.05%	4.85%	4.05%
Rates of increase in compensation levels	3.50	4.00	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2013, 2012 and 2011:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions:
						5.50%	/
Discount rate	4.05%	4.40%	5.50%	4.05%	4.40%	4.75%	(1)
Expected long-term rate of return on assets	7.50	7.50	8.00	7.50	7.50	8.00
Rates of increase in compensation levels	4.00	4.00	4.00	—	—	—
(1)	Due to the curtailment resulting from the postretirement benefit plan amendment, the expense was remeasured at November 1, 2011, using discount rate of 4.75%.

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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2013, 2012 and 2011:

	Postretirement
	2013	2012	2011
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017	2016
The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2013:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	2.7	(2.4)
The pension plan's investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the pension plan's obligations. The pension plan's investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long-term relatively high risk tolerance takes into account the predictable cash requirements, nature of the plan’s liabilities and the plan’s long term time horizon. Since the nature and timing of the benefit plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. One of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

the goals of diversifying the benefit plans’ portfolio among different asset classes is the elimination of concentration of risk in one asset class. Management also has investment policy guidelines with respect to limiting the ownership in any single debt or equity issuer. The international fund investments are also composed of numerous securities to reduce our exposure to a single issuer. The following table sets forth the asset allocation targets, as a percentage of total fair value, which are used as a guide by management when allocating funds as they become available.

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	36%
U.S. large-cap equity	33
U.S. small-cap equity	14
International equity	12
Emerging market equity	5
Total	100%

Effective January 1, 2014, the Investment Committee approved a change to a liability driven investment (LDI) for the pension plan assets.  The primary goal of the LDI strategy is to shift the asset allocation to more closely align with the plan liability, thereby reducing the volatility of the funded status.  The implementation of the LDI strategy will occur over a period of time and the actual asset allocation at any point in time is dependent upon the funded status and the level of interest rates.  This glide path helps to balance interest rate risk, curve steepness risk, and credit spread risk, as incremental changes are made to the allocation over time.  The new allocation strategy reduces exposure to equity holdings and increases exposure to long duration fixed income.  This change will result in lower volatility for the plan assets.  By moving more of the plan's assets to long duration fixed income, the duration of the assets will increase to more closely match the duration of the plan's liabilities.  While the LDI approach is new for the pension plan, the investment policy objective is unchanged.
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2013 and 2012.
The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2013 and 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$30.0	$—	$30.0	$—
Corporate securities	24.6	—	24.6	—
U.S. government agencies mortgage-backed securities	11.3	—	11.3	—
Total fixed maturities	65.9	—	65.9	—
Equity securities:
Large-cap securities	58.0	58.0	—	—
Small-cap securities	26.3	26.3	—	—
Total equity securities	84.3	84.3	—	—
International instruments	25.4	—	25.4	—
Total pension plan investments	$175.6	$84.3	$91.3	$—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$30.4	$—	$30.4	$—
Corporate securities	7.4	—	7.4	—
U.S. government agencies mortgage-backed securities	13.9	—	13.9	—
Total fixed maturities	51.7	—	51.7	—
Equity securities:
Large-cap securities	60.8	60.8	—	—
Small-cap securities	24.1	24.1	—	—
Total equity securities	84.9	84.9	—	—
International instruments	20.0	—	20.0	—
Short-term money market funds	4.1	4.1	—	—
Total pension plan investments	$160.7	$89.0	$71.7	$—

The following tables set forth the Company’s share of the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2013 and 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
Corporate securities	$0.2	$—	$0.2	$—
Total fixed maturities	0.2	—	0.2	—
Equity securities:
Large-cap securities	0.8	0.8	—	—
Total equity securities	0.8	0.8	—	—
Total postretirement plan investments	$1.0	$0.8	$0.2	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$0.5	$—	$0.5	$—
Corporate securities	0.2	—	0.2	—
Total fixed maturities	0.7	—	0.7	—
Equity securities:
Large-cap securities	0.7	0.7	—	—
Total equity securities	0.7	0.7	—	—
Short-term money market funds	0.5	0.5	—	—
Total postretirement plan investments	$1.9	$1.2	$0.7	$—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2014 is approximately $13.0 million.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $4.6 million, $4.5 million and $4.8 million for 2013, 2012 and 2011, respectively.
10. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the years ended December 31, 2013, 2012 and 2011:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2013	$124.0	$0.1	$(39.9)	$84.2
Other comprehensive income before reclassifications	(16.1)	—	32.5	16.4
Amounts reclassified from AOCI (a)	(23.3)	(0.1)	3.6	(19.8)
Net current period other comprehensive income	(39.4)	(0.1)	36.1	(3.4)
Ending balance at December 31, 2013	$84.6	$—	$(3.8)	$80.8

Beginning balance at January 1, 2012	$98.7	$0.2	$(35.1)	$63.8
Other comprehensive income before reclassifications	54.1	—	(7.4)	46.7
Amounts reclassified from AOCI (a)	(28.8)	(0.1)	2.6	(26.3)
Net current period other comprehensive income	25.3	(0.1)	(4.8)	20.4
Ending balance at December 31, 2012	$124.0	$0.1	$(39.9)	$84.2

Beginning balance at January 1, 2011	$71.3	$0.3	$(79.5)	$(7.9)
Other comprehensive income before reclassifications	52.1	—	56.5	108.6
Amounts reclassified from AOCI (a)	(24.7)	(0.1)	(12.1)	(36.9)
Net current period other comprehensive income	27.4	(0.1)	44.4	71.7
Ending balance at December 31, 2011	$98.7	$0.2	$(35.1)	$63.8

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2013, 2012 and 2011:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive Income Components	2013	2012	2011	Consolidated Statements of Income
Unrealized gains on available for sale securities	$23.2	$28.8	$24.7	Realized gain on sale of securities
	23.2	28.8	24.7	Total before tax
	0.1	—	—	Tax benefit
	23.3	28.8	24.7	Net of tax
Amortization of gain on derivative used in cash flow hedge	0.1	0.1	0.1	Realized gain on sale of securities
	0.1	0.1	0.1	Total before tax
	—	—	—	Tax benefit (expense)
	0.1	0.1	0.1	Net of tax
Amortization of benefit plan items:
Negative prior service costs	5.5	5.2	19.0	(a)
Net loss	(9.1)	(7.8)	(6.9)	(a)
	(3.6)	(2.6)	12.1	Total before tax
	—	—	—	Tax benefit (expense)
	(3.6)	(2.6)	12.1	Net of tax
Total reclassifications for the period	$19.8	$26.3	$36.9

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
11. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders' surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $75.3 million is available for payment to State Auto Financial from its insurance subsidiaries in 2014 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $20.0 million and $0 million in 2013, 2012 and 2011, respectively.
The Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2013, each of the Company's insurance subsidiaries maintained adjusted statutory surplus in excess of 450% of the authorized control level RBC.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2013	2012
Statutory capital and surplus of insurance subsidiaries	$753.2	$630.1
Net liabilities of non-insurance parent and affiliates	(82.4)	(74.8)
	670.8	555.3
Increases (decreases):
Deferred acquisition costs	96.8	91.7
Postretirement and pension benefits	6.3	6.6
Deferred federal income taxes	(15.8)	(38.0)
Fixed maturities at fair value	26.1	128.5
Other, net	0.8	(6.9)
Stockholders’ equity per accompanying consolidated financial statements	$785.0	$737.2

($ millions)	Year ended December 31
	2013	2012	2011
Statutory net income (loss) of insurance subsidiaries	$51.1	$5.5	$(64.6)
Net (loss) income of non-insurance parent and affiliates	(5.1)	0.2	1.9
	46.0	5.7	(62.7)
Increases (decreases):
Deferred acquisition costs	5.1	—	(26.8)
Postretirement and pension benefits	10.3	5.3	(2.5)
Deferred federal income taxes	(1.0)	(3.3)	(59.5)
Share-based compensation expense	(1.3)	(2.7)	(2.9)
Other, net	1.7	5.7	(6.3)
Net income (loss) per accompanying consolidated financial statements	$60.8	$10.7	$(160.7)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

Equity Plan
The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.0 million common shares under the Equity Plan. As of December 31, 2013, a total of 1.1 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.
The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2013, 2012 and 2011 were 0.5 million, 0.3 million and 0.6 million, respectively.
The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period.
The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	55,413	$16.21	33,887	$17.92	17,180	$18.78
Granted	—	—	21,526	13.53	16,707	17.03
Vested	(17,180)	18.78	—	—	—	—
Outstanding, end of year	38,233	$15.06	55,413	$16.21	33,887	$17.92

As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 1.25 years.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2013, a total of 3.1 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.
Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 33,712 RSUs, 26,480 RSUs, and 23,928 RSUs granted in 2013, 2012 and 2011, respectively.
During 2013 and 2012, common shares valued at approximately $51,000 and $39,000, respectively, were distributed by the Company under the RSU Plan.
Stock Options
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2013, 2012 and 2011. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Fair value per share	$5.15	$3.46	$4.69
Expected dividend yield	2.40%	4.41%	3.51%
Risk free interest rate	1.26%	1.10%	2.50%
Expected volatility factor	37.59%	41.50%	34.90%
Expected life in years	6.3	5.4	6.3
The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2013, 2012 and 2011:

(millions, except per share amounts)	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.9	$22.25	3.8	$22.79	3.4	$23.53
Granted	0.5	16.82	0.4	13.54	0.6	16.98
Exercised	(0.2)	16.82	—	14.49	—	16.40
Canceled	(0.3)	19.52	(0.3)	17.95	(0.2)	18.94
Outstanding, end of year	3.9	$22.01	3.9	$22.25	3.8	$22.79

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $0.5 million, $0 and $0.1 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2013:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	2.2	6.7	$16.47	1.2	$16.83
$20.01 – $30.00	1.0	2.9	27.18	1.0	27.27
Greater than $30.00	0.7	1.4	32.10	0.7	32.10
	3.9	4.8	$22.01	2.9	$24.02

Aggregate intrinsic value for total options outstanding at December 31, 2013 was $14.0 million. Aggregate intrinsic value for total options exercisable at December 31, 2013 was $5.3 million.
Compensation expense recognized during 2013, 2012 and 2011 was $4.1 million, $3.5 million and $3.2 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2013, there was $2.5 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.
14. Net Earnings (Loss) Per Common Share
The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the years ended December 31, 2013, 2012 and 2011:

(millions, except per share amounts)	2013	2012	2011
Numerator:
Net earnings (loss) for basic net earnings per common share	$60.8	$10.7	$(160.7)
Effect of dilutive share-based awards	—	—	—
Adjusted net earnings (loss) for dilutive net earnings (loss) per common share	$60.8	$10.7	$(160.7)
Denominator:
Weighted average shares for basic net earnings (loss) per common share	40.6	40.4	40.1
Effect of dilutive share-based awards	0.1	0.1	0.1
Adjusted weighted average shares for diluted net earnings (loss) per common share	40.7	40.5	40.2

Basic net earnings (loss) per common share	$1.50	$0.26	$(4.00)
Diluted net earnings (loss) per common share	$1.49	$0.26	$(4.00)

The following table sets forth the options to purchase shares of common stock and the restricted share units ("RSU award") provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2013, 2012 and 2011:

(millions)	2013	2012	2011
Total number of antidilutive options and awards	2.6	3.7	3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

15. Reportable Segments
The Company has four reportable segments: personal insurance, business insurance, specialty insurance (the “insurance segments”) and investment operations. The insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011:

($ millions)	2013	2012	2011
Revenues from external sources:
Insurance segments
Personal insurance	$464.0	$469.8	$800.6
Business insurance	364.2	327.2	379.0
Specialty insurance	226.8	245.1	249.2
Total insurance segments	1,055.0	1,042.1	1,428.8
Investment operations segment
Net investment income	72.8	75.4	85.4
Net realized capital gains	23.2	28.8	38.1
Total investment operations segment	96.0	104.2	123.5
Total revenue from reportable segments	1,151.0	1,146.3	1,552.3
All other	2.0	3.8	1.4
Total revenues from external sources	1,153.0	1,150.1	1,553.7
Intersegment revenues	5.1	9.5	10.5
Total revenues	1,158.1	1,159.6	1,564.2
Reconciling items:
Eliminate intersegment revenues	(5.1)	(9.5)	(10.5)
Total consolidated revenue	$1,153.0	$1,150.1	$1,553.7
Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(12.6)	$(1.6)	$(67.4)
Business insurance SAP underwriting loss	(10.2)	(42.3)	(70.9)
Specialty insurance SAP underwriting loss	(11.2)	(48.1)	(46.6)
Total insurance segments	(34.0)	(92.0)	(184.9)
Investment operations segment:
Net investment income	72.8	75.4	85.4
Net realized capital gains	23.2	28.8	38.1
Total investment operations segment	96.0	104.2	123.5
All other segments income (loss)	0.9	2.0	(0.5)
Reconciling items:
GAAP adjustments	11.8	7.2	(40.7)
Interest expense on corporate debt	(8.5)	(7.0)	(7.1)
Corporate expenses	(4.9)	(3.8)	(2.4)
Total reconciling items	$(1.6)	$(3.6)	$(50.2)
Total consolidated income (loss) before federal income taxes	$61.3	$10.6	$(112.1)

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2013 and 2012:

($ millions)	2013	2012
Segment assets:
Investment operations segment	$2,331.6	$2,327.4
Total segment assets	2,331.6	2,327.4
Reconciling items:
Corporate assets	164.8	150.4
Total consolidated assets	$2,496.4	$2,477.8

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
16. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2013 and 2012:

($ millions, except per share amounts)	2013
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$285.3	$285.3	$292.7	$289.7
Income before federal income taxes	20.0	6.3	18.7	16.3
Net income	19.7	6.2	18.5	16.4
Earnings per common share:
Basic	$0.49	$0.15	$0.46	$0.40
Diluted	$0.49	$0.15	$0.45	$0.40

	2012
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$280.3	$286.7	$286.4	$296.7
(Loss) income before federal income taxes	(2.0)	(2.7)	(5.6)	20.9
Net (loss) income	(2.0)	(2.7)	(5.5)	20.9
Earnings (loss) per common share:
Basic	$(0.05)	$(0.07)	$(0.14)	$0.52
Diluted	$(0.05)	$(0.07)	$(0.14)	$0.51

17. Contingencies
In accordance with the Contingencies Topic of the FASB's ASC, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of State Auto Financial Corporation.
The following describes a pending class action legal proceeding in which the Company is a party:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

The Company is also involved in other lawsuits arising in the ordinary course of its business, some of which arise out of, or are related to, our insurance policies and may allege extra contractual damages. These lawsuits are in various stages of development. The Company generally contests these matters vigorously, but may pursue settlement if appropriate. Based on current available information, the Company does not believe it is reasonably possible that any such lawsuit, or related lawsuits, will be material to its results of operations or have a material adverse effect on its consolidated financial or cash flow positions.
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

2.
Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 framework to evaluate the effectiveness of our internal control over financial reporting. Our management believes that the COSO 1992 framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting.

4.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and has concluded that such internal control over financial reporting was effective.

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
Item 9B. Other information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2014 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 6, 2014, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, David R. Meuse and Paul S. Williams. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2014 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2014 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2014 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in the 2014 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2014 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2014 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income (Loss) for each of the three years in the period ended December 31, 2013
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2013
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2013, 2012 and 2011 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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
(a)(3)         LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.01 therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.04 therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations as of May 7, 2010	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

10.01*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.02*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.03*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.04*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.05*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(UU) therein)

10.06*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.07*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.09 therein)

10.10	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.10 therein)

10.11	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.12	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.12 therein)

10.13	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.18 therein)

10.14	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.15	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.15 therein)

10.16	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.17	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.17 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

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
Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.20	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.23 therein)

10.21	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.26 therein)

10.22	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.22 therein)

10.23	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.27 therein)

10.24	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.24 therein)

10.25	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.28) therein)

10.26
Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company, effective January 1, 2013
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.26 therein)

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
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.35 therein)

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
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.38 therein)

10.39
Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011, entered into as of January 3, 2011, by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Beacon National Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company
Form 8-K Current Report filed on January 7, 2011 (see Exhibit 10.1 therein)

10.40
First Amendment, effective December 31, 2011, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Beacon National Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.45 therein)

10.41
Second Amendment, effective March 31, 2013, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company
Form 10-Q Quarterly Report for the period ended March 31, 2013 (see Exhibit 10.1 therein)

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
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.46 therein)

10.43	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.44	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.45	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.46	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.47	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.48	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty Insurance Company, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.49
Credit Agreement dated as of September 29, 2011, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as the lenders party thereto, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, and JPMorgan Chase Bank, N.A. and PNC BANK, National Association, as Co-Documentation Agents.
Form 8-K Current Report filed on July 30, 2013 (see Exhibit 10.1 therein)

10.50
Credit Agreement dated as of July 26, 2013, among State Auto Property & Casualty, as borrower, a syndicate of financial institutions, as the lenders party thereto, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, and JPMorgan Chase Bank, N.A. and PNC BANK, National Association, as Co-Documentation Agents.
Form 8-K Current Report filed on September 30, 2011 (see Exhibit 10.1 therein)

10.51*
Employment Agreement, dated as of December 20, 2011, commencing as of January 1, 2012, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.55 therein)

10.52*	Executive Agreement dated as of December 20, 2011, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.57 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.53*
Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.61 therein)

10.54*
Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.1 therein)

10.55*
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
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.75 therein)

10.58*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.59*	Indemnification Agreement dated as of November 14, 2008, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.2 therein)

10.60*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.61*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.62*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and James A. Yano	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.6 therein)

10.63*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.64*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.65*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.66*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.67*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.68*
Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.69*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.70*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.71*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.72*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2010 (see Exhibit 10.01 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2011, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2011 (see Exhibit 10.01 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 1, 2012, between State Auto Financial Corporation and Robert P. Restrepo Jr.	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.1 therein)

10.76*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.77*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.78*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

10.79*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.80*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.81*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.82*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.83*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.84*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.85*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.86*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.87*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.88*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.89*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.90*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.91*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.92*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.93*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.94*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.95*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.96*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.97*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.98*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.99*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.100*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.101*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.102*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.103*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.104*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.105*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.106*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.107*
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
Form 8-K Current Report filed on November 25, 2009 (see Exhibit 10.1 therein)

10.108*	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.109*	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.110*
Application for Callable Advance signed July 10, 2013 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.04 therein)

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

STATE AUTO FINANCIAL CORPORATION

Dated: March 6, 2014	/S/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT P. RESTREPO, JR.	Chairman, President and Chief Executive Officer	March 6, 2014
Robert P. Restrepo, Jr.	(principal executive officer)

/S/ STEVEN E. ENGLISH	Senior Vice President and Chief Financial Officer	March 6, 2014
Steven E. English	(principal financial officer)

/S/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 6, 2014
Matthew R. Pollak	(principal accounting officer)

DAVID J. D’ANTONI*	Director	March 6, 2014
David J. D’Antoni

ROBERT E. BAKER*	Director	March 6, 2014
Robert E. Baker

THOMAS E. MARKERT*	Director	March 6, 2014
Thomas E. Markert

DAVID R. MEUSE*	Director	March 6, 2014
David R. Meuse

S. ELAINE ROBERTS*	Director	March 6, 2014
S. Elaine Roberts

EILEEN A. MALLESCH*	Director	March 6, 2014
Eileen A. Mallesch

ALEXANDER B. TREVOR*	Director	March 6, 2014
Alexander B. Trevor

PAUL S. WILLIAMS*	Director	March 6, 2014
Paul S. Williams

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/S/ STEVEN E. ENGLISH	Attorney in Fact	March 6, 2014
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2013

($ millions)
December 31, 2013	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$352.4	$352.4
Obligations of states and political subdivisions	765.3	774.2	774.2
Corporate securities	345.0	349.7	349.7
U.S. government agencies residential mortgage-backed securities	348.2	353.8	353.8
Total fixed maturities	1,804.0	1,830.1	1,830.1
Equity securities:
Large-cap securities	148.2	194.4	194.4
Small-cap securities	48.4	70.9	70.9
Total equity securities	196.6	265.3	265.3
Other invested assets	49.5	80.9	80.9
Total available-for-sale securities	2,050.1	2,176.3	2,176.3
Other invested assets	5.0	5.0	5.0
Total investments – other than investments in related parties	$2,055.1	$2,181.3	$2,181.3

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2013	2012
Assets
Investments in common stock of subsidiaries (equity method)	$891.1	$834.9
Fixed maturities, available-for-sale, at fair value	1.6	5.9
Equity securities, available-for-sale, at fair value	—	3.2
Other invested assets	2.6	2.1
Cash and cash equivalents	6.1	7.0
Other assets	0.4	1.6
Due from affiliates	1.5	1.8
Federal income tax, net	4.6	1.3
Total assets	$907.9	$857.8
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.8 and $15.5, respectively)	$116.8	$115.9
Other liabilities	6.1	4.7
Total liabilities	122.9	120.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.5 and 47.3 shares issued, respectively, at stated value of $2.50 per share	118.8	118.1
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.9)	(115.8)
Additional paid-in capital	137.5	131.6
Accumulated other comprehensive income	80.8	84.2
Retained earnings	563.8	519.1
Total stockholders’ equity	785.0	737.2
Total liabilities and stockholders’ equity	$907.9	$857.8
See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Condensed Statements of Income

($ millions)	Year ended December 31
	2013	2012	2011
Net investment income	$0.3	$0.2	$0.6
Net realized gain on investments	0.7	0.4	0.7
Total revenues	1.0	0.6	1.3
Interest expense (affiliates $3.2, $0.7 and $0.7, respectively)	8.8	7.0	7.1
Other operating expenses	6.8	5.8	4.2
Total expenses	15.6	12.8	11.3
Loss before federal income taxes	(14.6)	(12.2)	(10.0)
Federal income tax (benefit) expense	(4.8)	(1.7)	8.6
Net loss before equity in net income (loss) of subsidiaries	(9.8)	(10.5)	(18.6)
Equity in net income (loss) of subsidiaries	70.6	21.2	(142.1)
Net income (loss)	$60.8	$10.7	$(160.7)
See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Condensed Statements of Comprehensive Income (Loss)

($ millions, except per share amounts)	Year ended December 31
	2013	2012	2011
Net income (loss)	$60.8	$10.7	$(160.7)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during the year	0.5	0.7	(0.1)
Reclassification adjustments for gains realized in net income	(0.7)	(0.4)	(0.7)
Income tax expense	—	—	0.3
Total net unrealized holding (losses) gains on investments	(0.2)	0.3	(0.5)
Unrealized equity in subsidiaries	(3.2)	20.1	72.2
Other comprehensive income	(3.4)	20.4	71.7
Comprehensive income (loss)	$57.4	$31.1	$(89.0)
See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$60.8	$10.7	$(160.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, net	1.3	(0.3)	(0.6)
Share-based compensation	1.6	0.4	0.1
Net realized gain on investments	(0.7)	(0.4)	(0.7)
Equity in net (income) loss from consolidated subsidiaries	(70.6)	(21.2)	142.1
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	0.1	1.5	0.4
Other assets	0.5	0.2	0.1
Excess tax benefits on share-based awards	0.1	—	—
Federal income taxes, net	(3.1)	(1.2)	10.6
Net cash used in operating activities	(10.0)	(10.3)	(8.7)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	13.8	27.0	6.5
Purchases of equity securities – available-for-sale	—	(3.2)	—
Purchases of other invested assets	(0.2)	(0.3)	(0.2)
Maturities, calls and pay downs of fixed maturities – available-for-sale	0.2	2.5	1.0
Sales of fixed maturities – available-for-sale	3.9	0.3	13.8
Sales of equity securities – available-for-sale	3.7	3.2	—
Sale of subsidiary	—	—	13.2
Net cash provided by investing activities	21.4	29.5	34.3
Cash flows from financing activities:
Proceeds from issuance of common stock	4.0	1.6	2.6
Payments to acquire treasury stock	(0.1)	—	—
Payment of dividends	(16.1)	(22.2)	(24.1)
Excess tax benefits on share-based awards	(0.1)	—	—
Proceeds from long-term debt	100.0	—	—
Redemption of long-term debt	(100.0)	—	—
Net cash used in financing activities	(12.3)	(20.6)	(21.5)
Net (decrease) increase in cash and cash equivalents	(0.9)	(1.4)	4.1
Cash and cash equivalents at beginning of year	7.0	8.4	4.3
Cash and cash equivalents at end of year	$6.1	$7.0	$8.4
Supplemental Disclosures:
Federal income tax received	$1.5	$0.4	$2.0
Interest paid (affiliates $3.2, $0.7 and $0.7, respectively)	$(8.0)	$(7.0)	$(7.0)

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Notes to Condensed Financial Statements
STFC’s investment in subsidiaries is stated at cost plus equity in net income (loss) from consolidated subsidiaries since the date of acquisition. STFC’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method.
During 2012, STFC received dividends from Stateco in the amount of $9.2 million in investments.
These financial statements should be read in conjunction with the consolidated financial statements of State Auto Financial Corporation.
On July 11, 2013, STFC entered into two separate credit agreements with two of its subsidiaries, State Auto P&C and Milbank. Under the terms of the credit agreements, STFC borrowed $85.0 million and $15.0 million, from State Auto P&C and Milbank, respectively. Under the terms of each credit agreement, interest is payable semi-annually at a fixed annual interest rate of 5.28%, with the principal due at the maturity date. There are no prepayment penalties and no collateral was given as security for the payment of either of these loans.
Financial Instruments Disclosed, But Not Carried, At Fair Value
Notes Payable
Included in notes payable are the credit agreements described above with State Auto P&C and Milbank. STFC estimates the fair value of each note payable by obtaining market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. These have been placed in Level 3 of the fair value hierarchy.

($ millions, except interest rates)	December 31, 2013			December 31, 2012
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$14.4	5.28%	N/A	N/A	N/A
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	81.4	5.28%	N/A	N/A	N/A
Total notes payable to affiliates	$100.0	$95.8		$—	$—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2013, 2012 and 2011

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2013:
Personal insurance segment	$31.5	$223.7	$189.9	$—	$464.0
Business insurance segment	38.8	359.6	193.1	—	364.2
Specialty insurance segment	26.5	367.5	108.0	—	226.8
Investment operations segment	—	—	—	—	—
Total	$96.8	$950.8	$491.0	$—	$1,055.0
Year ended December 31, 2012:
Personal insurance segment	$30.1	$231.0	$188.4	$—	$469.8
Business insurance segment	35.0	341.8	180.9	—	327.2
Specialty insurance segment	26.6	355.9	112.3	—	245.1
Investment operations segment	—	—	—	—	—
Total	$91.7	$928.7	$481.6	$—	$1,042.1
Year ended December 31, 2011:
Personal insurance segment	$30.5	$279.0	$188.7	$—	$800.6
Business insurance segment	28.5	336.9	161.3	—	379.0
Specialty insurance segment	32.7	265.7	120.2	—	249.2
Investment operations segment	—	—	—	—	—
Total	$91.7	$881.6	$470.2	$—	$1,428.8

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2013:
Personal insurance segment	$—	$342.2	$74.7	$55.5	$465.4
Business insurance segment	—	221.8	74.3	73.5	374.8
Specialty insurance segment	—	158.7	60.6	16.2	221.9
Investment operations segment	72.8	—	—	—	—
Total	$72.8	$722.7	$209.6	$145.2	$1,062.1
Year ended December 31, 2012:
Personal insurance segment	$—	$344.8	$76.6	$46.6	$469.5
Business insurance segment	—	222.5	63.1	80.6	349.4
Specialty insurance segment	—	211.7	73.4	5.6	236.4
Investment operations segment	75.4	—	—	—	—
Total	$75.4	$779.0	$213.1	$132.8	$1,055.3
Year ended December 31, 2011:
Personal insurance segment	$—	$698.9	$133.4	$54.7	$647.4
Business insurance segment	—	296.4	67.5	103.3	341.7
Specialty insurance segment	—	182.4	73.5	52.6	295.5
Investment operations segment	85.4	—	—	—	—
Total	$85.4	$1,177.7	$274.4	$210.6	$1,284.6

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE
Years Ended December 31, 2013, 2012 and 2011

($ million, except percentages)		Ceded to		Assumed from			Percentage of amount assumed to net (2)
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount
Property-casualty earned premiums for year ended December 31,
2013	$874.7	$23.5	$855.0	$3.8	$1,055.0	$1,055.0	0.4%
2012	833.3	28.2	809.2	4.1	1,042.1	1,042.1	0.4%
2011	812.1	26.7	803.6	18.2	1,428.8	1,428.8	1.3%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

($ millions)	At December 31
	2013	2012	2011
Valuation allowance for deferred tax assets:
Balance at beginning of period	$100.5	$103.3	$—
Additions	—	—	103.3
Deductions	17.9	2.8	—
Balance at end of period	$82.6	$100.5	$103.3