Form 10-Q
period 2014-03-31
State Auto Financial CORP
filed 2014-05-01
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No   ☒
On April 25, 2014, the Registrant had 40,860,803 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2014

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,799.9 and $1,804.0, respectively)	$1,840.4	$1,830.1
Equity securities, available-for-sale, at fair value (cost $210.4 and $196.6, respectively)	274.6	265.3
Other invested assets, available-for-sale, at fair value (cost $49.6 and $49.5, respectively)	83.4	80.9
Other invested assets	5.0	5.0
Notes receivable from affiliate	70.0	70.0
Total investments	2,273.4	2,251.3
Cash and cash equivalents	78.3	80.3
Accrued investment income and other assets	35.1	33.6
Deferred policy acquisition costs	99.7	96.8
Reinsurance recoverable on losses and loss expenses payable	9.5	9.1
Prepaid reinsurance premiums	4.9	4.7
Current federal income taxes	—	0.3
Net deferred federal income taxes	7.7	11.9
Property and equipment, at cost	8.3	8.4
Total assets	$2,516.9	$2,496.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $425.9 and $438.0, respectively)	$951.7	$959.9
Unearned premiums (affiliates $85.4 and $78.4, respectively)	493.9	491.0
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits	73.1	71.6
Due to affiliate	8.3	1.3
Current federal income taxes	0.4	—
Other liabilities	71.2	86.8
Total liabilities	1,699.4	1,711.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.6 and 47.5 shares issued, respectively, at stated value of $2.50 per share	119.0	118.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.0)	(115.9)
Additional paid-in capital	138.7	137.5
Accumulated other comprehensive income	89.1	80.8
Retained earnings	586.7	563.8
Total stockholders’ equity	817.5	785.0
Total liabilities and stockholders’ equity	$2,516.9	$2,496.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2014	2013
Earned premiums (ceded to affiliates $215.4 and $210.7, respectively)	$262.5	$261.3
Net investment income (affiliate $1.2 and $1.2, respectively)	17.6	16.9
Net realized gains on investments:
Total other-than-temporary impairment losses	(0.8)	(0.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	11.5	7.0
Total net realized gains on investments	10.7	6.7
Other income from affiliates	0.5	0.4
Total revenues	291.3	285.3

Losses and loss expenses (ceded to affiliates $142.2 and $131.8, respectively)	171.8	173.0
Acquisition and operating expenses	88.5	88.8
Interest expense (affiliates $0.2 and $0.2, respectively)	1.3	1.7
Other expenses	2.0	1.8
Total expenses	263.6	265.3
Income before federal income taxes	27.7	20.0
Federal income tax expense	0.6	0.3
Net income	$27.1	$19.7
Earnings per common share:
Basic	$0.67	$0.49
Diluted	$0.66	$0.49
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2014	2013
Net income	$27.1	$19.7
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains arising during the period ended	23.0	19.4
Reclassification adjustments for gains realized in net income	(10.7)	(6.7)
Income tax (expense) benefit	(4.2)	0.3
Total net unrealized holding gains on investments	8.1	13.0
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Prior service benefits	(1.4)	(1.4)
Net actuarial loss	1.6	2.3
Total net unrecognized benefit plan obligations	0.2	0.9
Other comprehensive income, net of tax	8.3	13.9
Comprehensive income, net of tax	$35.4	$33.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2014	2013
Cash flows from operating activities:
Net income	$27.1	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3.4	4.3
Share-based compensation	1.0	1.2
Net realized gains on investments	(10.7)	(6.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.9)	(2.8)
Accrued investment income and other assets	(1.5)	(3.4)
Postretirement and pension benefits	1.7	(1.7)
Other liabilities and due to/from affiliates, net	(10.6)	(9.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.6)	1.2
Losses and loss expenses payable	(8.2)	2.1
Unearned premiums	2.9	2.8
Federal income taxes	0.7	0.3
Net cash provided by operating activities	2.3	8.0
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(137.2)	(81.7)
Purchases of equity securities, available-for-sale	(38.0)	(24.0)
Purchases of other invested assets	(0.4)	(0.2)
Maturities, calls and pay downs of fixed maturities, available-for-sale	68.9	40.2
Sales of fixed maturities, available-for-sale	71.3	38.5
Sales of equity securities, available-for-sale	34.6	28.1
Sales of other invested assets	0.2	0.2
Net additions of property and equipment	—	0.2
Net cash (used in) provided by investing activities	(0.6)	1.3
Cash flows from financing activities:
Proceeds from issuance of common stock	0.6	0.1
Payments to acquire treasury stock	(0.1)	(0.1)
Payment of dividends	(4.2)	(4.0)
Net cash used in financing activities	(3.7)	(4.0)
Net (decrease) increase in cash and cash equivalents	(2.0)	5.3
Cash and cash equivalents at beginning of period	80.3	59.0
Cash and cash equivalents at end of period	$78.3	$64.3
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.3	$0.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2013 Form 10-K.
Adoption of Accounting Pronouncements
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2014 and December 31, 2013:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$314.3	$15.8	$(5.0)	$325.1
Obligations of states and political subdivisions	691.4	24.8	(8.2)	708.0
Corporate securities	355.7	11.9	(4.9)	362.7
U.S. government agencies residential mortgage-backed securities	438.5	10.2	(4.1)	444.6
Total fixed maturities	1,799.9	62.7	(22.2)	1,840.4
Equity securities:
Large-cap securities	163.0	44.9	—	207.9
Small-cap securities	47.4	19.3	—	66.7
Total equity securities	210.4	64.2	—	274.6
Other invested assets	49.6	33.8	—	83.4
Total available-for-sale securities	$2,059.9	$160.7	$(22.2)	$2,198.4

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	$(6.5)	$352.4
Obligations of states and political subdivisions	765.3	25.8	(16.9)	774.2
Corporate securities	345.0	11.4	(6.7)	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	(4.1)	353.8
Total fixed maturities	1,804.0	60.3	(34.2)	1,830.1
Equity securities:
Large-cap securities	148.2	46.5	(0.3)	194.4
Small-cap securities	48.4	22.5	—	70.9
Total equity securities	196.6	69.0	(0.3)	265.3
Other invested assets	49.5	31.4	—	80.9
Total available-for-sale securities	$2,050.1	$160.7	$(34.5)	$2,176.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$77.1	$(5.0)	24	$—	$—	—	$77.1	$(5.0)	24
Obligations of states and political subdivisions	178.2	(5.0)	60	64.0	(3.2)	21	242.2	(8.2)	81
Corporate securities	91.0	(2.2)	18	42.6	(2.7)	9	133.6	(4.9)	27
U.S. government agencies residential mortgage-backed securities	187.4	(3.4)	37	14.6	(0.7)	8	202.0	(4.1)	45
Total fixed maturities	533.7	(15.6)	139	121.2	(6.6)	38	654.9	(22.2)	177
Total temporarily impaired securities	$533.7	$(15.6)	139	$121.2	$(6.6)	38	$654.9	$(22.2)	177

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$109.6	$(6.5)	29	$—	$—	—	$109.6	$(6.5)	29
Obligations of states and political subdivisions	206.4	(14.7)	76	25.6	(2.2)	7	232.0	(16.9)	83
Corporate securities	105.6	(3.2)	22	40.9	(3.5)	8	146.5	(6.7)	30
U.S. government agencies residential mortgage-backed securities	103.6	(3.3)	25	19.3	(0.8)	10	122.9	(4.1)	35
Total fixed maturities	525.2	(27.7)	152	85.8	(6.5)	25	611.0	(34.2)	177
Large-cap equity securities	5.3	(0.3)	2	—	—	—	5.3	(0.3)	2
Total temporarily impaired securities	$530.5	$(28.0)	154	$85.8	$(6.5)	25	$616.3	$(34.5)	179

The Company reviewed its investments at March 31, 2014, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2014 and 2013:

($ millions)	2014	2013
Equity securities:
Large-cap securities	$(0.2)	$—
Small-cap securities	(0.6)	(0.3)
Total other-than-temporary impairments	$(0.8)	$(0.3)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$54.8	$55.5
Due after 1 year through 5 years	376.2	392.9
Due after 5 years through 10 years	359.7	376.4
Due after 10 years	570.7	571.0
U.S. government agencies residential mortgage-backed securities	438.5	444.6
Total	$1,799.9	$1,840.4

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2014, State Auto P&C had fixed maturity securities, with a carrying value of $85.0 million, that were pledged as collateral for the FHLB Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are are included in the "U.S. government agencies residential mortgage-backed securities" classification of the Company's fixed maturity securities portfolio.
Fixed maturities with fair values of $8.7 million were on deposit with insurance regulators as required by law at March 31, 2014 and December 31, 2013, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2014 and 2013:

($ millions)	2014	2013
Fixed maturities	$15.4	$14.8
Equity securities	1.4	1.2
Cash and cash equivalents, and other	1.3	1.4
Investment income	18.1	17.4
Investment expenses	0.5	0.5
Net investment income	$17.6	$16.9

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2014 and 2013:

($ millions)	2014	2013
Realized gains:
Fixed maturities	$2.1	$0.5
Equity securities	9.4	6.6
Other invested assets	0.1	—
Total realized gains	11.6	7.1
Realized losses:
Equity securities:
Sales	(0.1)	(0.1)
OTTI	(0.8)	(0.3)
Total realized losses	(0.9)	(0.4)
Net realized gains on investments	$10.7	$6.7
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$14.4	$(9.2)
Equity securities	(4.5)	18.3
Other invested assets	2.4	3.6
Deferred federal income tax liability	(4.3)	(4.5)
Valuation allowance	0.1	4.8
Change in net unrealized holding gains, net of tax	$8.1	$13.0

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at March 31, 2014 and December 31, 2013 of $45.8 million and $41.6 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2014 and December 31, 2013, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2014 and 2013.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $76.5 million and $74.2 million at March 31, 2014 and December 31, 2013, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2014 and December 31, 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$325.1	$—	$325.1	$—
Obligations of states and political subdivisions	708.0	—	708.0	—
Corporate securities	362.7	—	353.6	9.1
U.S. government agencies residential mortgage-backed securities	444.6	—	444.6	—
Total fixed maturities	1,840.4	—	1,831.3	9.1
Equity securities:
Large-cap securities	207.9	207.9	—	—
Small-cap securities	66.7	66.7	—	—
Total equity securities	274.6	274.6	—	—
Other invested assets	83.4	6.9	76.5	—
Total available-for-sale investments	$2,198.4	$281.5	$1,907.8	$9.1

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.4	$—	$352.4	$—
Obligations of states and political subdivisions	774.2	—	774.2	—
Corporate securities	349.7	—	340.8	8.9
U.S. government agencies residential mortgage-backed securities	353.8	—	353.8	—
Total fixed maturities	1,830.1	—	1,821.2	8.9
Equity securities:
Large-cap securities	194.4	194.4	—	—
Small-cap securities	70.9	70.9	—	—
Total equity securities	265.3	265.3	—	—
Other invested assets	80.9	6.7	74.2	—
Total available-for-sale investments	$2,176.3	$272.0	$1,895.4	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and the year ended December 31, 2013, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains (losses) – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.1
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2014	$9.1

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized (losses) gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2013	$8.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2014 was $4.5 million and the fair value of the Trust Securities was $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Receivable from Affiliate
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

($ millions, except interest rates)	March 31, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.8	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	March 31, 2014			December 31, 2013
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$86.5	5.03%	$85.3	$85.7	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.44%	15.5	15.5	4.44%
Total notes payable	$100.8	$102.0		$100.8	$101.2

4. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”), (collectively referred to as the “Mutual Pooled Companies”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2014 and 2013:

	($ millions)	2014	2013
	Premiums earned:
	Assumed from external insurers and reinsurers	$1.0	$0.4
	Assumed under Pooling Arrangement	262.5	261.3
	Ceded to external insurers and reinsurers	(6.0)	(5.5)
	Ceded under Pooling Arrangement	(215.4)	(210.7)
	Net assumed premiums earned	$42.1	$45.5
	Losses and loss expenses incurred:
	Assumed from external insurers and reinsurers	$0.7	$(0.2)
	Assumed under Pooling Arrangement (a)	171.8	173.0
	Ceded to external insurers and reinsurers	(2.5)	(1.0)
	Ceded under Pooling Arrangement (a)	(142.2)	(131.8)
	Net assumed losses and loss expenses incurred	$27.8	$40.0

(a)	Includes adjustments for accounting differences between SAP and GAAP of $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2014 and 2013:

($ millions)	2014		2013
Amount at statutory rate	$9.7	35%	$7.0	35%
Tax-exempt interest and dividends received deduction	(2.1)	(8)	(2.3)	(12)
Other, net	0.2	1	0.2	1
Valuation allowance	(7.2)	(26)	(4.6)	(23)
Federal income tax expense and effective rate	$0.6	2%	$0.3	1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2014 and December 31, 2013:

($ millions)	March 31, 2014	December 31, 2013
Deferred tax assets:
Unearned premiums not currently deductible	$34.0	$33.8
Losses and loss expenses payable discounting	21.4	21.6
Postretirement and pension benefits	25.4	24.9
Realized loss on other-than-temporary impairment	8.3	7.5
Other liabilities	15.7	17.3
Net operating loss carryforward	50.9	56.5
Tax credit carryforward	2.3	1.7
Other	8.3	9.2
Total deferred tax assets	166.3	172.5
Deferred tax liabilities:
Deferral of policy acquisition costs	34.9	33.9
Net unrealized holding gains on investments	48.5	44.1
Total deferred tax liabilities	83.4	78.0
Total net deferred tax assets before valuation allowance	82.9	94.5
Less valuation allowance	75.2	82.6
Net deferred federal income taxes	$7.7	$11.9

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At March 31, 2014 and December 31, 2013, the Company recorded a valuation allowance of $75.2 million and $82.6 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents deferred tax benefits on gross unrealized fixed maturity losses where management determined these benefits to be realizable due to management’s assertion it has both the ability and intent to hold these securities through recovery or maturity.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2014 and 2013 is as follows:

($ millions)	2014	2013
Continuing operations	$(7.2)	$(4.6)
Other comprehensive income	(0.2)	(5.1)
Change in valuation allowance	$(7.4)	$(9.7)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2014 and 2013:

($ millions)	Pension		Postretirement
	2014	2013	2014	2013
Service cost	$1.3	$1.5	$—	$—
Interest cost	2.8	2.4	0.3	0.2
Expected return on plan assets	(3.2)	(3.0)	—	—
Amortization of:
Prior service benefits	—	—	(1.4)	(1.4)
Net actuarial loss	1.4	2.0	0.2	0.3
Net periodic cost (benefit)	$2.3	$2.9	$(0.9)	$(0.9)

The Company's share of expected contributions to its pension plan during 2014 is $13.1 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three months ended March 31, 2014 and 2013:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Gains and Losses on Cash Flow Hedges	Total
Beginning balance at January 1, 2014	$84.6	$(3.8)	$—	$80.8

Other comprehensive income before reclassifications	18.8	—	—	18.8
Amounts reclassified from AOCI (a)	(10.7)	0.2	—	(10.5)
Net current period other comprehensive income	8.1	0.2	—	8.3
Ending balance at March 31, 2014	$92.7	$(3.6)	$—	$89.1

Beginning balance at January 1, 2013	$124.0	$(39.9)	$0.1	$84.2

Other comprehensive income before reclassifications	19.7	—	—	19.7
Amounts reclassified from AOCI (a)	(6.7)	0.9	—	(5.8)
Net current period other comprehensive income	13.0	0.9	—	13.9
Ending balance at March 31, 2013	$137.0	$(39.0)	$0.1	$98.1

(a)	See separate table below for details about these reclassifications
The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the three months ended March 31, 2014 and 2013:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	March 31		Consolidated Statements of Income
	2014	2013
Unrealized gains on available for sale securities	$10.7	$6.7	Realized gain on sale of securities
	10.7	6.7	Total before tax
	—	—	Tax benefit (expense)
	10.7	6.7	Net of tax
Amortization of benefit plan items
Prior service benefits	1.4	1.4	(a)
Net actuarial loss	(1.6)	(2.3)	(a)
	(0.2)	(0.9)	Total before tax
	—	—	Tax benefit (expense)
	(0.2)	(0.9)	Net of tax
Total reclassifications for the period	$10.5	$5.8

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
8. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

($ and shares in millions, except per share amounts)	2014	2013
Numerator:
Net income for basic earnings per common share	$27.1	$19.7
Denominator:
Weighted average shares for basic net earnings per common share	40.8	40.5
Effect of dilutive share-based awards	0.5	0.2
Adjusted weighted average shares for diluted net earnings per common share	41.3	40.7

Basic net earnings per common share	$0.67	$0.49
Diluted net earnings per common share	$0.66	$0.49

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2014 and 2013.

( millions)	2014	2013
Total number of antidilutive options and awards	1.7	3.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Segment Information
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures. The specialty insurance segment provides commercial coverages, including workers’ compensation for both the legacy State Auto Group and RTW's insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2014 and 2013:

($ millions)	Three months ended March 31
	2014	2013
Revenues from external sources:
Insurance segments
Personal insurance	$114.3	$114.7
Business insurance	93.5	88.5
Specialty insurance	54.7	58.1
Total insurance segments	262.5	261.3
Investment operations segment
Net investment income	17.6	16.9
Net realized capital gains	10.7	6.7
Total investment operations segment	28.3	23.6
All other	0.5	0.4
Total revenues from external sources	291.3	285.3
Intersegment revenues:	1.3	1.3
Total revenues	292.6	286.6
Reconciling items:
Eliminate intersegment revenues	(1.3)	(1.3)
Total consolidated revenues	$291.3	$285.3
Segment income before federal income tax:
Insurance segments SAP underwriting (loss) income
Personal insurance	$5.1	$1.3
Business insurance	(8.5)	(5.3)
Specialty insurance	(0.5)	(1.7)
Total insurance segments	(3.9)	(5.7)
Investment operations segment
Net investment income	17.6	16.9
Net realized capital gains	10.7	6.7
Total investment operations segment	28.3	23.6
All other segments income	0.1	0.4
Total segment income before tax expense	24.5	18.3
Reconciling items:
GAAP expense adjustments	5.4	4.5
Interest expense on corporate debt	(1.3)	(1.7)
Corporate expenses	(0.9)	(1.1)
Total reconciling items	3.2	1.7
Total consolidated income before federal income tax expense	$27.7	$20.0

Investable assets attributable to the Company’s investment operations segment totaled $2,351.7 million and $2,331.6 million at March 31, 2014 and December 31, 2013, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2014 and December 31, 2013, and for the consolidated statements of income for the three month periods ended March 31, 2014 and 2013. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2013 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2013 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2013 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2014 is set forth in Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement since January 1, 2012:

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	—
Total STFC Pooled Companies	65.0%
State Auto Mutual Pooled Companies:
State Auto Mutual	34.0%
SA Wisconsin	—
Meridian Security	—
Meridian Citizens Mutual	0.5
Patrons Mutual	0.5
RIC	—
Plaza	—
American Compensation	—
Bloomington Compensation	—
Total State Auto Mutual Pooled Companies	35.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our net income for the three months ended March 31, 2014 and 2013 was $27.1 million and $19.7 million, respectively. The improvement for the three months ended March 31, 2014 was due to the increased level of realized gains on investments, improved underwriting results and more net investment income when compared to the same 2013 period.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2014 and 2013:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2014	2013
Total revenues	$291.3	$285.3
Net income	$27.1	$19.7
Basic earnings per share	$0.67	$0.49
Diluted earnings per share	$0.66	$0.49
Stockholders’ equity	$817.5	$767.5
Return on average equity (LTM)	8.6%	4.3%
Book value per share	$20.05	$18.96
Debt to capital ratio	11.0%	13.1%
Cat loss and ALAE ratio	2.4%	1.7%
Non-cat loss and LAE ratio	63.1%	64.5%
Loss and LAE ratio	65.5%	66.2%
Expense ratio	33.7%	34.0%
Combined ratio	99.2%	100.2%
Premium written growth	0.6%	0.2%
Investment yield	3.3%	3.1%

SAP Basis :
Cat loss and ALAE points	2.4%	1.7%
Non-cat loss and ALAE	57.3%	58.4%
ULAE	6.0%	6.4%
Loss and LAE ratio	65.7%	66.5%
Expense ratio	35.3%	35.3%
Combined ratio	101.0%	101.8%

	Twelve months ended March 31
	2014	2013
Net premiums written to surplus	1.4	1.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement
To reduce risk and volatility in our homeowners book of business, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2013 Form 10-K for a discussion of the HO QS Arrangement.
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2014 and 2013:
Reconciliation Table 1

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended March 31, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$265.4	$37.9	$303.3

Earned premiums	262.5	44.2	306.7
Losses and LAE incurred:
Cat loss and ALAE	6.3	2.4	8.7
Non-cat loss and LAE	165.5	20.5	186.0
Total Loss and LAE incurred	171.8	22.9	194.7
Acquisition and operating expenses	88.5	12.8	101.3
Net underwriting gain	$2.2	$8.5	$10.7

Cat loss and ALAE ratio	2.4%	5.4%	2.8%
Non-cat loss and LAE ratio	63.1%	46.3%	60.7%
Total Loss and LAE ratio	65.5%	51.7%	63.5%
Expense ratio	33.7%	29.0%	33.0%
Combined ratio	99.2%	80.7%	96.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended March 31, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$263.7	$37.9	$301.6

Earned premiums	261.3	45.3	306.6
Losses and LAE incurred:
Cat loss and ALAE	4.6	2.0	6.6
Non-cat loss and LAE	168.4	17.3	185.7
Total Loss and LAE incurred	173.0	19.3	192.3
Acquisition and operating expenses	88.8	13.1	101.9
Net underwriting (loss) gain	$(0.5)	$12.9	$12.4

Cat loss and ALAE ratio	1.7%	4.4%	2.2%
Non-cat loss and LAE ratio	64.5%	38.2%	60.6%
Total Loss and LAE ratio	66.2%	42.6%	62.8%
Expense ratio	34.0%	29.0%	33.2%
Combined ratio	100.2%	71.6%	96.0%

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2014 and 2013.
Reconciliation Table 3

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended March 31, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$265.4	$37.9	$303.3

Earned premiums	262.5	44.2	306.7
Losses and LAE incurred:
Cat loss and ALAE	6.3	2.4	8.7
Non-cat loss and ALAE	150.4	20.5	170.9
Total Loss and ALAE	156.7	22.9	179.6
ULAE	15.9	—	15.9
Total Loss and ALAE incurred	172.6	22.9	195.5
Underwriting expenses	93.8	11.0	104.8
Net underwriting (loss) gain	$(3.9)	$10.3	$6.4

Cat loss and ALAE ratio	2.4%	5.4%	2.8%
Non-cat loss and ALAE ratio	57.3%	46.3%	55.7%
Total loss and ALAE ratio	59.7%	51.7%	58.5%
ULAE ratio	6.0%	—	5.2%
Total loss and LAE ratio	65.7%	51.7%	63.7%
Expense ratio	35.3%	29.0%	34.6%
Combined ratio	101.0%	80.7%	98.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 4

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended March 31, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$263.7	$37.9	$301.6

Earned premiums	261.3	45.3	306.6
Losses and LAE incurred:
Cat loss and ALAE	4.6	2.0	6.6
Non-cat loss and ALAE	153.0	17.3	170.3
Total Loss and ALAE	157.6	19.3	176.9
ULAE	16.2	—	16.2
Total Loss and ALAE incurred	173.8	19.3	193.1
Underwriting expenses	93.2	11.0	104.2
Net underwriting (loss) gain	$(5.7)	$15.0	$9.3

Cat loss and ALAE ratio	1.7%	4.4%	2.2%
Non-cat loss and ALAE ratio	58.6%	38.2%	55.5%
Total loss and ALAE ratio	60.3%	42.6%	57.7%
ULAE ratio	6.2%	—	5.3%
Total loss and LAE ratio	66.5%	42.6%	63.0%
Expense ratio	35.3%	29.0%	34.5%
Combined ratio	101.8%	71.6%	97.5%

See additional pro forma reconciliation tables for the impact of the HO QS Arrangement cession on our homeowners’ line of business at Reconciliation Tables 5 and 6.
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, exclude the impact of the HO QS Arrangement cession for the three months ended March 31, 2014 and 2013. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three months ended March 31, 2014 and 2013, and (b) perform a meaningful comparison of our results of operations for the three months ended March 31, 2014 and 2013. We have also included Reconciliation Tables 1 – 6 and Tables 1 – 6 for readers to better understand the use and calculation of these non-GAAP financial measures.
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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2013 Form 10-K.
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants were recognized over the vesting period. See “Critical Accounting Policies – Pension and Postretirement Benefit Obligations section included in Item 7 of our 2013 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
The following table sets forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2014 and 2013:

($ millions)	Three months ended
	March 31, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$109.6		$94.6		$61.2		$265.4

Earned premiums	114.3		93.5		54.7		262.5
Cat loss and ALAE	0.4	0.4	5.2	5.5	0.7	1.3	6.3	2.4
Non-cat loss and ALAE	65.1	57.0	56.0	59.9	29.3	53.5	150.4	57.3
ULAE	10.1	8.9	3.8	4.1	2.0	3.6	15.9	6.0
Underwriting expenses	33.6	30.7	37.0	39.1	23.2	37.9	93.8	35.3
SAP underwriting gain (loss) and SAP combined ratio	$5.1	97.0	$(8.5)	108.6	$(0.5)	96.3	$(3.9)	101.0

($ millions)	Three months ended
	March 31, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$114.5		$91.9		$57.3		$263.7

Earned premiums	114.7		88.5		58.1		261.3
Cat loss and ALAE	0.6	0.5	4.2	4.8	(0.2)	(0.4)	4.6	1.7
Non-cat loss and ALAE	68.7	59.9	46.2	52.1	37.6	65.0	153.0	58.4
ULAE	10.2	8.9	5.2	5.9	1.3	2.0	16.7	6.4
Underwriting expenses	33.9	29.6	38.2	41.6	21.1	36.8	93.2	35.3
SAP underwriting gain (loss) and SAP combined ratio	$1.3	98.9	$(5.3)	104.4	$(1.7)	103.4	$(5.7)	101.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three months ended March 31, 2014 and 2013:
Table 1

($ millions)	Net Written Premiums
Personal insurance segment:	2014	2013	% Change
Personal auto	$89.5	$93.9	(4.7)
Homeowners	12.5	13.0	(3.8)
Other personal	7.6	7.6	—
Total personal	$109.6	$114.5	(4.3)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2014 and 2013:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal insurance segment:
Personal auto	$92.4	$(0.1)	$55.7	$55.6	(0.1)	60.3	60.2
Homeowners	14.6	0.6	7.2	7.8	4.5	49.3	53.8
Other personal	7.3	(0.1)	2.2	2.1	(1.2)	29.6	28.4
Total personal	114.3	0.4	65.1	65.5	0.4	57.0	57.4
ULAE	—	—	—	10.1	—	—	8.9
Total Loss and LAE	$114.3	$0.4	$65.1	$75.6	0.4	57.0	66.3

2013
Personal insurance segment:
Personal auto	$94.9	$0.4	$61.1	$61.5	0.4	64.4	64.8
Homeowners	12.5	0.5	5.8	6.3	3.7	46.9	50.6
Other personal	7.3	(0.3)	1.8	1.5	(3.6)	24.0	20.4
Total personal	114.7	0.6	68.7	69.3	0.5	59.9	60.4
ULAE	—	—	—	10.2	—	—	8.9
Total Loss and LAE	$114.7	$0.6	$68.7	$79.5	0.5	59.9	69.3

Personal auto net written premiums for the three months ended March 31, 2014 decreased 4.7% compared to the same 2013 period (Table 1). The decrease in premiums was primarily due to actions taken in our homeowners book of business, which have resulted in a reduction of companion auto policies. The decrease in premiums was partially offset by rate increases. We are planning the introduction of a new start-up discount program in up to 19 states by the end of 2014, which is intended to attract new personal auto business.
The personal auto SAP non-catastrophe loss ratio for the three months ended March 31, 2014 improved 4.1 points compared to the same 2013 period (Table 2). Improved personal injury protection results and the impact of prior year rate increases contributed to the improvement. In addition, our remediation efforts (pricing and agency management actions) in Arizona, Colorado, Georgia, Illinois and Michigan have begun to reverse the unfavorable loss trends in those states. Our remediation efforts in these five states will continue in 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners net written premiums for the three months ended March 31, 2014 decreased 3.8% compared to the same 2013 period (Table 1), primarily due to a decrease in our policies in force. In recent years, we have taken various actions which included rate increases and agency terminations, that have impacted our policies in force. The as reported homeowners SAP non-catastrophe loss and ALAE ratio increased 2.4 points and the pro forma homeowners SAP non-catastrophe loss and ALAE ratio increased 7.1 points when compared to the same 2013 period (Reconciliation Tables 5-6). The increase in our SAP non-catastrophe loss and ALAE ratio was caused by winter weather related losses and large fire losses during the first quarter of 2014 as compared to the same 2013 period.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2014 and 2013:
Reconciliation Table 5

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended March 31, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$12.5	$37.9	$50.4

Earned premiums	14.6	44.2	58.8
Losses and ALAE incurred:
Cat loss and ALAE	0.6	2.4	3.0
Non-cat loss and ALAE	7.2	20.5	27.7
Total Loss and ALAE incurred	$7.8	$22.9	$30.7

Cat loss and ALAE ratio	4.5%	5.4%	5.2%
Non-cat loss and ALAE ratio	49.3%	46.3%	47.1%
Total Loss and ALAE ratio	53.8%	51.7%	52.3%

Reconciliation Table 6

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended March 31, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$13.0	$37.9	$50.9

Earned premiums	12.5	45.3	57.8
Losses and ALAE incurred:
Cat loss and ALAE	0.5	2.0	2.5
Non-cat loss and ALAE	5.8	17.3	23.1
Total Loss and ALAE incurred	$6.3	$19.3	$25.6

Cat loss and ALAE ratio	3.7%	4.4%	4.3%
Non-cat loss and ALAE ratio	46.9%	38.2%	40.0%
Total Loss and ALAE ratio	50.6%	42.6%	44.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three months ended March 31, 2014 and 2013:
Table 3

($ millions)	Net Written Premiums
Business insurance segment:	2014	2013	% Change
Commercial auto	$24.4	$23.4	4.3
Commercial multi-peril	30.2	27.9	8.2
Fire & allied lines	18.4	18.5	(0.5)
Other & product liability	17.2	17.6	(2.3)
Other commercial	4.4	4.5	(2.2)
Total business	$94.6	$91.9	2.9

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2014 and 2013:
Table 4

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Business insurance segment:
Commercial auto	$24.0	$0.1	$13.1	$13.2	0.2	54.6	54.8
Commercial multi-peril	28.7	2.0	19.4	21.4	7.0	67.6	74.6
Fire & allied lines	19.4	3.1	11.9	15.0	16.0	61.4	77.4
Other & product liability	17.0	—	10.0	10.0	—	58.7	58.7
Other commercial	4.4	—	1.6	1.6	(1.0)	36.3	35.3
Total business	93.5	5.2	56.0	61.2	5.5	59.9	65.4
ULAE	—	—	—	3.8	—	—	4.1
Total Loss and LAE	$93.5	$5.2	$56.0	$65.0	5.5	59.9	69.5

2013
Business insurance segment:
Commercial auto	$22.4	$0.2	$13.3	$13.5	0.9	59.1	60.0
Commercial multi-peril	25.9	2.4	14.7	17.1	9.5	56.4	65.9
Fire & allied lines	19.1	1.6	5.7	7.3	8.3	30.0	38.3
Other & product liability	16.5	—	9.8	9.8	—	59.2	59.2
Other commercial	4.6	—	2.7	2.7	(0.2)	60.3	60.1
Total business	88.5	4.2	46.2	50.4	4.8	52.1	56.9
ULAE	—	—	—	5.2	—	—	5.9
Total Loss and LAE	$88.5	$4.2	$46.2	$55.6	4.8	52.1	62.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for the business insurance segment for the three months ended March 31, 2014 increased 2.9% compared to the same 2013 period (Table 3). The increase in premiums was primarily due to growth in our commercial auto and commercial multi-peril units as a result of writing policies with larger average premiums for new business accounts and achieving price increases in the mid-single digits.
We have developed and implemented several strategies in order to capitalize on opportunities to grow our business insurance segment. With the implementation of Business Insurance Evolution ("BIE") in 2013, our ongoing initiative to automate our small commercial accounts with premiums less than $25,000, we have been able to shift our underwriting focus from smaller to larger commercial accounts. Through our practice group initiative, we provide expertise for all lines of insurance solutions for niche or target markets, with a focus on writing premiums in excess of $25,000. For example, in 2013, we launched our food industry practice group, focused on food manufacturing and processing risks. We continue to identify industries and areas of focus where we believe we have underwriting expertise and look to expand into those markets through 2015.
BIE has proven successful as over 47% of all renewal business is processed without human intervention. Our next BIE focus is to automate new business processes, providing more consistent pricing, underwriting and greater service to our agents, while improving our efficiency.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2014 was 59.9% compared to 52.1% for the same 2013 period (Table 4). The 7.8 point increase in the SAP non-catastrophe loss and ALAE ratio was primarily driven by fire & allied lines and commercial multi-peril, respectively, compared to the same 2013 period (Table 4). The fire & allied lines' increase was driven by fire losses and the extreme cold weather in the Eastern, Midwestern and Central parts of the country during the first quarter of 2014. The commercial multi-peril increase was driven by fire losses and large weather related losses from winter storms and wind events during the first quarter of 2014 compared to the same 2013 period. The increase in fire & allied lines and commercial multi-peril were partially offset by improvements in commercial auto and other commercial, respectively, compared to the same 2013 period (Table 4). These improvements were the result of prior period rate increases and greater favorable development of prior accident year losses.
Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three months ended March 31, 2014 and 2013.
Table 5

($ millions)	Net Written Premiums
Specialty insurance segment:	2014	2013	% Change
Excess & Surplus property	$7.6	$9.4	(19.1)
Excess & Surplus casualty	11.9	10.0	19.0
Programs	20.5	19.0	7.9
Workers’ compensation	21.2	18.9	12.2
Total specialty	$61.2	$57.3	6.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following table sets forth the SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2014 and 2013:
Table 6

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Specialty insurance segment:
Excess & Surplus property	$8.1	$0.7	$0.4	$1.1	8.7	4.7	13.4
Excess & Surplus casualty	10.5	—	5.0	5.0	—	48.0	48.0
Programs	17.9	—	12.0	12.0	—	66.8	66.8
Workers’ compensation	18.2	—	11.9	11.9	—	65.3	65.3
Total specialty	54.7	0.7	29.3	30.0	1.3	53.5	54.8
ULAE	—	—	—	2.0	—	—	3.6
Total Loss and LAE	$54.7	$0.7	$29.3	$32.0	1.3	53.5	58.4

2013
Specialty insurance segment:
Excess & Surplus property	$7.8	$—	$1.4	$1.4	—	17.5	17.5
Excess & Surplus casualty	9.2	—	5.0	5.0	—	54.2	54.2
Programs	23.9	(0.2)	21.1	20.9	(0.9)	88.8	87.9
Workers’ compensation	17.2	—	10.1	10.1	—	59.0	59.0
Total specialty	58.1	(0.2)	37.6	37.4	(0.4)	65.0	64.6
ULAE	—	—	—	1.3	—	—	2.0
Total Loss and LAE	$58.1	$(0.2)	$37.6	$38.7	(0.4)	65.0	66.6

Net written premiums for the specialty insurance segment for the three months ended March 31, 2014 increased 6.8% compared to the same 2013 period (Table 5). Prior year Excess & Surplus property unit net written premiums included $2.3 million of favorable property catastrophe reinsurance premium adjustment. The increase in premiums was primarily due to (i) growth in umbrella and general liability policies in our Excess & Surplus casualty unit, (ii) rate increases in our Programs unit, and (iii) rate increases and new business growth in our workers' compensation unit.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2014 was 53.5% compared to 65.0% for the same 2013 period (Table 6). The 11.5 point improvement in the SAP non-catastrophe loss and ALAE ratio was primarily driven by (i) reduced impact versus the prior year from terminated RED programs, (ii) improvement in the loss ratio for our largest active program, and (iii) changes in our business mix.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at March 31, 2014 and December 31, 2013:

($ millions)	March 31, 2014	December 31, 2013	Change
Personal insurance segment:
Personal auto	$182.7	$188.8	$(6.1)
Homeowners	24.6	24.3	0.3
Other personal	9.1	10.6	(1.5)
Total personal	216.4	223.7	(7.3)
Business insurance segment:
Commercial auto	83.4	83.4	—
Commercial multi-peril	93.2	91.5	1.7
Fire & allied lines	26.6	22.1	4.5
Other & product liability	157.4	159.8	(2.4)
Other business	3.0	2.8	0.2
Total business	363.6	359.6	4.0
Specialty insurance segment:
Excess & Surplus property	7.0	7.4	(0.4)
Excess & Surplus casualty	58.0	61.1	(3.1)
Programs	146.0	150.7	(4.7)
Workers’ compensation	151.2	148.3	2.9
Total specialty	362.2	367.5	(5.3)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$942.2	$950.8	$(8.6)

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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2013 Form 10-K.
Acquisition and Operating Expenses
Our GAAP expense ratios were 33.7% and 34.0% for the three months ended March 31, 2014 and 2013.
Acquisition and operating expenses for the three months ended March 31, 2014 remained relatively flat compared to the same 2013 period.

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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At March 31, 2014, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2013 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2014 and December 31, 2013:

($ millions)	March 31, 2014	% of Total	December 31, 2013	% of Total
Cash and cash equivalents	$78.3	3.3	$80.3	3.4
Fixed maturities, at fair value:
Fixed maturities	1,648.8	70.1	1,630.6	69.9
Treasury inflation-protected securities	191.6	8.1	199.5	8.6
Total fixed maturities	1,840.4	78.2	1,830.1	78.5
Notes receivable from affiliate (a)	70.0	3.0	70.0	3.0
Equity securities, at fair value:
Large-cap securities	207.9	8.8	194.4	8.4
Small-cap securities	66.7	2.8	70.9	3.0
Total equity securities	274.6	11.6	265.3	11.4
Other invested assets, at fair value:
International funds	76.5	3.3	74.2	3.2
Other invested assets	6.9	0.4	6.7	0.3
Total other invested assets, at fair value	83.4	3.7	80.9	3.5
Other invested assets, at cost	5.0	0.2	5.0	0.2
Total portfolio	$2,351.7	100.0	$2,331.6	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$54.8	$55.5
Due after 1 year through 5 years	376.2	392.9
Due after 5 years through 10 years	359.7	376.4
Due after 10 years	570.7	571.0
U.S. government agencies residential mortgage-backed securities	438.5	444.6
Total	$1,799.9	$1,840.4

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.71 and 4.83 as of March 31, 2014 and December 31, 2013, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2014 and 2013:

($ millions)	Three months ended March 31
	2014	2013
Gross investment income:
Fixed maturities	$15.4	$14.8
Equity securities	1.4	1.2
Other	1.3	1.4
Total gross investment income	18.1	17.4
Less: Investment expenses	0.5	0.5
Net investment income	$17.6	$16.9

Average invested assets (at cost)	$2,130.3	$2,150.6
Annualized investment yield	3.3%	3.1%
Annualized investment yield, after tax	2.6%	2.5%
Net investment income, after tax	$13.6	$13.3
Effective tax rate	22.8%	21.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three months ended March 31, 2014 and 2013:

($ in millions)	2014		2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.1	$71.3	$0.5	$38.5
Equity securities	9.4	33.0	6.6	27.5
Other invested assets	0.1	0.1	—	—
Total realized gains	11.6	104.4	7.1	66.0
Realized losses:
Equity securities:
Sales	(0.1)	1.6	(0.1)	0.6
OTTI	(0.8)	—	(0.3)	—
Total realized losses	(0.9)	1.6	(0.4)	0.6
Net realized gain on investments	$10.7	$106.0	$6.7	$66.6

During the first three months of 2014, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2013 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2014 and 2013.
When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2013 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2014:

($ millions, except # of positions)	2014
	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(0.2)
Small-cap securities	10	(0.6)
Total other-than-temporary impairments	11	$(0.8)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2014, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2014:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$314.3	$15.8	37	$(5.0)	24	$325.1
Obligations of states and political subdivisions	691.4	24.8	194	(8.2)	81	708.0
Corporate securities	355.7	11.9	66	(4.9)	27	362.7
U.S. government agencies residential mortgage-backed securities	438.5	10.2	73	(4.1)	45	444.6
Total fixed maturities	1,799.9	62.7	370	(22.2)	177	1,840.4
Equity securities:
Large-cap securities	163.0	44.9	37	—	—	207.9
Small-cap securities	47.4	19.3	77	—	—	66.7
Total equity securities	210.4	64.2	114	—	—	274.6
Other invested assets	49.6	33.8	3	—	—	83.4
Total available-for-sale investments	$2,059.9	$160.7	487	$(22.2)	177	$2,198.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at March 31, 2014 and December 31, 2013, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2014:

($ millions)	March 31, 2014	December 31, 2013	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$40.5	$26.1	$14.4
Equity securities	64.2	68.7	(4.5)
Other invested assets	33.8	31.4	2.4
Unrealized gains	138.5	126.2	12.3
Net deferred federal income tax liability (less valuation allowance)	(45.8)	(41.6)	(4.2)
Unrealized gains, net of tax	$92.7	$84.6	$8.1

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2014 and December 31, 2013.
As of March 31, 2014, Level 3 assets as a percentage of total assets were 0.4% which we have determined to be insignificant.
Other Items
Income Taxes
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2014 and 2013, respectively.

($ millions)	2014	2013
Income before federal income taxes	$27.7	$20.0

Current tax expense	0.6	0.3
Deferred tax expense	7.2	4.6
	7.8	4.9
Valuation allowance	(7.2)	(4.6)
Total federal income tax expense	0.6	0.3
Net income	$27.1	$19.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three month periods ended March 31, 2014 and 2013, we recorded current tax expense of $0.6 million and $0.3 million, respectively, related to the Alternative Minimum Tax ("AMT"). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. While we currently have both regular tax and AMT tax net operating loss ("NOL") carryforwards, the Internal Revenue Code only permits a 90% offset of the AMT obligation; compared to a 100% offset of the regular tax obligation. The disallowed utilization of the 10% portion of the AMT NOL represents our current tax expense. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the three month periods ended March 31, 2014 and 2013.
In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2014 and 2013 is as follows:

($ millions)	2014	2013
Continuing operations	$(7.2)	$(4.6)
Other comprehensive income	(0.2)	(5.1)
Change in valuation allowance	$(7.4)	$(9.7)

See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

LIQUIDITY AND CAPITAL RESOURCES

General
Liquidity refers to our ability to generate adequate amounts of cash to meet our short- and long-term needs. Our primary sources of cash are premiums, investment income, investment sales and the maturity of fixed income security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows may vary due to uncertainties regarding settlement of large losses or catastrophic events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short-term and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, the STFC Pooled Companies do not have the daily liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. Under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. We believe this provides State Auto Mutual with sufficient liquidity to pay losses and expenses of our insurance operations on a timely basis. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written net of losses paid during the quarter, retaining all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool participant on the basis of its pooling percentage. As a result, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2014.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2014 and December 31, 2013, we had $78.3 million and $80.3 million, respectively, in cash and cash equivalents, and $2,198.4 million and $2,176.3 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.7 million of securities on deposit with insurance regulators as required by law at March 31, 2014 and December 31, 2013, respectively; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $2.3 million for the first quarter of 2014 compared to net cash provided by operating activities of $8.0 million for the first quarter of 2013. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Net cash used in investing activities was $0.6 million for the first quarter of 2014 compared to net cash provided by investing activities of $1.3 million for the first quarter of 2013. The change can generally be attributed to an increase in purchases of fixed income and equity securities in the first quarter of 2014 when compared to the first quarter of 2013.
Net cash used in financing activities was $3.7 million and $4.0 million for the first quarter of 2014 and 2013, respectively. The decrease was due to an increase in proceeds from the issuance of common stock in the first quarter of 2014 compared to the same 2013 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of March 31, 2014, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
FHLB Loan
State Auto P&C has outstanding an $85.0 million loan ("FHLB loan") from the Federal Home Loan Bank of Cincinnati. The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2014 and 2013 were 4.44% and 4.49%, respectively.
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
For a discussion of our reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2013 Form 10-K. There have been no material changes in these other reinsurance arrangements since December 31, 2013.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Regulatory Considerations
At March 31, 2014, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
None.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Investment Operations Segment – Market Risk” in Item 7 of the 2013 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2013 Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The following describes a pending legal proceeding in which we are a party:
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K under Part I, Item 1A – Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 6, 2014, between State Auto Financial Corporation and Robert P. Restrepo, Jr.

10.02	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 6, 2014, between State Auto Financial Corporation and Steven E. English

10.03	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 6, 2014, between State Auto Financial Corporation and Clyde H. Fitch

10.04	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 6, 2014, between State Auto Financial Corporation and Jessica E. Buss

10.05	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 6, 2014, between State Auto Financial Corporation and James A. Yano

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

State Auto Financial Corporation

Date: May 1, 2014	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)