Form 10-Q
period 2014-06-30
State Auto Financial CORP
filed 2014-08-05
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No   ☒
On July 25, 2014, the Registrant had 40,943,214 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2014

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,789.2 and $1,804.0, respectively)	$1,849.3	$1,830.1
Equity securities, available-for-sale, at fair value (cost $230.0 and $196.6, respectively)	300.4	265.3
Other invested assets, available-for-sale, at fair value (cost $49.7 and $49.5, respectively)	87.3	80.9
Other invested assets	5.3	5.0
Notes receivable from affiliate	70.0	70.0
Total investments	2,312.3	2,251.3
Cash and cash equivalents	71.5	80.3
Accrued investment income and other assets	33.4	33.6
Deferred policy acquisition costs	107.0	96.8
Reinsurance recoverable on losses and loss expenses payable	8.6	9.1
Prepaid reinsurance premiums	5.4	4.7
Due from affiliate	27.0	—
Current federal income taxes	0.5	0.3
Net deferred federal income taxes	4.2	11.9
Property and equipment, at cost	8.2	8.4
Total assets	$2,578.1	$2,496.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $437.8 and $438.0, respectively)	$962.8	$959.9
Unearned premiums (affiliates $103.1 and $78.4, respectively)	521.5	491.0
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits	69.5	71.6
Due to affiliate	—	1.3
Other liabilities	79.8	86.8
Total liabilities	1,734.4	1,711.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.7 and 47.5 shares issued, respectively, at stated value of $2.50 per share	119.2	118.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.0)	(115.9)
Additional paid-in capital	140.5	137.5
Accumulated other comprehensive income	114.4	80.8
Retained earnings	585.6	563.8
Total stockholders’ equity	843.7	785.0
Total liabilities and stockholders’ equity	$2,578.1	$2,496.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2014	2013
Earned premiums (ceded to affiliates $216.8 and $213.1, respectively)	$268.3	$263.5
Net investment income (affiliate $1.2 and $1.2, respectively)	20.5	19.7
Net realized gains on investments:
Total other-than-temporary impairment losses	(0.3)	(2.0)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	5.6	3.5
Total net realized gains on investments	5.3	1.5
Other income from affiliates	0.3	0.6
Total revenues	294.4	285.3

Losses and loss expenses (ceded to affiliates $143.5 and $164.4, respectively)	190.4	186.1
Acquisition and operating expenses	97.3	87.0
Interest expense (affiliates $0.1 and $0.2, respectively)	1.3	3.8
Other expenses	2.3	2.1
Total expenses	291.3	279.0
Income before federal income taxes	3.1	6.3
Federal income tax expense	0.1	0.1
Net income	$3.0	$6.2
Earnings per common share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2014	2013
Earned premiums (ceded to affiliates $432.2 and $423.8, respectively)	$530.8	$524.8
Net investment income (affiliate $2.4 and $2.4, respectively)	38.1	36.6
Net realized gains on investments:
Total other-than-temporary impairment losses	(1.2)	(2.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	17.2	10.5
Total net realized gains on investments	16.0	8.2
Other income from affiliates	0.8	1.0
Total revenues	585.7	570.6

Losses and loss expenses (ceded to affiliates $285.7 and $296.2, respectively)	362.2	359.1
Acquisition and operating expenses	185.8	175.8
Interest expense (affiliates $0.3 and $0.4, respectively)	2.6	5.5
Other expenses	4.3	3.9
Total expenses	554.9	544.3
Income before federal income taxes	30.8	26.3
Federal income tax expense	0.7	0.4
Net income	$30.1	$25.9
Earnings per common share:
Basic	$0.74	$0.64
Diluted	$0.73	$0.64
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2014	2013
Net income	$3.0	$6.2
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period ended	34.9	(67.1)
Reclassification adjustments for gains realized in net income	(5.3)	(1.5)
Income tax (expense) benefit	(3.5)	7.3
Total net unrealized holding gains (losses) on investments	26.1	(61.3)
Amortization of gain on derivative used in cash flow hedge	—	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(1.6)	—
Reclassification adjustments for amortization to statements of income:
Prior service benefits	(1.4)	(1.4)
Net actuarial loss	2.2	2.3
Total net unrecognized benefit plan obligations	(0.8)	0.9
Other comprehensive income (loss), net of tax	25.3	(60.5)
Comprehensive income (loss), net of tax	$28.3	$(54.3)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2014	2013
Net income	$30.1	$25.9
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the period ended	57.9	(47.7)
Reclassification adjustments for gains realized in net income	(16.0)	(8.2)
Income tax (expense) benefit	(7.7)	7.6
Total net unrealized holding gains (losses) on investments	34.2	(48.3)
Amortization of gain on derivative used in cash flow hedge	—	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(1.6)	—
Reclassification adjustments for amortization to statements of income:
Prior service benefits	(2.8)	(2.8)
Net actuarial loss	3.8	4.6
Total net unrecognized benefit plan obligations	(0.6)	1.8
Other comprehensive income (loss), net of tax	33.6	(46.6)
Comprehensive income (loss), net of tax	$63.7	$(20.7)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2014	2013
Cash flows from operating activities:
Net income	$30.1	$25.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4.4	6.4
Share-based compensation	2.4	2.5
Net realized gains on investments	(16.0)	(8.2)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(10.2)	(8.7)
Accrued investment income and other assets	0.4	(2.0)
Postretirement and pension benefits	(2.7)	(3.3)
Other liabilities and due to/from affiliates, net	(36.6)	(39.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.2)	(0.2)
Losses and loss expenses payable	2.9	13.5
Unearned premiums	30.5	25.7
Federal income taxes	(0.2)	(0.2)
Net cash provided by operating activities	4.8	11.6
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(226.7)	(144.2)
Purchases of equity securities, available-for-sale	(84.9)	(39.5)
Purchases of other invested assets	(0.9)	(0.5)
Maturities, calls and pay downs of fixed maturities, available-for-sale	138.3	86.7
Sales of fixed maturities, available-for-sale	101.8	58.2
Sales of equity securities, available-for-sale	64.8	43.2
Sales of other invested assets	0.3	0.4
Net additions of property and equipment	—	0.2
Net cash (used in) provided by investing activities	(7.3)	4.5
Cash flows from financing activities:
Proceeds from issuance of common stock	2.1	1.6
Payments to acquire treasury stock	(0.1)	(0.1)
Payment of dividends	(8.3)	(8.1)
Net cash used in financing activities	(6.3)	(6.6)
Net (decrease) increase in cash and cash equivalents	(8.8)	9.5
Cash and cash equivalents at beginning of period	80.3	59.0
Cash and cash equivalents at end of period	$71.5	$68.5
Supplemental disclosures:
Interest paid (affiliates $0.3 and $0.3, respectively)	$2.6	$3.5
Federal income taxes paid	$1.0	$0.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2014 and December 31, 2013:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$297.9	$19.5	$(3.2)	$314.2
Obligations of states and political subdivisions	708.7	26.0	(3.1)	731.6
Corporate securities	318.7	12.8	(3.2)	328.3
U.S. government agencies residential mortgage-backed securities	463.9	13.9	(2.6)	475.2
Total fixed maturities	1,789.2	72.2	(12.1)	1,849.3
Equity securities:
Large-cap securities	182.4	53.0	—	235.4
Small-cap securities	47.6	17.4	—	65.0
Total equity securities	230.0	70.4	—	300.4
Other invested assets	49.7	37.6	—	87.3
Total available-for-sale securities	$2,068.9	$180.2	$(12.1)	$2,237.0

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	$(6.5)	$352.4
Obligations of states and political subdivisions	765.3	25.8	(16.9)	774.2
Corporate securities	345.0	11.4	(6.7)	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	(4.1)	353.8
Total fixed maturities	1,804.0	60.3	(34.2)	1,830.1
Equity securities:
Large-cap securities	148.2	46.5	(0.3)	194.4
Small-cap securities	48.4	22.5	—	70.9
Total equity securities	196.6	69.0	(0.3)	265.3
Other invested assets	49.5	31.4	—	80.9
Total available-for-sale securities	$2,050.1	$160.7	$(34.5)	$2,176.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.8)	4	$45.1	$(2.4)	16	$65.0	$(3.2)	20
Obligations of states and political subdivisions	33.0	(0.2)	12	158.4	(2.9)	53	191.4	(3.1)	65
Corporate securities	5.0	(0.1)	1	70.6	(3.1)	14	75.6	(3.2)	15
U.S. government agencies residential mortgage-backed securities	65.6	(0.7)	13	41.0	(1.9)	14	106.6	(2.6)	27
Total fixed maturities	123.5	(1.8)	30	315.1	(10.3)	97	438.6	(12.1)	127
Total temporarily impaired securities	$123.5	$(1.8)	30	$315.1	$(10.3)	97	$438.6	$(12.1)	127

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$109.6	$(6.5)	29	$—	$—	—	$109.6	$(6.5)	29
Obligations of states and political subdivisions	206.4	(14.7)	76	25.6	(2.2)	7	232.0	(16.9)	83
Corporate securities	105.6	(3.2)	22	40.9	(3.5)	8	146.5	(6.7)	30
U.S. government agencies residential mortgage-backed securities	103.6	(3.3)	25	19.3	(0.8)	10	122.9	(4.1)	35
Total fixed maturities	525.2	(27.7)	152	85.8	(6.5)	25	611.0	(34.2)	177
Large-cap equity securities	5.3	(0.3)	2	—	—	—	5.3	(0.3)	2
Total temporarily impaired securities	$530.5	$(28.0)	154	$85.8	$(6.5)	25	$616.3	$(34.5)	179

The Company reviewed its investments at June 30, 2014, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
($ millions)	2014	2013	2014	2013
Equity securities:
Large-cap securities	$—	$(1.3)	$(0.3)	$(1.3)
Small-cap securities	(0.3)	(0.7)	(0.9)	(1.0)
Total other-than-temporary impairments	$(0.3)	$(2.0)	$(1.2)	$(2.3)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$39.5	$40.0
Due after 1 year through 5 years	355.2	372.9
Due after 5 years through 10 years	326.5	345.0
Due after 10 years	604.1	616.2
U.S. government agencies residential mortgage-backed securities	463.9	475.2
Total	$1,789.2	$1,849.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2014, State Auto P&C had fixed maturity securities, with a carrying value of $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are are included in the "U.S. government agencies residential mortgage-backed securities" classification of the Company's fixed maturity securities portfolio.
Fixed maturities with fair values of $8.8 million and $8.7 million, respectively, were on deposit with insurance regulators as required by law at June 30, 2014 and December 31, 2013. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
($ millions)	2014	2013	2014	2013
Fixed maturities	$17.9	$17.2	$33.3	$32.0
Equity securities	1.7	1.6	3.1	2.8
Cash and cash equivalents, and other	1.4	1.4	2.7	2.8
Investment income	21.0	20.2	39.1	37.6
Investment expenses	0.5	0.5	1.0	1.0
Net investment income	$20.5	$19.7	$38.1	$36.6

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
($ millions)	2014	2013	2014	2013
Realized gains:
Fixed maturities	$0.4	$0.7	$2.5	$1.2
Equity securities	5.2	3.4	14.7	10.0
Other invested assets	—	—	0.1	—
Total realized gains	5.6	4.1	17.3	11.2
Realized losses:
Equity securities:
Sales	—	(0.6)	(0.1)	(0.7)
OTTI	(0.3)	(2.0)	(1.2)	(2.3)
Total realized losses	(0.3)	(2.6)	(1.3)	(3.0)
Net realized gains on investments	$5.3	$1.5	$16.0	$8.2
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$19.6	$(69.3)	$34.0	$(78.5)
Equity securities	6.2	(0.3)	1.7	18.0
Other invested assets	3.8	1.0	6.2	4.6
Deferred federal income tax liability	(10.3)	24.0	(14.6)	19.6
Valuation allowance	6.8	(16.7)	6.9	(12.0)
Change in net unrealized holding gains (losses), net of tax	$26.1	$(61.3)	$34.2	$(48.3)

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at June 30, 2014 and December 31, 2013 of $49.3 million and $41.6 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2014 and December 31, 2013, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2014 and 2013.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $80.1 million and $74.2 million at June 30, 2014 and December 31, 2013, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2014 and December 31, 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$314.2	$—	$314.2	$—
Obligations of states and political subdivisions	731.6	—	731.6	—
Corporate securities	328.3	—	319.1	9.2
U.S. government agencies residential mortgage-backed securities	475.2	—	475.2	—
Total fixed maturities	1,849.3	—	1,840.1	9.2
Equity securities:
Large-cap securities	235.4	235.4	—	—
Small-cap securities	65.0	65.0	—	—
Total equity securities	300.4	300.4	—	—
Other invested assets	87.3	7.2	80.1	—
Total available-for-sale investments	$2,237.0	$307.6	$1,920.2	$9.2

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.4	$—	$352.4	$—
Obligations of states and political subdivisions	774.2	—	774.2	—
Corporate securities	349.7	—	340.8	8.9
U.S. government agencies residential mortgage-backed securities	353.8	—	353.8	—
Total fixed maturities	1,830.1	—	1,821.2	8.9
Equity securities:
Large-cap securities	194.4	194.4	—	—
Small-cap securities	70.9	70.9	—	—
Total equity securities	265.3	265.3	—	—
Other invested assets	80.9	6.7	74.2	—
Total available-for-sale investments	$2,176.3	$272.0	$1,895.4	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2014 and the year ended December 31, 2013, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains (losses) – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.1
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2014	$9.1
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2014	$9.2

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized (losses) gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2013	$8.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2014 was $4.8 million and the fair value of the Trust Securities was $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Receivable from Affiliate
In May 2009, the Company entered into two separate credit agreements with State Automobile Mutual Insurance Company (“State Auto Mutual") pursuant to which it loaned State Auto Mutual a total of $70.0 million. The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Consequently this has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	June 30, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.9	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	June 30, 2014			December 31, 2013
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$86.6	5.03%	$85.3	$85.7	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.43%	15.5	15.5	4.44%
Total notes payable	$100.8	$102.1		$100.8	$101.2

4. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual which includes Meridian Citizens Mutual Insurance Company (merged with State Auto Mutual at the close of business on July 2, 2014), and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company, (collectively referred to as the “Mutual Pooled Companies”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2014 and 2013:

		Three months ended June 30		Six months ended June 30
	($ millions)	2014	2013	2014	2013
	Premiums earned:
	Assumed from external insurers and reinsurers	$1.1	$1.1	$2.1	$1.5
	Assumed under Pooling Arrangement	268.3	263.5	530.8	524.8
	Ceded to external insurers and reinsurers	(6.0)	(6.7)	(12.0)	(12.2)
	Ceded under Pooling Arrangement	(216.8)	(213.1)	(432.2)	(423.8)
	Net assumed premiums earned	$46.6	$44.8	$88.7	$90.3
	Losses and loss expenses incurred:
	Assumed from external insurers and reinsurers	$0.8	$0.6	$1.5	$0.4
	Assumed under Pooling Arrangement (a)	190.4	186.1	362.2	359.1
	Ceded to external insurers and reinsurers	(1.2)	(3.1)	(3.7)	(4.1)
	Ceded under Pooling Arrangement (a)	(143.5)	(164.4)	(285.7)	(296.2)
	Net assumed losses and loss expenses incurred	$46.5	$19.2	$74.3	$59.2

(a)
Includes adjustments for accounting differences between SAP and GAAP of $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30				Six months ended June 30
($ millions)	2014		2013		2014		2013
Amount at statutory rate	$1.1	35%	$2.2	35%	$10.8	35%	$9.2	35%
Tax-exempt interest and dividends received deduction	(2.1)	(68)	(2.4)	(38)	(4.2)	(14)	(4.7)	(18)
Other, net	0.7	24	0.1	1	0.9	3	0.3	1
Valuation allowance	0.4	12	0.2	3	(6.8)	(22)	(4.4)	(17)
Federal income tax expense and effective rate	$0.1	3%	$0.1	1%	$0.7	2%	$0.4	1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2014 and December 31, 2013:

($ millions)	June 30, 2014	December 31, 2013
Deferred tax assets:
Unearned premiums not currently deductible	$35.9	$33.8
Losses and loss expenses payable discounting	21.7	21.6
Postretirement and pension benefits	24.3	24.9
Realized loss on other-than-temporary impairment	7.9	7.5
Other liabilities	18.4	17.3
Net operating loss carryforward	50.4	56.5
Tax credit carryforward	2.4	1.7
Other	8.5	9.2
Total deferred tax assets	169.5	172.5
Deferred tax liabilities:
Deferral of policy acquisition costs	37.5	33.9
Net unrealized holding gains on investments	58.8	44.1
Total deferred tax liabilities	96.3	78.0
Total net deferred tax assets before valuation allowance	73.2	94.5
Less valuation allowance	69.0	82.6
Net deferred federal income taxes	$4.2	$11.9

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2014 and December 31, 2013, the Company recorded a valuation allowance of $69.0 million and $82.6 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents deferred tax benefits on gross unrealized fixed maturity losses where management determined these benefits to be realizable due to management’s assertion it has both the ability and intent to hold these securities through recovery or maturity.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
($ millions)	2014	2013	2014	2013
Continuing operations	$0.4	$0.2	$(6.8)	$(4.4)
Other comprehensive income	(6.6)	16.5	(6.8)	11.4
Change in valuation allowance	$(6.2)	$16.7	$(13.6)	$7.0

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence, the Company will maintain a valuation allowance against its net deferred tax assets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2014 and 2013:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.3	$1.5	$—	$—	$2.6	$3.0	$—	$0.1
Interest cost	2.8	2.4	0.2	0.3	5.6	4.8	0.5	0.6
Expected return on plan assets	(3.1)	(3.0)	—	—	(6.3)	(6.0)	—	—
Amortization of:
Prior service benefits	—	—	(1.4)	(1.4)	—	—	(2.8)	(2.8)
Net actuarial loss	2.1	2.0	0.1	0.3	3.5	4.0	0.3	0.6
Net periodic cost (benefit)	$3.1	$2.9	$(1.1)	$(0.8)	$5.4	$5.8	$(2.0)	$(1.5)

The Company contributed $6.5 million for the six months ended June 30, 2014 and expects to contribute an additional $6.5 million to the pension plan during 2014.
7. Reorganization of Information Technology Department
In May 2014, the Company initiated a plan to reorganize its information technology ("IT") department in support of its long-term IT strategy. This strategic initiative is designed to advance the Company’s application maintenance and support capabilities while delivering an improved customer experience. This reorganization is expected to be completed during the second half of 2014. The Company recognized severance expenses expected to be incurred in connection with this reorganization of $4.4 million for the three and six months ended June 30, 2014. These expenses are included within acquisition and operating expenses on the condensed consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and six months ended June 30, 2014 and 2013:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Gains and Losses on Cash Flow Hedges	Total
Beginning balance at April 1, 2014	$92.7	$(3.6)	$—	$89.1

Other comprehensive income before reclassifications	31.4	(1.6)	—	29.8
Amounts reclassified from AOCI (a)	(5.3)	0.8	—	(4.5)
Net current period other comprehensive income (loss)	26.1	(0.8)	—	25.3
Ending balance at June 30, 2014	$118.8	$(4.4)	$—	$114.4

Beginning balance at April 1, 2013	$137.0	$(39.0)	$0.1	$98.1

Other comprehensive income before reclassifications	(59.8)	—	—	(59.8)
Amounts reclassified from AOCI (a)	(1.5)	0.9	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(61.3)	0.9	(0.1)	(60.5)
Ending balance at June 30, 2013	$75.7	$(38.1)	$—	$37.6

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Gains and Losses on Cash Flow Hedges	Total
Beginning balance at January 1, 2014	$84.6	$(3.8)	$—	$80.8

Other comprehensive income before reclassifications	50.2	(1.6)	—	48.6
Amounts reclassified from AOCI (a)	(16.0)	1.0	—	(15.0)
Net current period other comprehensive income (loss)	34.2	(0.6)	—	33.6
Ending balance at June 30, 2014	$118.8	$(4.4)	$—	$114.4

Beginning balance at January 1, 2013	$124.0	$(39.9)	$0.1	$84.2

Other comprehensive income before reclassifications	(40.1)	—	—	(40.1)
Amounts reclassified from AOCI (a)	(8.2)	1.8	(0.1)	(6.5)
Net current period other comprehensive (loss) income	(48.3)	1.8	(0.1)	(46.6)
Ending balance at June 30, 2013	$75.7	$(38.1)	$—	$37.6

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the three and six months ended June 30, 2014 and 2013:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2014	2013
Unrealized gains on available for sale securities	$5.3	$1.5	Realized gain on sale of securities
	5.3	1.5	Total before tax
	—	—	Tax benefit (expense)
	5.3	1.5	Net of tax
Amortization of gain on derivative used in cash flow hedge	—	0.1	Realized gain on sale of securities
	—	0.1	Total before tax
	—	—	Tax benefit (expense)
	—	0.1	Net of tax
Amortization of benefit plan items
Prior service benefits	1.4	1.4	(a)
Net actuarial loss	(2.2)	(2.3)	(a)
	(0.8)	(0.9)	Total before tax
	—	—	Tax benefit (expense)
	(0.8)	(0.9)	Net of tax
Total reclassifications for the period	$4.5	$0.7

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2014	2013
Unrealized gains on available for sale securities	$16.0	$8.2	Realized gain on sale of securities
	16.0	8.2	Total before tax
	—	—	Tax benefit (expense)
	16.0	8.2	Net of tax
Amortization of gain on derivative used in cash flow hedge	—	0.1	Realized gain on sale of securities
	—	0.1	Total before tax
	—	—	Tax benefit (expense)
	—	0.1	Net of tax
Amortization of benefit plan items
Prior service benefits	2.8	2.8	(a)
Net actuarial loss	(3.8)	(4.6)	(a)
	(1.0)	(1.8)	Total before tax
	—	—	Tax benefit (expense)
	(1.0)	(1.8)	Net of tax
Total reclassifications for the period	$15.0	$6.5

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
($ and shares in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income for basic earnings per common share	$3.0	$6.2	$30.1	$25.9
Denominator:
Weighted average shares for basic net earnings per common share	40.8	40.5	40.8	40.5
Effect of dilutive share-based awards	0.4	0.3	0.4	0.2
Adjusted weighted average shares for diluted net earnings per common share	41.2	40.8	41.2	40.7

Basic net earnings per common share	$0.07	$0.15	$0.74	$0.64
Diluted net earnings per common share	$0.07	$0.15	$0.73	$0.64

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30		Six months ended June 30
( millions)	2014	2013	2014	2013
Total number of antidilutive options and awards	1.7	2.8	1.7	3.3

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013:

($ millions)	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenue from external sources:
Insurance segments
Personal insurance	$113.7	$117.2	$228.0	$231.9
Business insurance	95.9	89.6	189.4	178.1
Specialty insurance	58.7	56.7	113.4	114.8
Total insurance segments	268.3	263.5	530.8	524.8
Investment operations segment
Net investment income	20.5	19.7	38.1	36.6
Net realized capital gains	5.3	1.5	16.0	8.2
Total investment operations segment	25.8	21.2	54.1	44.8
All other	0.3	0.6	0.8	1.0
Total revenue from external sources	294.4	285.3	585.7	570.6
Intersegment revenue	1.3	1.3	2.6	2.6
Total revenue	295.7	286.6	588.3	573.2
Reconciling items:
Eliminate intersegment revenues	(1.3)	(1.3)	(2.6)	(2.6)
Total consolidated revenues	$294.4	$285.3	$585.7	$570.6
Segment income before federal income tax:
Insurance segments SAP underwriting loss
Personal insurance	$(10.7)	$(6.8)	$(4.6)	$(5.5)
Business insurance	(5.9)	(4.5)	(15.3)	(9.8)
Specialty insurance	(12.1)	(6.0)	(12.7)	(7.7)
Total insurance segments	(28.7)	(17.3)	(32.6)	(23.0)
Investment operations segment
Net investment income	20.5	19.7	38.1	36.6
Net realized capital gains	5.3	1.5	16.0	8.2
Total investment operations segment	25.8	21.2	54.1	44.8
All other segments income	(0.1)	0.5	—	0.8
Total segment (loss) income before tax expense	(3.0)	4.4	21.5	22.6
Reconciling items:
GAAP expense adjustments	8.9	7.2	14.2	11.8
Interest expense on corporate debt	(1.3)	(3.8)	(2.6)	(5.5)
Corporate expenses	(1.5)	(1.5)	(2.3)	(2.6)
Total reconciling items	6.1	1.9	9.3	3.7
Total consolidated income before federal income tax expense	$3.1	$6.3	$30.8	$26.3

Investable assets attributable to the Company’s investment operations segment totaled $2,383.8 million and $2,331.6 million at June 30, 2014 and December 31, 2013, respectively.

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
The Company is involved in other lawsuits arising in the ordinary course of our business operations arising out of or otherwise related to our insurance policies. Additionally, from time to time the Company may be involved in lawsuits arising in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. The Company generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial position or cash flows.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “second quarter” as used below refers to the three months ended June 30, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2014 and December 31, 2013, and for the consolidated statements of income for the three and six month periods ended June 30, 2014 and 2013. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2013 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2013 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2014 is set forth in Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement since January 1, 2012:

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	—
Total STFC Pooled Companies	65.0%
State Auto Mutual Pooled Companies:
State Auto Mutual (1)	34.5%
SA Wisconsin	—
Meridian Security	—
Patrons Mutual	0.5
RIC	—
Plaza	—
American Compensation	—
Bloomington Compensation	—
Total State Auto Mutual Pooled Companies	35.0%

(1)
Includes the pooling participation percentage of Meridian Citizens Mutual which was merged into State Auto Mutual as of the close of business on July 2, 2014. Meridian Citizen Mutual's pooling participation percentage was 0.5% from January 1, 2011 to July 2, 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our net income for the three and six months ended June 30, 2014 was $3.0 million and $30.1 million, respectively, compared to net income of $6.2 million and $25.9 million, respectively, for the same 2013 periods. The decrease in net income for the three months ended June 30, 2014, when compared to the same 2013 period, was primarily due to an increase in non-catastrophe losses in our specialty insurance segment as a result of reserve strengthening of $11.4 million for terminated RED programs and an increase in our acquisition and operating expenses related to the reorganization of our information technology department. The decrease was partially offset by improved underwriting results in lines of business other than Programs, an increased level of net investment income, realized gains on investments and less interest expense, when compared to the same 2013 period. The increase in net income for the six months ended June 30, 2014, when compared to the same 2013 period, was primarily due to improved underwriting results in lines of business other than Programs, increased levels of net investment income, realized gains on investments and less interest expense, offset by RED reserve strengthening within the Programs line and severance expenses reflected in the current quarter results.
In May 2014, we initiated a plan to reorganize our information technology ("IT") department in support of our long-term IT strategy. This strategic initiative is designed to advance our application maintenance and support capabilities while delivering an improved customer experience. This reorganization is expected to be completed during the second half of 2014. We recognized severance expenses expected to be incurred in connection with this reorganization of $4.4 million for the three and six months ended June 30, 2014. These expenses are included within acquisition and operating expenses on the consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2014 and 2013:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2014	2013	2014	2013
Total revenues	$294.4	$285.3	$585.7	$570.6
Net income	$3.0	$6.2	$30.1	$25.9
Basic earnings per share	$0.07	$0.15	$0.74	$0.64
Diluted earnings per share	$0.07	$0.15	$0.73	$0.64
Stockholders’ equity	$843.7	$711.3
Return on average equity (LTM)	8.4%	5.8%
Book value per share	$20.65	$17.53
Debt to capital ratio	10.7%	14.0%
Cat loss and ALAE ratio	7.9%	8.1%	5.2%	4.9%
Non-cat loss and LAE ratio	63.1%	62.5%	63.0%	63.5%
Loss and LAE ratio	71.0%	70.6%	68.2%	68.4%
Expense ratio	36.3%	33.0%	35.0%	33.5%
Combined ratio	107.3%	103.6%	103.2%	101.9%
Premium written growth	3.5%	5.8%	2.1%	3.0%
Investment yield	3.8%	3.7%	3.6%	3.4%

SAP Basis :
Cat loss and ALAE points	7.9%	8.1%	5.2%	4.9%
Non-cat loss and ALAE	56.9%	56.0%	57.0%	57.2%
ULAE	6.5%	6.8%	6.3%	6.6%
Loss and LAE ratio	71.3%	70.9%	68.5%	68.7%
Expense ratio	35.8%	33.0%	35.6%	34.1%
Combined ratio	107.1%	103.9%	104.1%	102.8%

	Twelve months ended June 30
	2014	2013
Net premiums written to surplus	1.4	1.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement
To reduce risk and volatility in our homeowners line of business, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2013 Form 10-K for a discussion of the HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of our HO QS Arrangement cession for the three and six months ended June 30, 2014 and 2013:
Reconciliation Tables 1 - 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$295.1	$48.6	$343.7

Earned premiums	268.3	44.1	312.4
Losses and LAE incurred:
Cat loss and ALAE	21.2	15.6	36.8
Non-cat loss and LAE	169.2	18.3	187.5
Total Loss and LAE incurred	190.4	33.9	224.3
Acquisition and operating expenses	97.3	12.8	110.1
Net underwriting loss	$(19.4)	$(2.6)	$(22.0)

Cat loss and ALAE ratio	7.9%	35.3%	11.8%
Non-cat loss and LAE ratio	63.1%	41.7%	60.0%
Total Loss and LAE ratio	71.0%	77.0%	71.8%
Expense ratio	36.3%	29.0%	35.2%
Combined ratio	107.3%	106.0%	107.0%

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$285.1	$49.4	$334.5

Earned premiums	263.5	43.5	307.0
Losses and LAE incurred:
Cat loss and ALAE	21.2	12.2	33.4
Non-cat loss and LAE	164.9	22.0	186.9
Total Loss and LAE incurred	186.1	34.2	220.3
Acquisition and operating expenses	87.0	12.6	99.6
Net underwriting loss	$(9.6)	$(3.3)	$(12.9)

Cat loss and ALAE ratio	8.1%	28.0%	10.9%
Non-cat loss and LAE ratio	62.5%	50.6%	60.9%
Total Loss and LAE ratio	70.6%	78.6%	71.8%
Expense ratio	33.0%	29.0%	32.4%
Combined ratio	103.6%	107.6%	104.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Tables 3 - 4

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Six months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$560.5	$86.5	$647.0

Earned premiums	530.8	88.3	619.1
Losses and LAE incurred:
Cat loss and ALAE	27.5	18.0	45.5
Non-cat loss and LAE	334.7	38.8	373.5
Total Loss and LAE incurred	362.2	56.8	419.0
Acquisition and operating expenses	185.8	25.6	211.4
Net underwriting (loss) gain	$(17.2)	$5.9	$(11.3)

Cat loss and ALAE ratio	5.2%	20.4%	7.3%
Non-cat loss and LAE ratio	63.0%	43.9%	60.4%
Total Loss and LAE ratio	68.2%	64.3%	67.7%
Expense ratio	35.0%	29.0%	34.1%
Combined ratio	103.2%	93.3%	101.8%

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Six months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$548.8	$87.3	$636.1

Earned premiums	524.8	88.9	613.7
Losses and LAE incurred:
Cat loss and ALAE	25.8	14.2	40.0
Non-cat loss and LAE	333.3	39.3	372.6
Total Loss and LAE incurred	359.1	53.5	412.6
Acquisition and operating expenses	175.8	25.8	201.6
Net underwriting (loss) gain	$(10.1)	$9.6	$(0.5)

Cat loss and ALAE ratio	4.9%	16.0%	6.5%
Non-cat loss and LAE ratio	63.5%	44.2%	60.7%
Total Loss and LAE ratio	68.4%	60.2%	67.2%
Expense ratio	33.5%	29.0%	32.8%
Combined ratio	101.9%	89.2%	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2014 and 2013:
Reconciliation Tables 5 - 6

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$295.1	$48.6	$343.7

Earned premiums	268.3	44.1	312.4
Losses and LAE incurred:
Cat loss and ALAE	21.2	15.6	36.8
Non-cat loss and ALAE	152.5	18.3	170.8
Total Loss and ALAE	173.7	33.9	207.6
ULAE	17.5	—	17.5
Total Loss and ALAE incurred	191.2	33.9	225.0
Underwriting expenses	105.8	14.1	119.9
Net underwriting loss	$(28.7)	$(3.9)	$(32.6)

Cat loss and ALAE ratio	7.9%	35.3%	11.8%
Non-cat loss and ALAE ratio	56.9%	41.7%	54.7%
Total loss and ALAE ratio	64.8%	77.0%	66.5%
ULAE ratio	6.5%	—	5.6%
Total loss and LAE ratio	71.3%	77.0%	72.1%
Expense ratio	35.8%	29.0%	34.9%
Combined ratio	107.1%	106.0%	107.0%

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$285.1	$49.4	$334.5

Earned premiums	263.5	43.5	307.0
Losses and LAE incurred:
Cat loss and ALAE	21.2	12.2	33.4
Non-cat loss and ALAE	147.9	22.0	169.9
Total Loss and ALAE	169.1	34.2	203.3
ULAE	17.8	—	17.8
Total Loss and ALAE incurred	186.9	34.2	221.1
Underwriting expenses	93.9	14.3	108.2
Net underwriting loss	$(17.3)	$(5.0)	$(22.3)

Cat loss and ALAE ratio	8.1%	28.0%	10.9%
Non-cat loss and ALAE ratio	56.0%	50.6%	55.4%
Total loss and ALAE ratio	64.1%	78.6%	66.3%
ULAE ratio	6.8%	—	5.8%
Total loss and LAE ratio	70.9%	78.6%	72.1%
Expense ratio	33.0%	29.0%	32.4%
Combined ratio	103.9%	107.6%	104.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 Reconciliation Tables 7 - 8

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Six months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$560.5	$86.5	$647.0

Earned premiums	530.8	88.3	619.1
Losses and LAE incurred:
Cat loss and ALAE	27.5	18.0	45.5
Non-cat loss and ALAE	302.9	38.8	341.7
Total Loss and ALAE	330.4	56.8	387.2
ULAE	33.4	—	33.4
Total Loss and ALAE incurred	363.8	56.8	420.6
Underwriting expenses	199.6	25.1	224.7
Net underwriting (loss) gain	$(32.6)	$6.4	$(26.2)

Cat loss and ALAE ratio	5.2%	20.4%	7.3%
Non-cat loss and ALAE ratio	57.0%	43.9%	55.2%
Total loss and ALAE ratio	62.2%	64.3%	62.5%
ULAE ratio	6.3%	—	5.4%
Total loss and LAE ratio	68.5%	64.3%	67.9%
Expense ratio	35.6%	29.0%	34.7%
Combined ratio	104.1%	93.3%	102.6%

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Six months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$548.8	$87.3	$636.1

Earned premiums	524.8	88.9	613.7
Losses and LAE incurred:
Cat loss and ALAE	25.8	14.2	40.0
Non-cat loss and ALAE	300.4	39.3	339.7
Total Loss and ALAE	326.2	53.5	379.7
ULAE	34.5	—	34.5
Total Loss and ALAE incurred	360.7	53.5	414.2
Underwriting expenses	187.1	25.3	212.4
Net underwriting (loss) gain	$(23.0)	$10.1	$(12.9)

Cat loss and ALAE ratio	4.9%	16.0%	6.5%
Non-cat loss and ALAE ratio	57.2%	44.2%	55.4%
Total loss and ALAE ratio	62.1%	60.2%	61.9%
ULAE ratio	6.6%	—	5.6%
Total loss and LAE ratio	68.7%	60.2%	67.5%
Expense ratio	34.1%	29.0%	33.4%
Combined ratio	102.8%	89.2%	100.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

See additional pro forma reconciliation tables for the impact of the HO QS Arrangement cession on our homeowners’ line of business at Reconciliation Tables 5 and 6.
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, exclude the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2014 and 2013. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three and six months ended June 30, 2014 and 2013, and (b) perform a meaningful comparison of our results of operations for the three and six months ended June 30, 2014 and 2013. We have also included Reconciliation Tables 1 – 12 and Tables 1 – 9 for readers to better understand the use and calculation of these non-GAAP financial measures.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three and six months ended June 30, 2014 and 2013:

($ millions)	Three months ended
	June 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$116.3		$107.0		$71.8		$295.1

Earned premiums	113.7		95.9		58.7		268.3
Cat loss and ALAE	12.0	10.5	8.2	8.6	1.0	1.8	21.2	7.9
Non-cat loss and ALAE	64.6	56.8	46.9	48.9	41.0	69.8	152.5	56.9
ULAE	11.2	9.8	4.8	4.9	1.5	2.7	17.5	6.5
Underwriting expenses	36.6	31.5	41.9	39.1	27.3	38.0	105.8	35.8
SAP underwriting loss and SAP combined ratio	$(10.7)	108.6	$(5.9)	101.5	$(12.1)	112.3	$(28.7)	107.1

($ millions)	Three months ended
	June 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$121.7		$100.1		$63.3		$285.1

Earned premiums	117.2		89.6		56.7		263.5
Cat loss and ALAE	8.6	7.4	9.5	10.5	3.1	5.5	21.2	8.1
Non-cat loss and ALAE	71.6	61.1	41.2	46.1	35.1	61.6	147.9	56.0
ULAE	11.1	9.4	4.7	5.3	2.0	3.5	17.8	6.8
Underwriting expenses	32.7	26.9	38.7	38.6	22.5	35.5	93.9	33.0
SAP underwriting loss and SAP combined ratio	$(6.8)	104.8	$(4.5)	100.5	$(6.0)	106.1	$(17.3)	103.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended
	June 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$225.9		$201.6		$133.0		$560.5

Earned premiums	228.0		189.4		113.4		530.8
Cat loss and ALAE	12.4	5.4	13.4	7.1	1.7	1.5	27.5	5.2
Non-cat loss and ALAE	129.7	56.9	102.9	54.3	70.3	62.0	302.9	57.0
ULAE	21.3	9.4	8.6	4.5	3.5	3.1	33.4	6.3
Underwriting expenses	69.2	30.6	79.8	39.6	50.6	38.0	199.6	35.6
SAP underwriting loss and SAP combined ratio	$(4.6)	102.3	$(15.3)	105.5	$(12.7)	104.6	$(32.6)	104.1

($ millions)	Six months ended
	June 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$236.2		$192.0		$120.6		$548.8

Earned premiums	231.9		178.1		114.8		524.8
Cat loss and ALAE	9.2	4.0	13.7	7.7	2.9	2.6	25.8	4.9
Non-cat loss and ALAE	140.3	60.5	87.4	49.0	72.7	63.2	300.4	57.2
ULAE	21.3	9.2	9.9	5.6	3.3	2.9	34.5	6.6
Underwriting expenses	66.6	28.2	76.9	40.0	43.6	36.2	187.1	34.1
SAP underwriting loss and SAP combined ratio	$(5.5)	101.9	$(9.8)	102.3	$(7.7)	104.9	$(23.0)	102.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and six months ended June 30, 2014 and 2013:
Table 1

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Personal insurance segment:	2014	2013	% Change	2014	2013	% Change
Personal auto	$92.0	$97.4	(5.5)	$181.5	$191.3	(5.1)
Homeowners	16.3	16.4	(0.6)	28.8	29.4	(2.0)
Other personal	8.0	7.9	1.3	15.6	15.5	0.6
Total personal	$116.3	$121.7	(4.4)	$225.9	$236.2	(4.4)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2014 and 2013:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal insurance segment:
Personal auto	$91.4	$5.3	$56.4	$61.7	5.9	61.5	67.4
Homeowners	14.8	4.8	4.2	9.0	31.8	28.8	60.6
Other personal	7.5	1.9	4.0	5.9	25.5	53.9	79.4
Total personal	113.7	12.0	64.6	76.6	10.5	56.8	67.3
ULAE	—	—	—	11.2	—	—	9.8
Total Loss and LAE	$113.7	$12.0	$64.6	$87.8	10.5	56.8	77.1

2013
Personal insurance segment:
Personal auto	$95.3	$3.2	$61.5	$64.7	3.4	64.5	67.9
Homeowners	14.5	3.9	6.3	10.2	27.2	43.6	70.8
Other personal	7.4	1.5	3.8	5.3	20.0	52.0	72.0
Total personal	117.2	8.6	71.6	80.2	7.4	61.1	68.5
ULAE	—	—	—	11.1	—	—	9.4
Total Loss and LAE	$117.2	$8.6	$71.6	$91.3	7.4	61.1	77.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal insurance segment:
Personal auto	$183.8	$5.2	$112.1	$117.3	2.9	60.9	63.8
Homeowners	29.4	5.4	11.4	16.8	18.2	39.0	57.2
Other personal	14.8	1.8	6.2	8.0	12.2	41.9	54.1
Total personal	228.0	12.4	129.7	142.1	5.4	56.9	62.3
ULAE	—	—	—	21.3	—	—	9.4
Total Loss and LAE	$228.0	$12.4	$129.7	$163.4	5.4	56.9	71.7

2013
Personal insurance segment:
Personal auto	$190.2	$3.6	$122.6	$126.2	1.9	64.4	66.3
Homeowners	27.0	4.4	12.1	16.5	16.3	45.1	61.4
Other personal	14.7	1.2	5.6	6.8	8.2	38.0	46.2
Total personal	231.9	9.2	140.3	149.5	4.0	60.5	64.5
ULAE	—	—	—	21.3	—	—	9.2
Total Loss and LAE	$231.9	$9.2	$140.3	$170.8	4.0	60.5	73.7

Personal auto net written premiums for the three and six months ended June 30, 2014 decreased 5.5% and 5.1%, respectively, compared to the same 2013 periods (Table 1). The decrease in premiums is due to continued efforts to improve personal auto profitability, as well as our homeowners' remediation efforts including, among other things, pricing and agency management actions. The actions taken as a result of the homeowners' remediation plan have lead to a reduction in companion automobile policies as a high percentage of our auto and homeowners' policies are cross-sold. In an effort to attract new personal auto business, we introduced a new "Start-up Discount", which recognizes longevity with the previous carrier, in Indiana in April 2014 and plan to introduce the Start-up Discount in 19 additional states by the end of 2014; however, there can be no assurance that this action will attract new personal auto business. The impact of fewer policies was partially offset by rate increases.
The personal segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2014 were 56.8% and 56.9% compared to 61.1% and 60.5% for the same 2013 periods (Tables 2 - 3). The three and six month 2014 improvements were primarily driven by personal auto SAP non-catastrophe loss & ALAE ratio improvements of 3.0 points and 3.5 points, respectively, compared to the same 2013 periods (Tables 2 - 3). Improved personal injury protection results and the impact of prior year rate increases contributed to the improvement. In addition, our pricing and agency management actions in Arizona, Colorado, Georgia, Illinois and Michigan have begun to reverse the unfavorable loss ratio trends in those states. Our remediation efforts in these five states will continue throughout 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2014 and 2013:
Reconciliation Table 9

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$16.3	$48.6	$64.9

Earned premiums	14.8	44.1	58.9
Losses and ALAE incurred:
Cat loss and ALAE	4.8	15.6	20.4
Non-cat loss and ALAE	4.2	18.3	22.5
Total Loss and ALAE incurred	$9.0	$33.9	$42.9

Cat loss and ALAE ratio	31.8%	35.3%	34.4%
Non-cat loss and ALAE ratio	28.8%	41.7%	38.5%
Total Loss and ALAE ratio	60.6%	77.0%	72.9%

Reconciliation Table 10

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$16.4	$49.4	$65.8

Earned premiums	14.5	43.5	58.0
Losses and ALAE incurred:
Cat loss and ALAE	3.9	12.2	16.1
Non-cat loss and ALAE	6.3	22.0	28.3
Total Loss and ALAE incurred	$10.2	$34.2	$44.4

Cat loss and ALAE ratio	27.2%	28.0%	27.8%
Non-cat loss and ALAE ratio	43.6%	50.6%	48.8%
Total Loss and ALAE ratio	70.8%	78.6%	76.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 11

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Six months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$28.8	$86.5	$115.3

Earned premiums	29.4	88.3	117.7
Losses and ALAE incurred:
Cat loss and ALAE	5.4	18.0	23.4
Non-cat loss and ALAE	11.4	38.8	50.2
Total Loss and ALAE incurred	$16.8	$56.8	$73.6

Cat loss and ALAE ratio	18.2%	20.4%	19.8%
Non-cat loss and ALAE ratio	39.0%	43.9%	42.8%
Total Loss and ALAE ratio	57.2%	64.3%	62.6%

Reconciliation Table 12

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Six months ended June 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$29.4	$87.3	$116.7

Earned premiums	27.0	88.9	115.9
Losses and ALAE incurred:
Cat loss and ALAE	4.4	14.2	18.6
Non-cat loss and ALAE	12.1	39.3	51.4
Total Loss and ALAE incurred	$16.5	$53.5	$70.0

Cat loss and ALAE ratio	16.3%	16.0%	16.0%
Non-cat loss and ALAE ratio	45.1%	44.2%	44.3%
Total Loss and ALAE ratio	61.4%	60.2%	60.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and six months ended June 30, 2014 and 2013:
Table 4

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Business insurance segment:	2014	2013	% Change	2014	2013	% Change
Commercial auto	$28.7	$27.1	5.9	$53.1	$50.5	5.1
Commercial multi-peril	31.5	28.9	9.0	61.7	56.8	8.6
Fire & allied lines	20.2	20.5	(1.5)	38.6	39.0	(1.0)
Other & product liability	21.6	18.6	16.1	38.8	36.2	7.2
Other commercial	5.0	5.0	—	9.4	9.5	(1.1)
Total business	$107.0	$100.1	6.9	$201.6	$192.0	5.0

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2014 and 2013:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Business insurance segment:
Commercial auto	$24.5	$0.4	$12.7	$13.1	1.9	51.7	53.6
Commercial multi-peril	29.4	3.4	15.6	19.0	11.3	53.4	64.7
Fire & allied lines	19.5	4.5	11.2	15.7	23.1	57.1	80.2
Other & product liability	18.1	—	6.2	6.2	—	34.2	34.2
Other commercial	4.4	(0.1)	1.2	1.1	(1.3)	26.9	25.6
Total business	95.9	8.2	46.9	55.1	8.6	48.9	57.5
ULAE	—	—	—	4.8	—	—	4.9
Total Loss and LAE	$95.9	$8.2	$46.9	$59.9	8.6	48.9	62.4

2013
Business insurance segment:
Commercial auto	$23.1	$0.5	$14.0	$14.5	2.3	60.6	62.9
Commercial multi-peril	26.8	5.5	12.4	17.9	20.2	46.8	67.0
Fire & allied lines	19.2	3.5	5.4	8.9	18.0	28.2	46.2
Other & product liability	16.0	—	7.5	7.5	—	46.7	46.7
Other commercial	4.5	—	1.9	1.9	0.7	41.0	41.7
Total business	89.6	9.5	41.2	50.7	10.5	46.1	56.6
ULAE	—	—	—	4.7	—	—	5.3
Total Loss and LAE	$89.6	$9.5	$41.2	$55.4	10.5	46.1	61.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30, 2014	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Business insurance segment:
Commercial auto	$48.5	$0.5	$25.8	$26.3	1.1	53.1	54.2
Commercial multi-peril	58.1	5.4	35.0	40.4	9.2	60.4	69.6
Fire & allied lines	38.9	7.6	23.1	30.7	19.5	59.3	78.8
Other & product liability	35.1	—	16.2	16.2	—	46.1	46.1
Other commercial	8.8	(0.1)	2.8	2.7	(1.1)	31.6	30.5
Total business	189.4	13.4	102.9	116.3	7.1	54.3	61.4
ULAE	—	—	—	8.6	—	—	4.5
Total Loss and LAE	$189.4	$13.4	$102.9	$124.9	7.1	54.3	65.9

2013
Business insurance segment:
Commercial auto	$45.5	$0.7	$27.3	$28.0	1.6	59.9	61.5
Commercial multi-peril	52.7	7.9	27.1	35.0	15.0	51.4	66.4
Fire & allied lines	38.3	5.1	11.1	16.2	13.2	29.1	42.3
Other & product liability	32.5	—	17.3	17.3	—	53.0	53.0
Other commercial	9.1	—	4.6	4.6	0.3	50.6	50.9
Total business	178.1	13.7	87.4	101.1	7.7	49.0	56.7
ULAE	—	—	—	9.9	—	—	5.6
Total Loss and LAE	$178.1	$13.7	$87.4	$111.0	7.7	49.0	62.3

Net written premiums for the business insurance segment for the three and six months ended June 30, 2014 increased 6.9% and 5.0%, respectively, compared to the same 2013 periods (Table 4). The increase in premiums was primarily due to growth in our other & product liability, commercial multi-peril and commercial auto units as a result of writing policies with larger average premiums for new business accounts and achieving price increases in the mid-single digits.
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
BIE has proven successful as approximately 52% of the renewal business is processed without human intervention. Our next BIE focus is to automate new business processes, providing more consistent pricing, underwriting and greater service to our agents, while improving our efficiency.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2014 increased 2.8 points and 5.3 points, respectively, compared to the same 2013 periods (Tables 5 - 6). The three and six month 2014 increases in the SAP non-catastrophe loss and ALAE ratios were primarily driven by fire & allied lines and commercial multi-peril, respectively, compared to the same 2013 periods (Tables 5 - 6). The three and six month 2014 fire & allied lines and commercial multi-peril increases were driven by large fire losses, as well as the extreme cold weather during the first quarter of 2014. In addition, the six month 2014 commercial multi-peril SAP non-catastrophe loss and ALAE ratio increase was driven by wind events that occurred during the first quarter of 2014. The three and six month 2014 SAP non-catastrophe loss and ALAE ratio increases were partially offset by improvements in other & product liability and commercial auto, respectively, compared to the same 2013 periods (Tables 5 - 6). These improvements were the result of prior period rate increases.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and six months ended June 30, 2014 and 2013.
Table 7

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Specialty insurance segment:	2014	2013	% Change	2014	2013	% Change
Excess & Surplus property	$18.2	$13.6	33.8	$25.8	$23.0	12.2
Excess & Surplus casualty	14.1	10.8	30.6	26.0	20.8	25.0
Programs	19.2	20.0	(4.0)	39.7	39.0	1.8
Workers’ compensation	20.3	18.9	7.4	41.5	37.8	9.8
Total specialty	$71.8	$63.3	13.4	$133.0	$120.6	10.3

The following table sets forth the SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non catastrophe impact shown separately for the three and six months ended June 30, 2014 and 2013:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Specialty insurance segment:
Excess & Surplus property	$10.6	$1.0	$1.3	$2.3	9.6	12.0	21.6
Excess & Surplus casualty	11.1	—	5.2	5.2	—	46.5	46.5
Programs	18.3	—	23.5	23.5	0.2	128.7	128.9
Workers’ compensation	18.7	—	11.0	11.0	—	59.1	59.1
Total specialty	58.7	1.0	41.0	42.0	1.8	69.8	71.6
ULAE	—	—	—	1.5	—	—	2.7
Total Loss and LAE	$58.7	$1.0	$41.0	$43.5	1.8	69.8	74.3

2013
Specialty insurance segment:
Excess & Surplus property	$7.4	$2.5	$1.3	$3.8	34.8	16.4	51.2
Excess & Surplus casualty	9.5	—	4.3	4.3	—	45.3	45.3
Programs	22.0	0.6	18.0	18.6	2.6	81.3	83.9
Workers’ compensation	17.8	—	11.5	11.5	—	64.5	64.5
Total specialty	56.7	3.1	35.1	38.2	5.5	61.6	67.1
ULAE	—	—	—	2.0	—	—	3.5
Total Loss and LAE	$56.7	$3.1	$35.1	$40.2	5.5	61.6	70.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30, 2014	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Specialty insurance segment:
Excess & Surplus property	$18.7	$1.7	$1.7	$3.4	9.2	8.9	18.1
Excess & Surplus casualty	21.6	—	10.2	10.2	—	47.2	47.2
Programs	36.2	—	35.5	35.5	0.1	98.0	98.1
Workers’ compensation	36.9	—	22.9	22.9	—	62.1	62.1
Total specialty	113.4	1.7	70.3	72.0	1.5	62.0	63.5
ULAE	—	—	—	3.5	—	—	3.1
Total Loss and LAE	$113.4	$1.7	$70.3	$75.5	1.5	62.0	66.6

2013
Specialty insurance segment:
Excess & Surplus property	$15.2	$2.5	$2.7	$5.2	16.9	17.0	33.9
Excess & Surplus casualty	18.7	—	9.3	9.3	—	49.7	49.7
Programs	45.9	0.4	39.1	39.5	0.8	85.2	86.0
Workers’ compensation	35.0	—	21.6	21.6	—	61.8	61.8
Total specialty	114.8	2.9	72.7	75.6	2.6	63.2	65.8
ULAE	—	—	—	3.3	—	—	2.9
Total Loss and LAE	$114.8	$2.9	$72.7	$78.9	2.6	63.2	68.7

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2014 increased 13.4% and 10.3%, respectively, compared to the same 2013 periods (Table 7). The increase in premiums was primarily due to (i) new business growth in our Excess & Surplus property unit, (ii) growth in umbrella and general liability policies in our Excess & Surplus casualty unit, and (iii) rate increases and new business growth in our workers' compensation unit.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2014 were 69.8% and 62.0%, respectively, compared to 61.6% and 63.2%, respectively, for the same 2013 periods (Tables 8 - 9). The 8.2 point increase in the SAP non-catastrophe loss and ALAE ratio for the three months ended June 30, 2014, when compared to the same 2013 period, was primarily driven by reserve strengthening of $11.4 million for terminated RED programs. The improvement in the SAP non-catastrophe loss and ALAE ratio for the six months ended June 30, 2014, when compared to the same 2013 period, was primarily due to (i) improvement in the Programs SAP non-catastrophe loss and ALAE ratio, not including the impact of RED reserve strengthening, resulting primarily from the impact of prior underwriting actions taken on the largest active program, (ii) favorable prior accident year development in our Excess & Surplus property unit, and (iii) changes in our business mix.
We have increased our involvement in managing litigated and higher severity terminated RED program claim files since third quarter 2013, and plan to take over full file management from certain third party administrators prior to year end. We plan on completing a detailed, ground up analysis of RED program claims by year end.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at June 30, 2014 and December 31, 2013:

($ millions)	June 30, 2014	December 31, 2013	Change
Personal insurance segment:
Personal auto	$182.9	$188.8	$(5.9)
Homeowners	24.3	24.3	—
Other personal	11.6	10.6	1.0
Total personal	218.8	223.7	(4.9)
Business insurance segment:
Commercial auto	81.5	83.4	(1.9)
Commercial multi-peril	96.5	91.5	5.0
Fire & allied lines	30.8	22.1	8.7
Other & product liability	156.9	159.8	(2.9)
Other business	2.8	2.8	—
Total business	368.5	359.6	8.9
Specialty insurance segment:
Excess & Surplus property	8.0	7.4	0.6
Excess & Surplus casualty	61.9	61.1	0.8
Programs	145.1	150.7	(5.6)
Workers’ compensation	151.9	148.3	3.6
Total specialty	366.9	367.5	(0.6)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$954.2	$950.8	$3.4

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
Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 36.3% and 33.0% for the three months ended June 30, 2014 and 2013, respectively, and 35.0% and 33.5% for the six months ended June 30, 2014 and 2013, respectively.
Acquisition and operating expenses for the three and six months ended June 30, 2014 increased $10.3 million and $10.0 million, respectively, when compared to the same 2013 periods, primarily due to (i) expenses recognized as a result of the reorganization of our IT department, which affected the expense ratios by 1.6 points and 0.8 points, respectively, for three and six

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

months ended June 30, 2014 (see Note 7 of our condensed consolidated financial statements included in Item 1 of this report, for additional information) and (ii) estimates of contingent commissions and incentive compensation.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At June 30, 2014, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2013 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2014 and December 31, 2013:

($ millions)	June 30, 2014	% of Total	December 31, 2013	% of Total
Cash and cash equivalents	$71.5	3.0	$80.3	3.4
Fixed maturities, at fair value:
Fixed maturities	1,648.3	69.2	1,630.6	69.9
Treasury inflation-protected securities	201.0	8.4	199.5	8.6
Total fixed maturities	1,849.3	77.6	1,830.1	78.5
Notes receivable from affiliate (a)	70.0	2.9	70.0	3.0
Equity securities, at fair value:
Large-cap securities	235.4	9.9	194.4	8.4
Small-cap securities	65.0	2.7	70.9	3.0
Total equity securities	300.4	12.6	265.3	11.4
Other invested assets, at fair value:
International funds	80.1	3.4	74.2	3.2
Other invested assets	7.2	0.3	6.7	0.3
Total other invested assets, at fair value	87.3	3.7	80.9	3.5
Other invested assets, at cost	5.3	0.2	5.0	0.2
Total portfolio	$2,383.8	100.0	$2,331.6	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$39.5	$40.0
Due after 1 year through 5 years	355.2	372.9
Due after 5 years through 10 years	326.5	345.0
Due after 10 years	604.1	616.2
U.S. government agencies residential mortgage-backed securities	463.9	475.2
Total	$1,789.2	$1,849.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.66 and 4.83 as of June 30, 2014 and December 31, 2013, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2014 and 2013:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Gross investment income:
Fixed maturities	$17.9	$17.2	$33.3	$32.0
Equity securities	1.7	1.6	3.1	2.8
Other	1.4	1.4	2.7	2.8
Total gross investment income	21.0	20.2	39.1	37.6
Less: Investment expenses	0.5	0.5	1.0	1.0
Net investment income	$20.5	$19.7	$38.1	$36.6

Average invested assets (at cost)	$2,139.2	$2,138.8	$2,134.8	$2,140.7
Annualized investment yield	3.8%	3.7%	3.6%	3.4%
Annualized investment yield, after tax	2.9%	2.8%	2.7%	2.7%
Net investment income, after tax	$15.4	$15.2	$28.9	$28.5
Effective tax rate	25.0%	23.0%	24.0%	22.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and six months ended June 30, 2014 and 2013:

($ in millions)	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.4	$30.5	$0.7	$19.7	$2.5	$101.8	$1.2	$58.2
Equity securities	5.2	29.5	3.4	12.8	14.7	62.6	10.0	40.3
Other invested assets	—	—	—	—	0.1	0.1	—	—
Total realized gains	5.6	60.0	4.1	32.5	17.3	164.5	11.2	98.5
Realized losses:
Equity securities:
Sales	—	0.7	(0.6)	3.6	(0.1)	2.3	(0.7)	4.2
OTTI	(0.3)	—	(2.0)	—	(1.2)	—	(2.3)	—
Total realized losses	(0.3)	0.7	(2.6)	3.6	(1.3)	2.3	(3.0)	4.2
Net realized gain on investments	$5.3	$60.7	$1.5	$36.1	$16.0	$166.8	$8.2	$102.7

During the first half of 2014, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2013 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2014 and 2013.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2014:

($ millions, except # of positions)	Three months ended		Six months ended
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	1	$(0.3)
Small-cap securities	7	(0.3)	17	(0.9)
Total other-than-temporary impairments	7	$(0.3)	18	$(1.2)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2014, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2014:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$297.9	$19.5	33	$(3.2)	20	$314.2
Obligations of states and political subdivisions	708.7	26.0	214	(3.1)	65	731.6
Corporate securities	318.7	12.8	69	(3.2)	15	328.3
U.S. government agencies residential mortgage-backed securities	463.9	13.9	96	(2.6)	27	475.2
Total fixed maturities	1,789.2	72.2	412	(12.1)	127	1,849.3
Equity securities:
Large-cap securities	182.4	53.0	34	—	—	235.4
Small-cap securities	47.6	17.4	78	—	—	65.0
Total equity securities	230.0	70.4	112	—	—	300.4
Other invested assets	49.7	37.6	3	—	—	87.3
Total available-for-sale investments	$2,068.9	$180.2	527	$(12.1)	127	$2,237.0

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at June 30, 2014 and December 31, 2013, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2014:

($ millions)	June 30, 2014	December 31, 2013	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$60.1	$26.1	$34.0
Equity securities	70.4	68.7	1.7
Other invested assets	37.6	31.4	6.2
Unrealized gains	168.1	126.2	41.9
Net deferred federal income tax liability (less valuation allowance)	(49.3)	(41.6)	(7.7)
Unrealized gains, net of tax	$118.8	$84.6	$34.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2014 and December 31, 2013.
As of June 30, 2014, Level 3 assets as a percentage of total assets were 0.4% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2014 and 2013, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Income before federal income taxes	$3.1	$6.3	$30.8	$26.3

Current tax expense	0.1	0.1	0.7	0.4
Deferred tax (benefit) expense	(0.4)	(0.2)	6.8	4.4
	(0.3)	(0.1)	7.5	4.8
Valuation allowance	0.4	0.2	(6.8)	(4.4)
Total federal income tax expense	0.1	0.1	0.7	0.4
Net income	$3.0	$6.2	$30.1	$25.9

For the three and six month periods ended June 30, 2014, we recorded current tax expense of $0.1 million and $0.7 million, respectively, compared to $0.1 million and $0.4 million for the same 2013 periods, related to the Alternative Minimum Tax ("AMT"). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. While we currently have both regular tax and AMT tax net operating loss ("NOL") carryforwards, the Internal Revenue Code only permits a 90% offset of the AMT obligation; compared to a 100% offset of the regular tax obligation. The disallowed utilization of the 10% portion of the AMT NOL represents our current tax expense. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the three and six month periods ended June 30, 2014 and 2013.
In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2014 and 2013 is as follows:

($ millions)	Three months ended		Six months ended
	2014	2013	2014	2013
Continuing operations	$0.4	$0.2	$(6.8)	$(4.4)
Other comprehensive income	(6.6)	16.5	(6.8)	11.4
Change in valuation allowance	$(6.2)	$16.7	$(13.6)	$7.0

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2014.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2014 and December 31, 2013, we had $71.5 million and $80.3 million, respectively, in cash and cash equivalents, and $2,237.0 million and $2,176.3 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.8 million and $8.7 million, respectively, of securities on deposit with insurance regulators as required by law at June 30, 2014 and December 31, 2013; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $4.8 million and $11.6 million for the six months ended June 30, 2014 and 2013, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Net cash used in investing activities was $7.3 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $4.5 million for the six months ended . The change can generally be attributed to the level of purchases, sales and maturities in our investment portfolio in the first six months of 2014 when compared to the same 2013 period.
Net cash used in financing activities was $6.3 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was due to an increase in option exercises in the first six months of 2014 compared to the same 2013 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of June 30, 2014, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2014 and 2013 were 4.43% and 4.47%, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Property Catastrophe
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. As of June 1, 2014, this property catastrophe reinsurance agreement was revised to increase the treaty limit. Under this agreement, the State Auto Group retains the first $55.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $285.0 million (previously $265.0 million) of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $340.0 million (previously $320.0 million) of covered losses, each occurrence. Under this agreement, our companies are responsible for losses above $340.0 million (previously $320.0 million).
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
Property Per Risk
At June 1, 2014, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for Excess & Surplus property and Programs units, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 75% of the loss in excess of $1.0 million for the Excess and Surplus property and Programs units and 100% of the loss excess of $3.0 million for other property business up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.
Casualty and Workers’ Compensation
As of July 1, 2014, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers' compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. Excess & Surplus casualty and Programs units risks are not subject to this casualty excess of loss reinsurance agreement.
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
For Excess & Surplus casualty and Programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% (previously 87.0%) of loss in excess of $1.0 million up to $10.0 million for all primary business and excess business written directly above a primary policy, at policy limits above $1.0 million. Under Section B, as respects excess policies over another carrier's primary policy, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% (previously 87.0%) of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.   Under Section C, as respects policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits ("ECO/XPL") and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 100% of ECO/XPL and LAE coverage in excess of $1.3 million up to $4 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2013 Form 10-K.
Regulatory Considerations
At June 30, 2014, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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
Additionally, we may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in our insurance policies. We believe that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on our results of operations or have a material adverse effect on its consolidated financial position or cash flows.
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

State Auto Financial Corporation

Date: August 5, 2014	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)