Form 10-Q
period 2014-09-30
State Auto Financial CORP
filed 2014-11-05
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No   ☒
On October 31, 2014, the Registrant had 40,966,888 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2014

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,815.5 and $1,804.0, respectively)	$1,867.0	$1,830.1
Equity securities, available-for-sale, at fair value (cost $231.4 and $196.6, respectively)	297.1	265.3
Other invested assets, available-for-sale, at fair value (cost $50.4 and $49.5, respectively)	83.4	80.9
Other invested assets	5.3	5.0
Notes receivable from affiliate	70.0	70.0
Total investments	2,322.8	2,251.3
Cash and cash equivalents	82.2	80.3
Accrued investment income and other assets	33.3	33.6
Deferred policy acquisition costs	109.4	96.8
Reinsurance recoverable on losses and loss expenses payable	9.1	9.1
Prepaid reinsurance premiums	6.0	4.7
Due from affiliate	11.4	—
Current federal income taxes	—	0.3
Net deferred federal income taxes	3.7	11.9
Property and equipment, at cost	8.2	8.4
Total assets	$2,586.1	$2,496.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $443.3 and $438.0, respectively)	$961.3	$959.9
Unearned premiums (affiliates $103.0 and $78.4, respectively)	528.8	491.0
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits	63.9	71.6
Due to affiliate	—	1.3
Current federal income taxes	0.7	—
Other liabilities	96.1	86.8
Total liabilities	1,751.6	1,711.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.7 and 47.5 shares issued, respectively, at stated value of $2.50 per share	119.2	118.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.0)	(115.9)
Additional paid-in capital	141.6	137.5
Accumulated other comprehensive income	96.2	80.8
Retained earnings	593.5	563.8
Total stockholders’ equity	834.5	785.0
Total liabilities and stockholders’ equity	$2,586.1	$2,496.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2014	2013
Earned premiums (ceded to affiliates $215.2 and $215.2, respectively)	$270.2	$266.0
Net investment income (affiliate $1.3 and $1.3, respectively)	18.9	18.8
Net realized gains on investments:
Total other-than-temporary impairment losses	(1.1)	(0.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	2.7	7.8
Total net realized gains on investments	1.6	7.5
Other income from affiliates	0.6	0.4
Total revenues	291.3	292.7

Losses and loss expenses (ceded to affiliates $131.6 and $137.9, respectively)	184.4	178.8
Acquisition and operating expenses	91.4	90.9
Interest expense (affiliates $0.2 and $0.1, respectively)	1.4	1.6
Other expenses	1.0	2.7
Total expenses	278.2	274.0
Income before federal income taxes	13.1	18.7
Federal income tax expense	1.2	0.2
Net income	$11.9	$18.5
Earnings per common share:
Basic	$0.29	$0.46
Diluted	$0.28	$0.45
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2014	2013
Earned premiums (ceded to affiliates $647.4 and $639.0, respectively)	$801.0	$790.8
Net investment income (affiliate $3.7 and $3.7, respectively)	57.0	55.4
Net realized gains on investments:
Total other-than-temporary impairment losses	(2.3)	(2.6)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	19.9	18.3
Total net realized gains on investments	17.6	15.7
Other income from affiliates	1.4	1.4
Total revenues	877.0	863.3

Losses and loss expenses (ceded to affiliates $417.3 and $434.0, respectively)	546.6	537.9
Acquisition and operating expenses	277.2	266.7
Interest expense (affiliates $0.5 and $0.5, respectively)	4.0	7.1
Other expenses	5.3	6.6
Total expenses	833.1	818.3
Income before federal income taxes	43.9	45.0
Federal income tax expense	1.9	0.6
Net income	$42.0	$44.4
Earnings per common share:
Basic	$1.03	$1.09
Diluted	$1.02	$1.09
Dividends paid per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2014	2013
Net income	$11.9	$18.5
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains	(16.3)	12.1
Reclassification adjustments for gains realized in net income	(1.6)	(7.5)
Income tax (expense) benefit	(0.6)	1.4
Total net unrealized holding (losses) gains on investments	(18.5)	6.0
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Prior service benefits	(1.3)	(1.3)
Net actuarial loss	1.6	2.2
Total net unrecognized benefit plan obligations	0.3	0.9
Other comprehensive (loss) income, net of tax	(18.2)	6.9
Comprehensive (loss) income, net of tax	$(6.3)	$25.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2014	2013
Net income	$42.0	$44.4
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses)	41.6	(35.6)
Reclassification adjustments for gains realized in net income	(17.6)	(15.7)
Income tax (expense) benefit	(8.3)	9.0
Total net unrealized holding gains (losses) on investments	15.7	(42.3)
Amortization of gain on derivative used in cash flow hedge	—	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(1.6)	—
Reclassification adjustments for amortization to statements of income:
Prior service benefits	(4.1)	(4.1)
Net actuarial loss	5.4	6.8
Total net unrecognized benefit plan obligations	(0.3)	2.7
Other comprehensive income (loss), net of tax	15.4	(39.7)
Comprehensive income, net of tax	$57.4	$4.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2014	2013
Cash flows from operating activities:
Net income	$42.0	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6.6	9.5
Share-based compensation	2.7	3.6
Net realized gains on investments	(17.6)	(15.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(12.6)	(6.9)
Accrued investment income and other assets	0.7	(2.7)
Postretirement and pension benefits	(8.0)	(7.4)
Other liabilities and due to/from affiliates, net	(11.1)	(18.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(1.3)	1.9
Losses and loss expenses payable	1.4	9.8
Unearned premiums	37.8	19.9
Federal income taxes	1.0	0.1
Net cash provided by operating activities	41.6	37.7
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(325.8)	(226.6)
Purchases of equity securities, available-for-sale	(95.7)	(60.5)
Purchases of other invested assets	(1.5)	(5.2)
Maturities, calls and pay downs of fixed maturities, available-for-sale	180.8	122.7
Sales of fixed maturities, available-for-sale	135.4	77.8
Sales of equity securities, available-for-sale	76.6	74.1
Sales of other invested assets	0.5	0.5
Net additions of property and equipment	—	0.2
Net cash used in investing activities	(29.7)	(17.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	2.4	2.3
Payments to acquire treasury stock	(0.1)	(0.1)
Payment of dividends	(12.3)	(12.1)
Payment of credit facility issue costs	—	(0.5)
Proceeds from long-term debt	—	85.0
Redemption of long-term debt	—	(100.0)
Net cash used in financing activities	(10.0)	(25.4)
Net increase (decrease) in cash and cash equivalents	1.9	(4.7)
Cash and cash equivalents at beginning of period	80.3	59.0
Cash and cash equivalents at end of period	$82.2	$54.3
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.5, respectively)	$3.9	$7.3
Federal income taxes paid	$1.0	$0.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2014 and December 31, 2013:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$294.9	$13.8	$(3.1)	$305.6
Obligations of states and political subdivisions	752.8	25.9	(1.3)	777.4
Corporate securities	305.3	10.7	(3.1)	312.9
U.S. government agencies residential mortgage-backed securities	462.5	11.7	(3.1)	471.1
Total fixed maturities	1,815.5	62.1	(10.6)	1,867.0
Equity securities:
Large-cap securities	183.0	52.6	—	235.6
Small-cap securities	48.4	13.1	—	61.5
Total equity securities	231.4	65.7	—	297.1
Other invested assets	50.4	33.0	—	83.4
Total available-for-sale securities	$2,097.3	$160.8	$(10.6)	$2,247.5

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	$(6.5)	$352.4
Obligations of states and political subdivisions	765.3	25.8	(16.9)	774.2
Corporate securities	345.0	11.4	(6.7)	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	(4.1)	353.8
Total fixed maturities	1,804.0	60.3	(34.2)	1,830.1
Equity securities:
Large-cap securities	148.2	46.5	(0.3)	194.4
Small-cap securities	48.4	22.5	—	70.9
Total equity securities	196.6	69.0	(0.3)	265.3
Other invested assets	49.5	31.4	—	80.9
Total available-for-sale securities	$2,050.1	$160.7	$(34.5)	$2,176.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$29.1	$(0.7)	4	$54.7	$(2.4)	18	$83.8	$(3.1)	22
Obligations of states and political subdivisions	33.5	(0.1)	6	77.1	(1.2)	25	110.6	(1.3)	31
Corporate securities	14.9	(0.2)	4	65.6	(2.9)	13	80.5	(3.1)	17
U.S. government agencies residential mortgage-backed securities	94.6	(1.1)	18	40.5	(2.0)	14	135.1	(3.1)	32
Total fixed maturities	172.1	(2.1)	32	237.9	(8.5)	70	410.0	(10.6)	102
Total temporarily impaired securities	$172.1	$(2.1)	32	$237.9	$(8.5)	70	$410.0	$(10.6)	102

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$109.6	$(6.5)	29	$—	$—	—	$109.6	$(6.5)	29
Obligations of states and political subdivisions	206.4	(14.7)	76	25.6	(2.2)	7	232.0	(16.9)	83
Corporate securities	105.6	(3.2)	22	40.9	(3.5)	8	146.5	(6.7)	30
U.S. government agencies residential mortgage-backed securities	103.6	(3.3)	25	19.3	(0.8)	10	122.9	(4.1)	35
Total fixed maturities	525.2	(27.7)	152	85.8	(6.5)	25	611.0	(34.2)	177
Large-cap equity securities	5.3	(0.3)	2	—	—	—	5.3	(0.3)	2
Total temporarily impaired securities	$530.5	$(28.0)	154	$85.8	$(6.5)	25	$616.3	$(34.5)	179

The Company reviewed its investments at September 30, 2014, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ millions)	2014	2013	2014	2013
Equity securities:
Large-cap securities	$—	$—	$(0.3)	$(1.3)
Small-cap securities	(1.1)	(0.3)	(2.0)	(1.3)
Total other-than-temporary impairments	$(1.1)	$(0.3)	$(2.3)	$(2.6)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$43.9	$44.5
Due after 1 year through 5 years	382.8	398.1
Due after 5 years through 10 years	276.6	290.2
Due after 10 years	649.7	663.1
U.S. government agencies residential mortgage-backed securities	462.5	471.1
Total	$1,815.5	$1,867.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2014, State Auto P&C had U.S. government agencies residential mortgage-backed fixed maturity securities, with a carrying value of $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $8.8 million and $8.7 million, respectively, were on deposit with insurance regulators as required by law at September 30, 2014 and December 31, 2013. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ millions)	2014	2013	2014	2013
Fixed maturities	$16.1	$16.2	$49.4	$48.2
Equity securities	1.6	1.9	4.7	4.7
Cash and cash equivalents, and other	1.7	1.3	4.4	4.1
Investment income	19.4	19.4	58.5	57.0
Investment expenses	0.5	0.6	1.5	1.6
Net investment income	$18.9	$18.8	$57.0	$55.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ millions)	2014	2013	2014	2013
Realized gains:
Fixed maturities	$0.1	$0.4	$2.6	$1.6
Equity securities	3.2	7.9	17.9	17.9
Other invested assets	—	0.1	0.1	0.1
Total realized gains	3.3	8.4	20.6	19.6
Realized losses:
Equity securities:
Sales	(0.6)	(0.3)	(0.7)	(1.0)
OTTI	(1.1)	(0.3)	(2.3)	(2.6)
Fixed maturities:
Sales	—	(0.3)	—	(0.3)
Total realized losses	(1.7)	(0.9)	(3.0)	(3.9)
Net realized gains on investments	$1.6	$7.5	$17.6	$15.7
Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(8.6)	$(7.7)	$25.4	$(86.2)
Equity securities	(4.7)	5.3	(3.0)	23.3
Other invested assets	(4.6)	7.0	1.6	11.6
Deferred federal income tax liability	6.2	(1.6)	(8.4)	18.0
Valuation allowance	(6.8)	3.0	0.1	(9.0)
Change in net unrealized holding (losses) gains, net of tax	$(18.5)	$6.0	$15.7	$(42.3)

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at September 30, 2014 and December 31, 2013 of $49.9 million and $41.6 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2014 and December 31, 2013, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2014 and 2013.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $76.2 million and $74.2 million at September 30, 2014 and December 31, 2013, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2014 and December 31, 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$305.6	$—	$305.6	$—
Obligations of states and political subdivisions	777.4	—	777.4	—
Corporate securities	312.9	—	303.6	9.3
U.S. government agencies residential mortgage-backed securities	471.1	—	471.1	—
Total fixed maturities	1,867.0	—	1,857.7	9.3
Equity securities:
Large-cap securities	235.6	235.6	—	—
Small-cap securities	61.5	61.5	—	—
Total equity securities	297.1	297.1	—	—
Other invested assets	83.4	7.2	76.2	—
Total available-for-sale investments	$2,247.5	$304.3	$1,933.9	$9.3

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.4	$—	$352.4	$—
Obligations of states and political subdivisions	774.2	—	774.2	—
Corporate securities	349.7	—	340.8	8.9
U.S. government agencies residential mortgage-backed securities	353.8	—	353.8	—
Total fixed maturities	1,830.1	—	1,821.2	8.9
Equity securities:
Large-cap securities	194.4	194.4	—	—
Small-cap securities	70.9	70.9	—	—
Total equity securities	265.3	265.3	—	—
Other invested assets	80.9	6.7	74.2	—
Total available-for-sale investments	$2,176.3	$272.0	$1,895.4	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2014 and the year ended December 31, 2013, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.1
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2014	$9.1
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2014	$9.2
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2014	$9.3

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2013	$8.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2014 was $4.8 million and the fair value of the Trust Securities was $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.6	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	September 30, 2014			December 31, 2013
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$86.4	5.03%	$85.3	$85.7	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.43%	15.5	15.5	4.44%
Total notes payable	$100.8	$101.9		$100.8	$101.2

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
In accordance with the terms of the Homeowners Quota Share Arrangement ("HO QS Arrangement"), the participating reinsurers’ margin is capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the three and nine months ended September 30, 2014, the Company recognized $2.9 million of profit commission, reflected as a reduction in acquisition and operating expenses on our consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ millions)	2014	2013	2014	2013
Premiums earned:
Assumed from external insurers and reinsurers	$1.2	$1.2	$3.3	$2.7
Assumed under Pooling Arrangement	270.2	266.0	801.0	790.8
Ceded to external insurers and reinsurers	(6.5)	(5.4)	(18.5)	(17.6)
Ceded under Pooling Arrangement	(215.2)	(215.2)	(647.4)	(639.0)
Net assumed premiums earned	$49.7	$46.6	$138.4	$136.9
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.8	$0.9	$2.3	$1.3
Assumed under Pooling Arrangement	185.2	179.5	548.9	540.1
Ceded to external insurers and reinsurers	(2.7)	(0.8)	(6.4)	(4.9)
Ceded under Pooling Arrangement	(131.6)	(137.9)	(417.3)	(434.0)
Net assumed losses and loss expenses incurred	$51.7	$41.7	$127.5	$102.5

5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30				Nine months ended September 30
($ millions)	2014		2013		2014		2013
Amount at statutory rate	$4.6	35%	$6.6	35%	$15.4	35%	$15.8	35%
Tax-exempt interest and dividends received deduction	(2.1)	(16)	(2.5)	(13)	(6.3)	(14)	(7.2)	(16)
Other, net	0.1	—	(0.3)	(1)	1.0	2	—	—
Valuation allowance	(1.4)	(10)	(3.6)	(19)	(8.2)	(19)	(8.0)	(18)
Federal income tax expense and effective rate	$1.2	9%	$0.2	2%	$1.9	4%	$0.6	1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2014 and December 31, 2013:

($ millions)	September 30, 2014	December 31, 2013
Deferred tax assets:
Unearned premiums not currently deductible	$36.4	$33.8
Losses and loss expenses payable discounting	21.6	21.6
Postretirement and pension benefits	22.4	24.9
Realized loss on other-than-temporary impairment	8.6	7.5
Other liabilities	19.3	17.3
Net operating loss carryforward	49.8	56.5
Tax credit carryforward	3.8	1.7
Other	7.1	9.2
Total deferred tax assets	169.0	172.5
Deferred tax liabilities:
Deferral of policy acquisition costs	38.3	33.9
Net unrealized holding gains on investments	52.6	44.1
Total deferred tax liabilities	90.9	78.0
Total net deferred tax assets before valuation allowance	78.1	94.5
Less valuation allowance	74.4	82.6
Net deferred federal income taxes	$3.7	$11.9

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2014 and December 31, 2013, the Company recorded a valuation allowance of $74.4 million and $82.6 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents deferred tax benefits on gross unrealized fixed maturity losses where management determined these benefits to be realizable due to management’s assertion it has both the ability and intent to hold these securities through recovery or maturity.
Based on ASC 740 intra-period tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ millions)	2014	2013	2014	2013
Continuing operations	$(1.4)	$(3.6)	$(8.2)	$(8.0)
Other comprehensive income	6.8	(3.4)	—	8.0
Change in valuation allowance	$5.4	$(7.0)	$(8.2)	$—

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2014 and 2013:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.3	$1.7	$—	$0.1	$3.9	$4.7	$—	$0.2
Interest cost	2.8	2.4	0.3	0.3	8.4	7.2	0.8	0.9
Expected return on plan assets	(3.2)	(3.2)	—	0.4	(9.5)	(9.2)	—	0.4
Amortization of:
Prior service benefits	—	—	(1.3)	(1.3)	—	—	(4.1)	(4.1)
Net actuarial loss	1.4	2.0	0.2	0.2	4.9	6.0	0.5	0.8
Net periodic cost (benefit)	$2.3	$2.9	$(0.8)	$(0.3)	$7.7	$8.7	$(2.8)	$(1.8)

The Company contributed $13.0 million for the nine months ended September 30, 2014 to its pension plan.
7. Reorganization of Information Technology Department
In May 2014, the Company initiated a plan to reorganize its information technology ("IT") department in support of its long-term IT strategy. This strategic initiative is designed to advance the Company’s application maintenance and support capabilities while delivering an improved customer experience. This reorganization is expected to be completed during the fourth quarter of 2014. The Company recognized severance expenses in connection with this reorganization of $0.1 million and $4.5 million for the three and nine months ended September 30, 2014. These expenses are included within acquisition and operating expenses on the condensed consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and nine months ended September 30, 2014 and 2013:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Gains and Losses on Cash Flow Hedges	Total
Beginning balance at July 1, 2014	$118.8	$(4.4)	$—	$114.4

Other comprehensive income before reclassifications	(16.9)	—	—	(16.9)
Amounts reclassified from AOCI (a)	(1.6)	0.3	—	(1.3)
Net current period other comprehensive (loss) income	(18.5)	0.3	—	(18.2)
Ending balance at September 30, 2014	$100.3	$(4.1)	$—	$96.2

Beginning balance at July 1, 2013	$75.7	$(38.1)	$—	$37.6

Other comprehensive income before reclassifications	13.6	—	—	13.6
Amounts reclassified from AOCI (a)	(7.6)	0.9	—	(6.7)
Net current period other comprehensive income	6.0	0.9	—	6.9
Ending balance at September 30, 2013	$81.7	$(37.2)	$—	$44.5

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Gains and Losses on Cash Flow Hedges	Total
Beginning balance at January 1, 2014	$84.6	$(3.8)	$—	$80.8

Other comprehensive income before reclassifications	33.3	(1.6)	—	31.7
Amounts reclassified from AOCI (a)	(17.6)	1.3	—	(16.3)
Net current period other comprehensive income (loss)	15.7	(0.3)	—	15.4
Ending balance at September 30, 2014	$100.3	$(4.1)	$—	$96.2

Beginning balance at January 1, 2013	$124.0	$(39.9)	$0.1	$84.2

Other comprehensive income before reclassifications	(26.5)	—	—	(26.5)
Amounts reclassified from AOCI (a)	(15.8)	2.7	(0.1)	(13.2)
Net current period other comprehensive (loss) income	(42.3)	2.7	(0.1)	(39.7)
Ending balance at September 30, 2013	$81.7	$(37.2)	$—	$44.5

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2014 and 2013:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2014	2013
Unrealized gains on available for sale securities	$1.6	$7.5	Realized gain on sale of securities
	1.6	7.5	Total before tax
	—	0.1	Tax benefit
	1.6	7.6	Net of tax
Amortization of benefit plan items
Prior service benefits	1.3	1.3	(a)
Net actuarial loss	(1.6)	(2.2)	(a)
	(0.3)	(0.9)	Total before tax
	—	—	Tax benefit (expense)
	(0.3)	(0.9)	Net of tax
Total reclassifications for the period	$1.3	$6.7

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2014	2013
Unrealized gains on available for sale securities	$17.6	$15.7	Realized gain on sale of securities
	17.6	15.7	Total before tax
	—	0.1	Tax benefit
	17.6	15.8	Net of tax
Amortization of gain on derivative used in cash flow hedge	—	0.1	Realized gain on sale of securities
	—	0.1	Total before tax
	—	—	Tax benefit (expense)
	—	0.1	Net of tax
Amortization of benefit plan items
Prior service benefits	4.1	4.1	(a)
Net actuarial loss	(5.4)	(6.8)	(a)
	(1.3)	(2.7)	Total before tax
	—	—	Tax benefit (expense)
	(1.3)	(2.7)	Net of tax
Total reclassifications for the period	$16.3	$13.2

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
($ and shares in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income for basic earnings per common share	$11.9	$18.5	$42.0	$44.4
Denominator:
Weighted average shares for basic net earnings per common share	40.9	40.6	40.8	40.5
Effect of dilutive share-based awards	0.6	0.3	0.4	0.2
Adjusted weighted average shares for diluted net earnings per common share	41.5	40.9	41.2	40.7

Basic net earnings per common share	$0.29	$0.46	$1.03	$1.09
Diluted net earnings per common share	$0.28	$0.45	$1.02	$1.09

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30		Nine months ended September 30
(shares in millions)	2014	2013	2014	2013
Total number of antidilutive options and awards	1.5	2.3	1.8	2.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013:

($ millions)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revenue from external sources:
Insurance segments
Personal insurance	$112.3	$116.4	$340.3	$348.3
Business insurance	96.0	92.9	285.4	271.0
Specialty insurance	61.9	56.7	175.3	171.5
Total insurance segments	270.2	266.0	801.0	790.8
Investment operations segment
Net investment income	18.9	18.8	57.0	55.4
Net realized capital gains	1.6	7.5	17.6	15.7
Total investment operations segment	20.5	26.3	74.6	71.1
All other	0.6	0.4	1.4	1.4
Total revenue from external sources	291.3	292.7	877.0	863.3
Intersegment revenue	1.3	1.4	3.9	4.0
Total revenue	292.6	294.1	880.9	867.3
Reconciling items:
Eliminate intersegment revenues	(1.3)	(1.4)	(3.9)	(4.0)
Total consolidated revenues	$291.3	$292.7	$877.0	$863.3
Segment income before federal income tax:
Insurance segments SAP underwriting income (loss)
Personal insurance	$4.5	$(6.0)	$(0.1)	$(11.5)
Business insurance	(3.3)	(1.1)	(18.6)	(11.0)
Specialty insurance	(11.4)	3.1	(24.1)	(4.6)
Total insurance segments	(10.2)	(4.0)	(42.8)	(27.1)
Investment operations segment
Net investment income	18.9	18.8	57.0	55.4
Net realized capital gains	1.6	7.5	17.6	15.7
Total investment operations segment	20.5	26.3	74.6	71.1
All other	—	—	—	0.8
Total segment income before tax expense	10.3	22.3	31.8	44.8
Reconciling items:
GAAP expense adjustments	4.2	(0.4)	18.4	11.4
Interest expense on corporate debt	(1.4)	(1.6)	(4.0)	(7.1)
Corporate expenses	—	(1.6)	(2.3)	(4.1)
Total reconciling items	2.8	(3.6)	12.1	0.2
Total consolidated income before federal income tax expense	$13.1	$18.7	$43.9	$45.0

Investable assets attributable to the Company’s investment operations segment totaled $2,405.0 million and $2,331.6 million at September 30, 2014 and December 31, 2013, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11.  Contingencies and Litigation
In accordance with the Contingencies Topic of the Financial Accounting Standards Board's Accounting Standards Codification, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of the Company.
The following describes a pending legal proceeding in which the Company is a party:
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
The Company is involved in other lawsuits in the ordinary course of its business arising out of or otherwise related to its insurance policies. Additionally, from time to time the Company may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. The Company generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial position or cash flows.
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2014 and December 31, 2013, and for the consolidated statements of income for the three and nine month periods ended September 30, 2014 and 2013. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2013 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three and nine months ended September 30, 2014 was $13.1 million and $43.9 million, respectively, compared to pre-tax income of $18.7 million and $45.0 million, respectively, for the same 2013 periods. The decrease in pre-tax income for the three months ended September 30, 2014, when compared to the same 2013 period, was primarily due to lower net realized gains and a slight decline in net underwriting results. Improved personal insurance segment underwriting results, driven by personal auto and lower catastrophe activity, were offset by less favorable commercial multi-peril results within our business insurance segment and RED reserve strengthening within our specialty insurance segment.
The slight decline in pre-tax income for the first nine months of 2014 as compared to the same period of 2013 was primarily attributable to lower underwriting results driven by RED reserve strengthening within the specialty insurance segment and expenses recognized related to the previously announced reorganization of our information technology department. The lower underwriting results were partially offset by increased investment income and net realized gains as compared to the same 2013 period.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2014 and 2013:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2014	2013	2014	2013
Total revenues	$291.3	$292.7	$877.0	$863.3
Net income	$11.9	$18.5	$42.0	$44.4
Basic earnings per share	$0.29	$0.46	$1.03	$1.09
Diluted earnings per share	$0.28	$0.45	$1.02	$1.09
Stockholders’ equity	$834.5	$734.0
Return on average equity (LTM)	7.5%	8.9%
Book value per share	$20.41	$18.07
Debt to capital ratio	10.8%	12.1%
Cat loss and ALAE ratio	0.9%	2.4%	3.7%	4.1%
Non-cat loss and LAE ratio	67.3%	64.8%	64.5%	63.9%
Loss and LAE ratio	68.2%	67.2%	68.2%	68.0%
Expense ratio	33.8%	34.2%	34.6%	33.7%
Combined ratio	102.0%	101.4%	102.8%	101.7%
Premium written growth	6.6%	(2.3)%	3.6%	1.3%
Investment yield	3.5%	3.5%	3.5%	3.5%

SAP Basis :
Cat loss and ALAE points	0.9%	2.4%	3.7%	4.1%
Non-cat loss and ALAE	60.9%	58.4%	58.4%	57.6%
ULAE	6.7%	6.7%	6.4%	6.6%
Loss and LAE ratio	68.5%	67.5%	68.5%	68.3%
Expense ratio	34.4%	34.9%	35.2%	34.3%
Combined ratio	102.9%	102.4%	103.7%	102.6%

	Twelve months ended September 30
	2014	2013
Net premiums written to surplus	1.4	1.6

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

In accordance with the terms of the HO QS Arrangement, the participating reinsurers’ margin is capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the three and nine months ended September 30, 2014, the Company recognized $2.9 million of profit commission, reflected as a reduction in acquisition and operating expenses on our consolidated statements of income and is reflected in the three and nine months ended September 30, 2014 GAAP and SAP homeowner's quota share impact tables below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of our HO QS Arrangement cession for the three and nine months ended September 30, 2014 and 2013:
Reconciliation Tables 1 - 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$277.0	$47.1	$324.1

Earned premiums	270.2	43.9	314.1
Losses and LAE incurred:
Cat loss and ALAE	2.4	1.2	3.6
Non-cat loss and LAE	182.0	17.0	199.0
Total Loss and LAE incurred	184.4	18.2	202.6
Acquisition and operating expenses	91.4	15.7	107.1
Net underwriting (loss) gain	$(5.6)	$10.0	$4.4

Cat loss and ALAE ratio	0.9%	2.8%	1.1%
Non-cat loss and LAE ratio	67.3%	38.7%	63.4%
Total Loss and LAE ratio	68.2%	41.5%	64.5%
Expense ratio	33.8%	35.7%	34.1%
Combined ratio	102.0%	77.2%	98.6%

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$259.9	$48.6	$308.5

Earned premiums	266.0	43.9	309.9
Losses and LAE incurred:
Cat loss and ALAE	6.4	5.0	11.4
Non-cat loss and LAE	172.4	16.2	188.6
Total Loss and LAE incurred	178.8	21.2	200.0
Acquisition and operating expenses	90.9	12.7	103.6
Net underwriting (loss) gain	$(3.7)	$10.0	$6.3

Cat loss and ALAE ratio	2.4%	11.3%	3.7%
Non-cat loss and LAE ratio	64.8%	36.9%	60.8%
Total Loss and LAE ratio	67.2%	48.2%	64.5%
Expense ratio	34.2%	29.0%	33.4%
Combined ratio	101.4%	77.2%	97.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Tables 3 - 4

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$837.5	$133.6	$971.1

Earned premiums	801.0	132.2	933.2
Losses and LAE incurred:
Cat loss and ALAE	29.9	19.2	49.1
Non-cat loss and LAE	516.7	55.8	572.5
Total Loss and LAE incurred	546.6	75.0	621.6
Acquisition and operating expenses	277.2	41.3	318.5
Net underwriting (loss) gain	$(22.8)	$15.9	$(6.9)

Cat loss and ALAE ratio	3.7%	14.5%	5.3%
Non-cat loss and LAE ratio	64.5%	42.3%	61.3%
Total Loss and LAE ratio	68.2%	56.8%	66.6%
Expense ratio	34.6%	31.2%	34.1%
Combined ratio	102.8%	88.0%	100.7%

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$808.7	$135.9	$944.6

Earned premiums	790.8	132.8	923.6
Losses and LAE incurred:
Cat loss and ALAE	32.2	19.2	51.4
Non-cat loss and LAE	505.7	55.5	561.2
Total Loss and LAE incurred	537.9	74.7	612.6
Acquisition and operating expenses	266.7	38.5	305.2
Net underwriting (loss) gain	$(13.8)	$19.6	$5.8

Cat loss and ALAE ratio	4.1%	14.5%	5.6%
Non-cat loss and LAE ratio	63.9%	41.8%	60.7%
Total Loss and LAE ratio	68.0%	56.3%	66.3%
Expense ratio	33.7%	29.0%	33.0%
Combined ratio	101.7%	85.3%	99.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2014 and 2013:
Reconciliation Tables 5 - 6

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$277.0	$47.1	$324.1

Earned premiums	270.2	43.9	314.1
Losses and LAE incurred:
Cat loss and ALAE	2.4	1.2	3.6
Non-cat loss and ALAE	164.5	17.0	181.5
Total Loss and ALAE	166.9	18.2	185.1
ULAE	18.3	—	18.3
Total Loss and ALAE incurred	185.2	18.2	203.4
Underwriting expenses	95.2	16.6	111.8
Net underwriting (loss) gain	$(10.2)	$9.1	$(1.1)

Cat loss and ALAE ratio	0.9%	2.8%	1.1%
Non-cat loss and ALAE ratio	60.9%	38.7%	57.8%
Total loss and ALAE ratio	61.8%	41.5%	58.9%
ULAE ratio	6.7%	—	5.8%
Total loss and LAE ratio	68.5%	41.5%	64.7%
Expense ratio	34.4%	35.2%	34.5%
Combined ratio	102.9%	76.7%	99.2%

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$259.9	$48.6	$308.5

Earned premiums	266.0	43.9	309.9
Losses and LAE incurred:
Cat loss and ALAE	6.4	5.0	11.4
Non-cat loss and ALAE	155.3	16.2	171.5
Total Loss and ALAE	161.7	21.2	182.9
ULAE	17.7	—	17.7
Total Loss and ALAE incurred	179.4	21.2	200.6
Underwriting expenses	90.6	14.1	104.7
Net underwriting (loss) gain	$(4.0)	$8.6	$4.6

Cat loss and ALAE ratio	2.4%	11.3%	3.7%
Non-cat loss and ALAE ratio	58.4%	36.9%	55.3%
Total loss and ALAE ratio	60.8%	48.2%	59.0%
ULAE ratio	6.7%	—	5.8%
Total loss and LAE ratio	67.5%	48.2%	64.8%
Expense ratio	34.9%	29.0%	33.9%
Combined ratio	102.4%	77.2%	98.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 Reconciliation Tables 7 - 8

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$837.5	$133.6	$971.1

Earned premiums	801.0	132.2	933.2
Losses and LAE incurred:
Cat loss and ALAE	29.9	19.2	49.1
Non-cat loss and ALAE	467.4	55.8	523.2
Total Loss and ALAE	497.3	75.0	572.3
ULAE	51.7	—	51.7
Total Loss and ALAE incurred	549.0	75.0	624.0
Underwriting expenses	294.8	41.7	336.5
Net underwriting (loss) gain	$(42.8)	$15.5	$(27.3)

Cat loss and ALAE ratio	3.7%	14.5%	5.3%
Non-cat loss and ALAE ratio	58.4%	42.3%	56.0%
Total loss and ALAE ratio	62.1%	56.8%	61.3%
ULAE ratio	6.4%	—	5.5%
Total loss and LAE ratio	68.5%	56.8%	66.8%
Expense ratio	35.2%	31.2%	34.7%
Combined ratio	103.7%	88.0%	101.5%

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$808.7	$135.9	$944.6

Earned premiums	790.8	132.8	923.6
Losses and LAE incurred:
Cat loss and ALAE	32.2	19.2	51.4
Non-cat loss and ALAE	455.7	55.5	511.2
Total Loss and ALAE	487.9	74.7	562.6
ULAE	52.3	—	52.3
Total Loss and ALAE incurred	540.2	74.7	614.9
Underwriting expenses	277.7	39.4	317.1
Net underwriting (loss) gain	$(27.1)	$18.7	$(8.4)

Cat loss and ALAE ratio	4.1%	14.5%	5.6%
Non-cat loss and ALAE ratio	57.6%	41.8%	55.3%
Total loss and ALAE ratio	61.7%	56.3%	61.1%
ULAE ratio	6.6%	—	5.7%
Total loss and LAE ratio	68.3%	56.3%	66.6%
Expense ratio	34.3%	29.0%	33.6%
Combined ratio	102.6%	85.3%	100.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

See additional pro forma reconciliation tables for the impact of the HO QS Arrangement cession on our homeowners’ line of business at Reconciliation Tables 5 and 6.
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, exclude the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2014 and 2013. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three and nine months ended September 30, 2014 and 2013, and (b) perform a meaningful comparison of our results of operations for the three and nine months ended September 30, 2014 and 2013. We have also included Reconciliation Tables 1 – 12 and Tables 1 – 9 for readers to better understand the use and calculation of these non-GAAP financial measures.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three and nine months ended September 30, 2014 and 2013:

($ millions)	Three months ended
	September 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$113.1		$96.1		$67.8		$277.0

Earned premiums	112.3		96.0		61.9		270.2
Cat loss and ALAE	0.6	0.6	1.8	1.9	—	(0.1)	2.4	0.9
Non-cat loss and ALAE	64.9	57.7	53.2	55.4	46.4	75.1	164.5	60.9
ULAE	11.2	9.9	4.9	5.2	2.2	3.4	18.3	6.7
Underwriting expenses	31.1	27.5	39.4	41.1	24.7	36.4	95.2	34.4
SAP underwriting gain (loss) and SAP combined ratio	$4.5	95.7	$(3.3)	103.6	$(11.4)	114.8	$(10.2)	102.9

($ millions)	Three months ended
	September 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$119.2		$93.4		$47.3		$259.9

Earned premiums	116.4		92.9		56.7		266.0
Cat loss and ALAE	2.2	1.9	5.5	5.9	(1.3)	(2.2)	6.4	2.4
Non-cat loss and ALAE	74.2	63.8	45.3	48.8	35.8	63.1	155.3	58.4
ULAE	10.8	9.3	4.6	4.9	2.3	4.1	17.7	6.7
Underwriting expenses	35.2	29.5	38.6	41.4	16.8	35.6	90.6	34.9
SAP underwriting (loss) gain and SAP combined ratio	$(6.0)	104.5	$(1.1)	101.0	$3.1	100.6	$(4.0)	102.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended
	September 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$339.0		$297.7		$200.8		$837.5

Earned premiums	340.3		285.4		175.3		801.0
Cat loss and ALAE	13.0	3.8	15.2	5.3	1.7	1.0	29.9	3.7
Non-cat loss and ALAE	194.6	57.2	156.1	54.7	116.7	66.6	467.4	58.4
ULAE	32.5	9.6	13.5	4.7	5.7	3.2	51.7	6.4
Underwriting expenses	100.3	29.6	119.2	40.1	75.3	37.5	294.8	35.2
SAP underwriting loss and SAP combined ratio	$(0.1)	100.2	$(18.6)	104.8	$(24.1)	108.3	$(42.8)	103.7

($ millions)	Nine months ended
	September 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$355.4		$285.4		$167.9		$808.7

Earned premiums	348.3		271.0		171.5		790.8
Cat loss and ALAE	11.4	3.3	19.2	7.1	1.6	1.0	32.2	4.1
Non-cat loss and ALAE	214.5	61.6	132.7	48.9	108.5	63.2	455.7	57.6
ULAE	32.1	9.2	14.6	5.4	5.6	3.3	52.3	6.6
Underwriting expenses	101.8	28.7	115.5	40.5	60.4	36.0	277.7	34.3
SAP underwriting loss and SAP combined ratio	$(11.5)	102.8	$(11.0)	101.9	$(4.6)	103.5	$(27.1)	102.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2014 and 2013:
Table 1

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Personal insurance segment:	2014	2013	% Change	2014	2013	% Change
Personal auto	$89.8	$96.5	(6.9)	$271.3	$287.8	(5.7)
Homeowners	15.9	15.8	0.6	44.7	45.2	(1.1)
Other personal	7.4	6.9	7.2	23.0	22.4	2.7
Total personal	$113.1	$119.2	(5.1)	$339.0	$355.4	(4.6)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2014 and 2013:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal insurance segment:
Personal auto	$90.2	$1.0	$56.2	$57.2	1.1	62.4	63.5
Homeowners	14.6	0.1	5.9	6.0	1.3	39.5	40.8
Other personal	7.5	(0.5)	2.8	2.3	(7.0)	36.7	29.7
Total personal	112.3	0.6	64.9	65.5	0.6	57.7	58.3
ULAE	—	—	—	11.2	—	—	9.9
Total Loss and LAE	$112.3	$0.6	$64.9	$76.7	0.6	57.7	68.2

2013
Personal insurance segment:
Personal auto	$94.6	$1.0	$64.9	$65.9	1.0	68.7	69.7
Homeowners	14.4	1.4	4.9	6.3	10.0	33.8	43.8
Other personal	7.4	(0.2)	4.4	4.2	(3.1)	60.3	57.2
Total personal	116.4	2.2	74.2	76.4	1.9	63.8	65.7
ULAE	—	—	—	10.8	—	—	9.3
Total Loss and LAE	$116.4	$2.2	$74.2	$87.2	1.9	63.8	75.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal insurance segment:
Personal auto	$274.0	$6.2	$168.3	$174.5	2.3	61.4	63.7
Homeowners	44.0	5.5	17.3	22.8	12.6	39.2	51.8
Other personal	22.3	1.3	9.0	10.3	5.7	40.1	45.8
Total personal	340.3	13.0	194.6	207.6	3.8	57.2	61.0
ULAE	—	—	—	32.5	—	—	9.6
Total Loss and LAE	$340.3	$13.0	$194.6	$240.1	3.8	57.2	70.6

2013
Personal insurance segment:
Personal auto	$284.8	$4.6	$187.5	$192.1	1.6	65.8	67.4
Homeowners	41.4	5.8	17.0	22.8	14.1	41.2	55.3
Other personal	22.1	1.0	10.0	11.0	4.4	45.5	49.9
Total personal	348.3	11.4	214.5	225.9	3.3	61.6	64.9
ULAE	—	—	—	32.1	—	—	9.2
Total Loss and LAE	$348.3	$11.4	$214.5	$258.0	3.3	61.6	74.1

Personal auto net written premiums for the three and nine months ended September 30, 2014 decreased 6.9% and 5.7%, respectively, compared to the same 2013 periods (Table 1). The decrease in premiums was due to continued efforts to improve personal auto profitability, as well as our homeowners' remediation that included, among other things, pricing and agency management actions. These actions have led to a reduction in companion automobile policies as a high percentage of our auto and homeowners' policies are cross-sold. In an effort to attract new personal auto business, we introduced a new "Start-up Discount", which recognizes longevity with the previous carrier, in ten states during the first nine months of 2014 and plan to introduce the Start-up Discount in additional states by the end of 2014. Our homeowners’ net written premiums for the three and nine month periods ended September 30, 2014 remained flat compared to the same 2013 periods as the impact of achieved rate increases offset a decline in policies in-force.
The personal insurance segment’s SAP catastrophe loss ratio for the three months ended September 30, 2014 was 0.6% compared to 1.9% for the same 2013 period (Table 2). The improvement was attributable to the homeowners SAP catastrophe loss ratio improvement of 8.7 points compared to the same 2013 period (Table 2), due to fewer and less severe catastrophe events during the quarter.
The personal segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2014 were 57.7% and 57.2% compared to 63.8% and 61.6% for the same 2013 periods (Tables 2-3). The three and nine month 2014 improvements were primarily driven by personal auto SAP non-catastrophe loss & ALAE ratio improvements of 6.3 points and 4.4 points, respectively, compared to the same 2013 periods (Tables 2-3). Personal injury protection results, physical damage and the impact of prior year rate increases contributed to the improvement. In addition, our pricing and agency management actions in Arizona, Colorado, Georgia, Illinois and Michigan have reversed the unfavorable loss ratio trends in those states. Our remediation efforts in these five states will continue into 2015.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2014 and 2013:
Reconciliation Table 9

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$15.9	$47.1	$63.0

Earned premiums	14.6	43.9	58.5
Losses and ALAE incurred:
Cat loss and ALAE	0.1	1.2	1.3
Non-cat loss and ALAE	5.9	17.0	22.9
Total Loss and ALAE incurred	$6.0	$18.2	$24.2

Cat loss and ALAE ratio	1.3%	2.8%	2.4%
Non-cat loss and ALAE ratio	39.5%	38.7%	38.9%
Total Loss and ALAE ratio	40.8%	41.5%	41.3%

Reconciliation Table 10

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$15.8	$48.6	$64.4

Earned premiums	14.4	43.9	58.3
Losses and ALAE incurred:
Cat loss and ALAE	1.4	5.0	6.4
Non-cat loss and ALAE	4.9	16.2	21.1
Total Loss and ALAE incurred	$6.3	$21.2	$27.5

Cat loss and ALAE ratio	10.0%	11.3%	11.0%
Non-cat loss and ALAE ratio	33.8%	36.9%	36.1%
Total Loss and ALAE ratio	43.8%	48.2%	47.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 11

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Nine months ended September 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$44.7	$133.6	$178.3

Earned premiums	44.0	132.2	176.2
Losses and ALAE incurred:
Cat loss and ALAE	5.5	19.2	24.7
Non-cat loss and ALAE	17.3	55.8	73.1
Total Loss and ALAE incurred	$22.8	$75.0	$97.8

Cat loss and ALAE ratio	12.6%	14.5%	14.0%
Non-cat loss and ALAE ratio	39.2%	42.3%	41.5%
Total Loss and ALAE ratio	51.8%	56.8%	55.5%

Reconciliation Table 12

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$45.2	$135.9	$181.1

Earned premiums	41.4	132.8	174.2
Losses and ALAE incurred:
Cat loss and ALAE	5.8	19.2	25.0
Non-cat loss and ALAE	17.0	55.5	72.5
Total Loss and ALAE incurred	$22.8	$74.7	$97.5

Cat loss and ALAE ratio	14.1%	14.5%	14.4%
Non-cat loss and ALAE ratio	41.2%	41.8%	41.6%
Total Loss and ALAE ratio	55.3%	56.3%	56.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and nine months ended September 30, 2014 and 2013:
Table 4

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Business insurance segment:	2014	2013	% Change	2014	2013	% Change
Commercial auto	$25.4	$23.7	7.2	$78.5	$74.2	5.8
Commercial multi-peril	30.7	28.8	6.6	92.4	85.6	7.9
Fire & allied lines	19.5	19.6	(0.5)	58.1	58.6	(0.9)
Other & product liability	16.1	16.9	(4.7)	54.9	53.1	3.4
Other commercial	4.4	4.4	—	13.8	13.9	(0.7)
Total business	$96.1	$93.4	2.9	$297.7	$285.4	4.3

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2014 and 2013:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Business insurance segment:
Commercial auto	$24.8	$0.4	$14.7	$15.1	1.6	59.3	60.9
Commercial multi-peril	29.8	0.3	20.8	21.1	1.3	69.3	70.6
Fire & allied lines	19.4	1.0	5.9	6.9	5.1	30.7	35.8
Other & product liability	17.6	—	10.0	10.0	—	57.0	57.0
Other commercial	4.4	0.1	1.8	1.9	1.5	42.5	44.0
Total business	96.0	1.8	53.2	55.0	1.9	55.4	57.3
ULAE	—	—	—	4.9	—	—	5.2
Total Loss and LAE	$96.0	$1.8	$53.2	$59.9	1.9	55.4	62.5

2013
Business insurance segment:
Commercial auto	$23.7	$0.1	$14.2	$14.3	0.3	60.1	60.4
Commercial multi-peril	27.2	2.1	12.9	15.0	7.6	47.7	55.3
Fire & allied lines	19.2	3.0	6.4	9.4	15.8	33.1	48.9
Other & product liability	18.3	—	10.0	10.0	—	54.7	54.7
Other commercial	4.5	0.3	1.8	2.1	6.7	38.9	45.6
Total business	92.9	5.5	45.3	50.8	5.9	48.8	54.7
ULAE	—	—	—	4.6	—	—	4.9
Total Loss and LAE	$92.9	$5.5	$45.3	$55.4	5.9	48.8	59.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Business insurance segment:
Commercial auto	$73.3	$0.9	$40.5	$41.4	1.2	55.3	56.5
Commercial multi-peril	87.9	5.7	55.8	61.5	6.5	63.4	69.9
Fire & allied lines	58.3	8.6	29.0	37.6	14.7	49.8	64.5
Other & product liability	52.7	—	26.2	26.2	—	49.8	49.8
Other commercial	13.2	—	4.6	4.6	(0.3)	35.3	35.0
Total business	285.4	15.2	156.1	171.3	5.3	54.7	60.0
ULAE	—	—	—	13.5	—	—	4.7
Total Loss and LAE	$285.4	$15.2	$156.1	$184.8	5.3	54.7	64.7

2013
Business insurance segment:
Commercial auto	$69.2	$0.8	$41.5	$42.3	1.2	59.9	61.1
Commercial multi-peril	79.9	10.0	40.0	50.0	12.5	50.1	62.6
Fire & allied lines	57.5	8.1	17.5	25.6	14.0	30.5	44.5
Other & product liability	50.8	—	27.3	27.3	—	53.6	53.6
Other commercial	13.6	0.3	6.4	6.7	2.4	46.8	49.2
Total business	271.0	19.2	132.7	151.9	7.1	48.9	56.0
ULAE	—	—	—	14.6	—	—	5.4
Total Loss and LAE	$271.0	$19.2	$132.7	$166.5	7.1	48.9	61.4

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2014 increased 2.9% and 4.3%, respectively, compared to the same 2013 periods (Table 4). The increase in premiums was primarily due to growth in commercial auto and commercial multi-peril as a result of writing policies with larger average premiums for new business accounts and achieving price increases in the low-single digits.
We are implementing several strategies to capitalize on opportunities to grow our business insurance segment. With the implementation of Business Insurance Evolution ("BIE") in 2013, our ongoing initiative to automate our small commercial accounts with premiums less than $25,000, we have been able to shift our underwriting focus from smaller to larger commercial accounts. Through our practice group initiative, we provide expertise for all lines of insurance solutions for niche or target markets, with a focus on writing premiums in excess of $25,000. For example, in 2013, we launched our food industry practice group, which focuses on food manufacturing and processing risks. We continue to identify industries and areas of focus where we believe we have underwriting expertise and look to expand into those markets through 2015.
BIE has proven successful as approximately 52% of the renewal business is processed without human intervention. As we move forward, we are also looking to automate new business processes, provide more consistent pricing, underwriting and greater service to our agents, while improving our efficiency.
The business insurance segment’s SAP catastrophe loss ratio for the three and nine months ended September 30, 2014 was 1.9% and 5.3% compared to 5.9% and 7.1%, respectively, for the same 2013 periods (Tables 5-6). The improvement was primarily due to fewer and less severe catastrophe events during the quarter and year ended 2014 when compared to the same 2013 periods.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended September 30, 2014 increased 6.6 points compared to the same 2013 period (Table 5). The increase was primarily driven by commercial multi-peril due to large loss activity. The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the nine months ended September 30, 2014 increased 5.8 points compared to the same 2013 period (Table 6). The increase was primarily driven by commercial multi-peril and fire & allied lines compared to the same 2013 period (Table 6). The commercial multi-peril increase was driven by an increase in large loss activity during the third quarter of 2014 in addition to wind events, large fire losses and

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

the extreme cold weather during the first quarter of 2014. The year to date 2014 fire & allied lines increase was driven by large fire losses during the first half of 2014 and the extreme cold weather during the first quarter of 2014. Offsetting these increases were improvements in commercial auto, other & product liability and other commercial compared to the same 2013 period (Table 6). These improvements were primarily the result of prior period rate increases.
Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and nine months ended September 30, 2014 and 2013.
Table 7

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Specialty insurance segment:	2014	2013	% Change	2014	2013	% Change
Excess & Surplus property	$6.2	$3.1	100.0	$32.0	$26.1	22.6
Excess & Surplus casualty	17.8	10.3	72.8	43.8	31.1	40.8
Programs	21.5	17.5	22.9	61.2	56.5	8.3
Workers’ compensation	22.3	16.4	36.0	63.8	54.2	17.7
Total specialty	$67.8	$47.3	43.3	$200.8	$167.9	19.6

The following table sets forth the SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non catastrophe impact shown separately for the three and nine months ended September 30, 2014 and 2013:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Specialty insurance segment:
Excess & Surplus property	$9.9	$—	$1.9	$1.9	(0.8)	20.4	19.6
Excess & Surplus casualty	12.7	—	6.1	6.1	—	47.5	47.5
Programs	19.1	—	26.2	26.2	—	137.6	137.6
Workers’ compensation	20.2	—	12.2	12.2	—	60.4	60.4
Total specialty	61.9	—	46.4	46.4	(0.1)	75.1	75.0
ULAE	—	—	—	2.2	—	—	3.4
Total Loss and LAE	$61.9	$—	$46.4	$48.5	(0.1)	75.1	78.4

2013
Specialty insurance segment:
Excess & Surplus property	$7.7	$(1.4)	$1.1	$(0.3)	(18.0)	14.4	(3.6)
Excess & Surplus casualty	10.0	—	5.8	5.8	—	57.9	57.9
Programs	22.3	0.1	18.8	18.9	0.6	84.6	85.2
Workers’ compensation	16.7	—	10.1	10.1	—	59.9	59.9
Total specialty	56.7	(1.3)	35.8	34.5	(2.2)	63.1	60.9
ULAE	—	—	—	2.3	—	—	4.1
Total Loss and LAE	$56.7	$(1.3)	$35.8	$36.8	(2.2)	63.1	65.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Specialty insurance segment:
Excess & Surplus property	$28.6	$1.7	$3.6	$5.3	5.7	12.9	18.6
Excess & Surplus casualty	34.3	—	16.3	16.3	—	47.4	47.4
Programs	55.3	—	61.7	61.7	—	111.7	111.7
Workers’ compensation	57.1	—	35.1	35.1	—	61.5	61.5
Total specialty	175.3	1.7	116.7	118.4	1.0	66.6	67.6
ULAE	—	—	—	5.7	—	—	3.2
Total Loss and LAE	$175.3	$1.7	$116.7	$124.1	1.0	66.6	70.8

2013
Specialty insurance segment:
Excess & Surplus property	$22.9	$1.1	$3.8	$4.9	5.2	16.1	21.3
Excess & Surplus casualty	28.7	—	15.1	15.1	—	52.5	52.5
Programs	68.2	0.5	57.9	58.4	0.7	85.0	85.7
Workers’ compensation	51.7	—	31.7	31.7	—	61.2	61.2
Total specialty	171.5	1.6	108.5	110.1	1.0	63.2	64.2
ULAE	—	—	—	5.6	—	—	3.3
Total Loss and LAE	$171.5	$1.6	$108.5	$115.7	1.0	63.2	67.5

Net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2014 increased 43.3% and 19.6%, respectively, compared to the same 2013 periods (Table 7). The increase in premiums was primarily due to (i) new business growth in our Excess & Surplus property unit, (ii) growth in our Excess & Surplus casualty unit as a result of new distribution partners, including Partners General Insurance Agency which was recently acquired by our parent State Auto Mutual, (iii) rate increases and new programs in the Programs unit, and (iv) rate increases and new business growth in our Workers' compensation unit.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2014 were 75.1% and 66.6%, respectively, compared to 63.1% and 63.2%, respectively, for the same 2013 periods (Tables 8 - 9). The three and nine month SAP non-catastrophe loss and ALAE ratio increases were primarily driven by reserve strengthening for terminated RED programs of $13.8 million and $25.4 million, respectively, compared to $2.3 million and $5.7 million, respectively, for the same 2013 periods. Partially offsetting the three and nine month increases in the SAP non-catastrophe loss and ALAE ratios attributable to the reserve strengthening for terminated RED programs were improvements in the SAP non-catastrophe loss and ALAE ratios for Excess & Surplus casualty and Programs (excluding the impact of the RED reserve strengthening). The improvements in the Excess & Surplus casualty SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2014, when compared to the same 2013 periods, were primarily a result of changes in the business mix, prior year rate actions emerging in earned premiums and a reduction in a large surety loss during the quarter. The improvements in the Programs SAP non-catastrophe loss and ALAE ratios, excluding the impact of RED reserve strengthening, for the same three and nine month periods were attributable to the impact of underwriting actions taken on the largest active program and changes in the Programs unit business mix.
Beginning in the third quarter 2013, we increased our involvement in managing litigated and higher severity terminated RED program claim files. During the third quarter 2014, we assumed full file management of claim files for certain terminated RED programs from the third party administrators currently managing the claims and began performing a detailed, ground up analysis of those claim files, which we anticipate completing by year end.
Acquisition and Operating Expenses

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our GAAP acquisition and operating expense ratios were 33.8% and 34.2% for the three months ended September 30, 2014 and 2013, respectively, and 34.6% and 33.7% for the nine months ended September 30, 2014 and 2013, respectively.
Acquisition and operating expenses for the nine months ended September 30, 2014 increased $10.5 million primarily as a result of (i) $4.5 million of expenses recognized as a result of the reorganization of our IT department (see Note 7 of our condensed consolidated financial statements included in Item 1 of this report, for additional information) and (ii) contingent commissions and incentive compensation expenses. Slightly offsetting the increase was the recognition of $2.9 million of profit commission in accordance with the terms of the HO QS Arrangement.
Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at September 30, 2014 and December 31, 2013:

($ millions)	September 30, 2014	December 31, 2013	Change
Personal insurance segment:
Personal auto	$181.4	$188.8	$(7.4)
Homeowners	21.3	24.3	(3.0)
Other personal	10.0	10.6	(0.6)
Total personal	212.7	223.7	(11.0)
Business insurance segment:
Commercial auto	80.6	83.4	(2.8)
Commercial multi-peril	97.8	91.5	6.3
Fire & allied lines	24.4	22.1	2.3
Other & product liability	158.1	159.8	(1.7)
Other business	3.4	2.8	0.6
Total business	364.3	359.6	4.7
Specialty insurance segment:
Excess & Surplus property	9.5	7.4	2.1
Excess & Surplus casualty	64.4	61.1	3.3
Programs	147.5	150.7	(3.2)
Workers’ compensation	153.8	148.3	5.5
Total specialty	375.2	367.5	7.7
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$952.2	$950.8	$1.4

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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At September 30, 2014, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2013 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2014 and December 31, 2013:

($ millions)	September 30, 2014	% of Total	December 31, 2013	% of Total
Cash and cash equivalents	$82.2	3.4	$80.3	3.4
Fixed maturities, at fair value:
Fixed maturities	1,664.3	69.2	1,630.6	69.9
Treasury inflation-protected securities	202.7	8.4	199.5	8.6
Total fixed maturities	1,867.0	77.6	1,830.1	78.5
Notes receivable from affiliate (a)	70.0	2.9	70.0	3.0
Equity securities, at fair value:
Large-cap securities	235.6	9.8	194.4	8.4
Small-cap securities	61.5	2.6	70.9	3.0
Total equity securities	297.1	12.4	265.3	11.4
Other invested assets, at fair value:
International funds	76.2	3.2	74.2	3.2
Other invested assets	7.2	0.3	6.7	0.3
Total other invested assets, at fair value	83.4	3.5	80.9	3.5
Other invested assets, at cost	5.3	0.2	5.0	0.2
Total portfolio	$2,405.0	100.0	$2,331.6	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$43.9	$44.5
Due after 1 year through 5 years	382.8	398.1
Due after 5 years through 10 years	276.6	290.2
Due after 10 years	649.7	663.1
U.S. government agencies residential mortgage-backed securities	462.5	471.1
Total	$1,815.5	$1,867.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.68 and 4.83 as of September 30, 2014 and December 31, 2013, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2014 and 2013:

($ millions)	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013
Gross investment income:
Fixed maturities	$16.1	$16.2	$49.4	$48.2
Equity securities	1.6	1.9	4.7	4.7
Other	1.7	1.3	4.4	4.1
Total gross investment income	19.4	19.4	58.5	57.0
Less: Investment expenses	0.5	0.6	1.5	1.6
Net investment income	$18.9	$18.8	$57.0	$55.4

Average invested assets (at cost)	$2,158.0	$2,122.0	$2,144.1	$2,136.3
Annualized investment yield	3.5%	3.5%	3.5%	3.5%
Annualized investment yield, after tax	2.7%	2.8%	2.7%	2.7%
Net investment income, after tax	$14.4	$14.6	$43.4	$43.1
Effective tax rate	23.8%	22.1%	23.9%	22.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and nine months ended September 30, 2014 and 2013:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.1	$33.6	$0.4	$14.4	$2.6	$135.4	$1.6	$72.6
Equity securities	3.2	9.2	7.9	28.6	17.9	71.8	17.9	69.0
Other invested assets	—	—	0.1	0.1	0.1	0.1	0.1	0.1
Total realized gains	3.3	42.8	8.4	43.1	20.6	207.3	19.6	141.7
Realized losses:
Equity securities:
Sales	(0.6)	3.0	(0.3)	2.5	(0.7)	5.3	(1.0)	6.7
OTTI	(1.1)	—	(0.3)	—	(2.3)	—	(2.6)	—
Fixed maturities
Sales	—	—	(0.3)	5.2	—	—	(0.3)	5.2
Total realized losses	(1.7)	3.0	(0.9)	7.7	(3.0)	5.3	(3.9)	11.9
Net realized gain on investments	$1.6	$45.8	$7.5	$50.8	$17.6	$212.6	$15.7	$153.6

During the first nine months of 2014, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2013 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2014 and 2013.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2014:

($ millions, except # of positions)	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	1	$(0.3)
Small-cap securities	13	(1.1)	30	(2.0)
Total other-than-temporary impairments	13	$(1.1)	31	$(2.3)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2014, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2014:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$294.9	$13.8	29	$(3.1)	22	$305.6
Obligations of states and political subdivisions	752.8	25.9	252	(1.3)	31	777.4
Corporate securities	305.3	10.7	64	(3.1)	17	312.9
U.S. government agencies residential mortgage-backed securities	462.5	11.7	91	(3.1)	32	471.1
Total fixed maturities	1,815.5	62.1	436	(10.6)	102	1,867.0
Equity securities:
Large-cap securities	183.0	52.6	33	—	—	235.6
Small-cap securities	48.4	13.1	74	—	—	61.5
Total equity securities	231.4	65.7	107	—	—	297.1
Other invested assets	50.4	33.0	3	—	—	83.4
Total available-for-sale investments	$2,097.3	$160.8	546	$(10.6)	102	$2,247.5

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income (loss) at September 30, 2014 and December 31, 2013, and the change in unrealized holding gains, net of deferred tax, for the three months ended September 30, 2014:

($ millions)	September 30, 2014	December 31, 2013	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$51.5	$26.1	$25.4
Equity securities	65.7	68.7	(3.0)
Other invested assets	33.0	31.4	1.6
Unrealized gains	150.2	126.2	24.0
Net deferred federal income tax liability (less valuation allowance)	(49.9)	(41.6)	(8.3)
Unrealized gains, net of tax	$100.3	$84.6	$15.7

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2014 and December 31, 2013.
As of September 30, 2014, Level 3 assets as a percentage of total assets were 0.4% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2014 and 2013, respectively.

($ millions)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Income before federal income taxes	$13.1	$18.7	$43.9	$45.0

Current tax expense	1.2	0.2	1.9	0.6
Deferred tax expense	1.4	3.6	8.2	8.0
	2.6	3.8	10.1	8.6
Valuation allowance	(1.4)	(3.6)	(8.2)	(8.0)
Total federal income tax expense	1.2	0.2	1.9	0.6
Net income	$11.9	$18.5	$42.0	$44.4

For the three and nine month periods ended September 30, 2014, we recorded current tax expense of $1.2 million and $1.9 million, respectively, compared to $0.2 million and $0.6 million for the same 2013 periods, related to the Alternative Minimum Tax ("AMT"). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. While we currently have both regular tax and AMT tax net operating loss ("NOL") carryforwards, the Internal Revenue Code only permits a 90% offset of the AMT obligation; compared to a 100% offset of the regular tax obligation. The disallowed utilization of the 10% portion of the AMT NOL represents our current tax expense. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the three and nine month periods ended September 30, 2014 and 2013.
In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.
Based on ASC 740 intra-period tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2014 and 2013 is as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Continuing operations	$(1.4)	$(3.6)	$(8.2)	$(8.0)
Other comprehensive income	6.8	(3.4)	—	8.0
Change in valuation allowance	$5.4	$(7.0)	$(8.2)	$—

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2014.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2014 and December 31, 2013, we had $82.2 million and $80.3 million, respectively, in cash and cash equivalents, and $2,247.5 million and $2,176.3 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.8 million and $8.7 million, respectively, of securities on deposit with insurance regulators as required by law at September 30, 2014 and December 31, 2013; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $41.6 million and $37.7 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Net cash used in investing activities was $29.7 million and $17.0 million for the nine months ended September 30, 2014 and 2013, respectively. The change can generally be attributed to the level of purchases, sales and maturities in our investment portfolio in the first nine months of 2014 when compared to the same 2013 period.
Net cash used in financing activities was $10.0 million and $25.4 million for the nine months ended September 30, 2014 and 2013, respectively. Additional cash was used to retire the outstanding Senior Notes during the nine months ended September 30, 2013.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of September 30, 2014, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2014 and 2013 were 4.43% and 4.47%, respectively.

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
Casualty and Workers’ Compensation
At July 1, 2014, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers' compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. Excess & Surplus casualty and Programs units risks are not subject to this casualty excess of loss reinsurance agreement.
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
For Excess & Surplus casualty and Programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% (previously 87.0%) of loss in excess of $1.0 million up to $10.0 million for all primary business and excess business written directly above a primary policy, at policy limits above $1.0 million. Under Section B, as respects excess policies over another carrier's primary policy, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% (previously 87.0%) of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.   Under Section C, as respects policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits ("ECO/XPL") and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 100% of ECO/XPL and LAE coverage in excess of $1.3 million up to $4.0 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2013 Form 10-K.
Regulatory Considerations
At September 30, 2014, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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
We are involved in other lawsuits in the ordinary course of our business arising out of or otherwise related to our insurance policies. Additionally, from time to time we may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. We generally contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to our results of operations or have a material adverse effect on our consolidated financial or cash flow positions.
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

10.01
Third Amendment, effective July 1, 2014, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company

10.02
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

10.03
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr.

10.04
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano

10.05
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Jessica E. Buss

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

State Auto Financial Corporation

Date: November 5, 2014	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)