Form 10-K
period 2014-12-31
State Auto Financial CORP
filed 2015-03-03
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $361,818,623.
On February 27, 2015, the Registrant had 41,050,931 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 8, 2015 (the “2015 Proxy Statement”), which will be filed within 120 days of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2014

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

State Auto Mutual
Refers to State Automobile Mutual Insurance Company, which owns approximately 62.5% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which previously acted as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies
Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”). At the close of business on December 31, 2012, SA Florida and Beacon National were merged into Meridian Security. At the close of business on March 31, 2013, Litchfield was merged into Patrons Mutual. At the close of business on July 2, 2014, Meridian Citizens Mutual was merged into State Auto Mutual.

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

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies and, through December 31, 2012, Beacon Lloyds Insurance Company, which was dissolved as of the close of business on December 31, 2012.

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Accounting standards codification or ASC	The Codification is the single source of authoritative nongovernmental GAAP developed by the Financial Accounting Standards Board (“FASB”).

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 62.5% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
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
Marketing
We market our personal and business insurance through approximately 2,600 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.
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
SPECIALTY INSURANCE
In contrast to standard insurance markets which are characterized by regulated products, uniform coverages and more predictable exposures, specialty risks, due to the nature of the particular risk or activities of the insured, often do not lend themselves to the strict, uniform underwriting criteria of standard insurers and require unique underwriting solutions. As a result, competition in the specialty markets focuses on expertise, flexibility and customer service.
Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, through our specialty insurance segment we offer commercial coverages that require specialized product underwriting, claims handling and/or risk management services. We offer our specialty products through a distribution channel of retail agents and wholesale brokers, including program administrators and other specialty sources. Our specialty insurance products are written through our admitted and non-admitted insurers. Our units within the specialty insurance segment are Excess & Surplus ("E&S") property, Excess & Surplus ("E&S") casualty, Programs and Workers’ Compensation.
Our E&S property unit markets and underwrites specialized property exposures, primarily in the Gulf, Southeast and West regions of the United States with a focus on catastrophe exposed risks.  Individual risk catastrophe modeling, specialized underwriters, underwriting guidelines and specialized rating plans are leveraged.  In addition, catastrophe portfolio exposure management is utilized to produce the optimal portfolio of risk. Coverages offered by this unit are property and general liability.
Our E&S casualty unit markets and underwrites commercial exposures that have unique insurance requirements. This includes difficult to place classes of commercial business, which may require customized rates and forms, along with customized insurance programs for specialty niche and homogeneous groups of exposures. Coverages offered by this unit may include commercial auto, healthcare, umbrella, property, and general liability.
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

CLAIMS
Our claims division supports our insurance segments through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.
We employ a specialized claims model that is skills-based and focused on yielding a quality customer experience regardless of the type and severity of the claim. We staff field adjusters in locations where we have size, scale and density of claims whenever possible to control file quality and enhance customer service. We supplement our field staff with independent adjusters and appraisers in areas in which there is not sufficient volume of claims to warrant staff adjusters.
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
In addition to our internal claims adjusters, we utilize third party claims administrators (“TPAs”) to investigate, process and settle certain specialty insurance segment claims on our behalf. We primarily utilize TPAs for our program business as individual programs typically have long-standing relationships with a TPA, although we also use TPAs for our non-program specialty insurance segment business, primarily to supplement our internal capacity. As with our internal claims adjusters, claim settlement authority is established for the adjusters, supervisors and managers within each TPA. Claims handling and reporting guidelines are established and provided to each TPA. Members of our internal claims staff perform periodic reviews of individual claim files produced by each TPA for compliance with such established claims handling and reporting guidelines.
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

GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2014:

State	% of Total
Ohio	10.2%
Texas	9.2
Kentucky	6.1
Florida	5.3
Indiana	4.3
Minnesota	4.2
Tennessee	4.0
Connecticut	3.8
Illinois	3.5
California	3.4
Pennsylvania	3.4
Maryland	3.3
Michigan	3.2
South Carolina	3.0
All others (1)	33.1
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2014.
MANAGEMENT AGREEMENT
Through various management and cost sharing agreements, State Auto P&C provides employees to perform all organizational, operational and management functions for the State Auto Group, while State Auto Mutual provides certain operating facilities, including our corporate headquarters.
Our primary management agreement, which we refer to as the 2005 Management Agreement, has a ten-year term and renews for an additional ten-year period unless terminated sooner in accordance with its terms. Effective January 1, 2015, this agreement was renewed for an additional ten years. If the 2005 Management Agreement was terminated for any reason, we would have to relocate our facilities to continue our operations. See “Properties” included in Item 2 of this Form 10-K.
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
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2014, 2013 and 2012:

($ millions)	Year Ended December 31
	2014	2013	2012
Beginning of Year:
Loss and loss expenses payable	$959.9	$942.2	$907.1
Less: Reinsurance recoverable on losses and loss expenses payable	9.1	13.5	25.5
Net losses and loss expenses payable(1)	950.8	928.7	881.6
Provision for losses and loss expenses occurring:
Current year	726.2	741.0	795.2
Prior years(2)	45.1	(21.2)	(16.9)
Total	771.3	719.8	778.3
Loss and loss expense payments for claims occurring during:
Current year	373.2	355.0	397.2
Prior years	375.3	342.7	334.0
Total	748.5	697.7	731.2
End of Year:
Net losses and loss expenses payable	973.6	950.8	928.7
Add: Reinsurance recoverable on losses and loss expenses payable	9.6	9.1	13.5
Losses and loss expenses payable(3)	$983.2	$959.9	$942.2

(1)	Includes net amounts assumed from affiliates of $438.0 million, $435.1 million, and $376.8 million at beginning of year 2014, 2013, and 2012, respectively.
(2)
This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $494.3 million, $438.0 million, and $435.1 million at end of year 2014, 2013, and 2012, respectively.
The following table sets forth our development of loss reserves from 2004 through 2014. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.
The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2014, we have paid 77.2% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2004.
The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.
The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2004 loss reserve has developed $104.9 million or 16.0% redundant through December 31, 2014. This $104.9 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2006, on claims incurred in 2006 includes the cumulative redundancy or deficiency for years 2004, 2005 and 2006. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. While we have historically experienced cumulative redundancies, we experienced a cumulative deficiency of $45.1 million and $34.0 million for 2013 and 2012, respectively, primarily due to RED reserve strengthening within our specialty insurance segment. During 2014 and 2013, we strengthened RED reserves by $96.7 million, including the net cost of the ADC reinsurance agreement, and $21.3 million for 2013. The RED reserve strengthening was primarily related to the two largest terminated RED programs, the restaurant and commercial trucking programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loss and LAE Development” and Note 4, “Losses and Loss Expenses Payable” to our consolidated financial statements included in Item 8 of this Form 10-K for further information.
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

($ millions)	Years Ended December 31
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability for losses and loss expenses payable	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8	$973.6
Paid (cumulative) as of:
One year later	31.6%	34.9%	34.9%	31.7%	34.9%	35.5%	40.8%	37.9%	36.9%	39.5%	—
Two years later	48.4%	51.1%	50.5%	49.4%	53.2%	53.2%	58.2%	57.3%	59.7%
Three years later	59.9%	60.9%	60.4%	62.6%	62.7%	63.5%	68.0%	70.5%
Four years later	66.1%	66.0%	67.8%	69.1%	68.5%	69.0%	74.2%
Five years later	69.2%	70.3%	71.3%	73.7%	72.0%	72.0%
Six years later	72.3%	72.7%	74.3%	76.1%	74.0%
Seven years later	73.8%	74.9%	75.9%	77.8%
Eight years later	75.6%	76.0%	77.2%
Nine years later	76.5%	76.9%
Ten years later	77.2%
Net liability re-estimate as of:
One year later	93.3%	89.9%	91.7%	95.8%	92.7%	92.1%	96.2%	98.1%	97.7%	104.7%	—
Two years later	87.6%	86.4%	90.5%	93.7%	89.5%	89.1%	94.0%	96.1%	103.7%
Three years later	86.9%	85.6%	88.8%	91.9%	87.9%	87.8%	92.4%	98.2%
Four years later	86.2%	85.3%	87.4%	90.8%	87.1%	86.9%	92.0%
Five years later	85.5%	84.7%	86.9%	90.2%	86.8%	86.0%
Six years later	85.2%	84.4%	86.7%	90.0%	86.3%
Seven years later	84.4%	84.2%	86.7%	89.5%
Eight years later	84.2%	84.2%	86.3%
Nine years later	84.2%	84.0%
Ten years later	84.0%
Cumulative redundancy (deficiency)	$104.9	$114.1	$90.4	$67.7	$105.7	$115.0	$69.9	$16.0	$(34.0)	$(45.1)	—
Cumulative redundancy (deficiency)	16.0%	16.0%	13.7%	10.5%	13.7%	14.0%	8.0%	1.8%	(3.7)%	(4.7)%	—

Gross* liability—end of year	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4	$1,411.9	$1,435.8	$1,472.7	$1,462.5
Reinsurance recoverable	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9	$488.9
Net liability—end of year	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8	$973.6
Gross liability re-estimated— latest	87.8%	87.5%	89.2%	93.0%	89.3%	88.3%	95.3%	94.5%	99.5%	100.4%	—
Reinsurance recoverable re-estimated—latest	94.8%	93.7%	94.4%	98.8%	94.8%	92.2%	101.0%	88.4%	92.0%	92.5%	—
Net liability re-estimated— latest	84.0%	84.0%	86.3%	89.5%	86.3%	86.0%	92.0%	98.2%	103.7%	104.7%	—
* Gross liability includes: Direct and assumed losses and loss expenses payable.
As the Pooling Arrangement provides for the right of offset, we have reported losses and loss expenses payable ceded to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in our consolidated financial statements at each balance sheet date:

($ millions)	December 31
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reinsurance recoverable	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9	$488.9
Amount netted against assumed from State Auto Mutual	$324.6	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4	$504.8	$493.6	$512.8	$479.3
Net reinsurance recoverable	$25.9	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8	$25.5	$13.5	$9.1	$9.6

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
The Risk Management and Own Risk Solvency Assessment Model Act ("ORSA"), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. We will file an ORSA Summary Report, supported by internal risk management materials, with state regulators later in 2015 and annually thereafter.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $77.8 million is available in 2015 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $20.0 million and $10.0 million in 2014 and 2013, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 11 to our consolidated financial statements included in Item 8 of this Form 10-K.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2014 which would materially impact our business.
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
In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2014, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
On January 12, 2015, the Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”), was extended until 2020.   Under the Terrorism Acts, commercial property and casualty insurers like State Auto Group, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury.  For 2015, the aggregate industry loss minimum is $100.0 million and will increase by $20.0 million annually beginning in 2016 to $200.0 million in 2020. The Terrorism Acts require insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2015 subject to an annual industry-wide cap of $100.0 billion. This retention will increase, beginning on January 1, 2016, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year.  Policyholders may choose to reject terrorism coverage (terrorism coverage is mandatory for workers’ compensation). If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents. Beginning in 2016, insurers participating in the Terrorism Acts will be required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses; (ii) premiums earned on such coverage; (iii) geographical location of exposures; (iv) pricing of such coverage; (v) the take-up rate for such coverage; and (vi) the amount of private reinsurance for acts of terrorism purchased.  See “Risk Factors-Terrorism” in Item 1A of this Form 10-K.
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
EMPLOYEES
As of February 27, 2015, we had approximately 2,274 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.

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
Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	64	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present.	2006
Steven E. English, Senior Vice President and Chief Financial Officer	54	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Joel E. Brown, Senior Vice President, Standard Lines	57	Senior Vice President, Standard Lines, of STFC and State Auto Mutual, 8/13 to present; Vice President, Standard Lines of STFC and State Auto Mutual, 1/11 to 7/13; Vice President, Personal Lines, and Regional Vice President of STFC and State Auto Mutual, 1/01 to 1/11.	2011
Jessica E. Buss, Senior Vice President, Specialty Lines	43	Senior Vice President, Specialty Lines, of STFC and State Auto Mutual, 8/13 to present; Vice President, Specialty Lines of STFC and State Auto Mutual, 1/11 to 7/13; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11.	2011
Clyde H. Fitch, Jr., Senior Vice President and Chief Sales Officer	64	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present.	2007
Stephen P. Hunckler, Senior Vice President and Chief Claims Officer	56	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Claims Officer of STFC and State Auto Mutual, 8/09 to present; Vice President of STFC and State Auto Mutual, 8/09 to 7/13, Chief Claims Officer of Balboa Insurance Group 8/06 to 8/09.	2011
Cynthia A. Powell, Senior Vice President and Chief Risk Officer	54	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Risk Officer of STFC and State Auto Mutual, 6/12 to present; Vice President of State Auto Mutual, 3/00 to 7/13; Vice President of STFC, 5/00 to 7/13; Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 6/06 to 6/12.	2000
Lyle D. Rhodebeck, Senior Vice President, Director of Operations	57	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President, Director of Operational Effectiveness, 01/08 to present.	2008
Lorraine M. Siegworth, Senior Vice President and Chief Strategy & Organization Effectiveness Officer	47	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Strategy & Organization Effectiveness Officer of STFC and State Auto Mutual, 11/06 to present; Vice President of STFC and State Auto Mutual, 11/06 to 7/13.	2006
James A. Yano, Senior Vice President, Secretary and General Counsel	63	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Secretary and General Counsel of STFC and State Auto Mutual, 4/07 to present; Vice President of STFC and State Auto Mutual, 4/07 to 7/13	2007
Scott A. Jones, Vice President and Chief Investment Officer	50	Vice President and Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12; Portfolio Manager of STFC and State Auto Mutual for more than five years prior to 8/09.	2012
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	49	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; Vice President, Corporate Finance and Accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13; Senior Vice President and E&S Segment Chief Financial Officer of Argo Group International Holdings, Ltd. 6/05 to 2/10.	2013
(1)	Age as of March 3, 2015.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors
Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance. If any risks or uncertainties discussed below develop into actual events, then such events could have a material adverse effect on our business, reputation, liquidity, capital resources, financial position or results of operations. In that case, the market price of our stock could decline materially.
In the discussion below, we have organized risks according to categories of risk factors; however, many of the risks may have correlations and ramifications in more than one category. For example, the timely availability of sufficient, reliable data and information is included in Underwriting and Pricing, yet may also affect a number of risk factor categories. The categories, therefore, should be viewed as a starting point for understanding the significant risks we face, not as a limitation on the potential impact of risks.
The risk factors might affect, alter, or change actions we take in developing or executing our strategies, including, but not limited to capital management. We employ a number of risk management approaches to reduce our exposure to risk, all of which have inherent limitations. The failure of our risk management actions could have material adverse effects on our business, reputation, liquidity, capital resources, financial position or results of operations.
The following list of risk factors is not exhaustive and others may exist or develop. This information should be carefully considered together with the other information included in this report and in other reports and materials we file with the SEC, as well as news releases and other information we publicly disseminate from time to time.
RESERVES
If our estimated liability for losses and loss expenses is incorrect, our loss reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.
We establish loss reserves based on actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of the liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the loss reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal developments and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag, or changes in the report lag, between the occurrence of an insured event and the time a claim is actually reported to us. We refine loss reserve estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to loss reserves in the results of operations for the periods in which the estimates are changed. In establishing loss reserves, we take into account estimated recoveries for reinsurance, salvage and subrogation.
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
CATASTROPHE LOSSES AND GEOGRAPHIC CONCENTRATIONS
The occurrence of catastrophic events could cause volatility in our results of operations and could materially reduce our level of profitability and adversely affect our liquidity and financial position.
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
The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines, commercial property and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, as well as earthquakes and hurricanes affecting the United States. Our 2014 and 2013 results reflected decreases in weather-related catastrophe losses when compared to 2012; however, there can be no assurance that a favorable trend will continue in future years. In 2012, the largest catastrophe or series of catastrophes affecting STFC's results of operations were as follows: in 2012, losses related to wind and hail activity from a tornado in March, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri, in April, and wind activity from a storm in the Midwest and Mid-Atlantic states in June resulted in approximately $50.5 million in pre-tax losses.
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
Along with others in the industry, we utilize catastrophe models developed by third party vendors to help assess and manage our exposure to catastrophe losses. Such models assume various conditions and probability scenarios and use historical information about catastrophic events, along with detailed information about our business. While we use modeling information in connection with our pricing and risk management activities, there are limitations with respect to the models’ usefulness in predicting losses in any reporting period. Such limitations are evidenced by the occurrence of significant variations in estimates between models and modelers; material increases or decreases in model results due to changes and refinements of the underlying data elements and assumptions; and differences observed between the results of actual event conditions and modeled expectations. Climate change, to the extent it affects changes in weather patterns, could impact the frequency or severity of weather events. Some industry commentators have expressed concerns that hydraulic fracturing or “fracking,” a process which involves drilling deep underground wells and injecting water, chemicals and sand into the rock formations in order to extract oil and gas, may cause seismic activity which, among other things, may affect the frequency of earthquakes. We view fracking as a potential emerging risk facing the industry.
Our ongoing catastrophe management efforts could negatively impact growth to the extent constraints on property exposures are deemed necessary in certain territories. In addition, due to the potential impact on cross-selling opportunities, new business growth in auto or other lines of business could be negatively affected.
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
Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the timely availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable accuracy;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow company underwriting guidelines;

•	our ability to innovate with new product and/or pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to accurately predict consumer behavior, such as policyholder retention;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices, including our ability to recognize and respond to fraudulent or inflated claims;

•	changing driving patterns for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	technological innovations in automobiles, such as accident avoidance systems and advances leading to autonomous cars;

•	changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
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
CREDIT AND FINANCIAL STRENGTH RATINGS
A downgrade in our financial strength ratings may negatively affect our business and reputation and a downgrade in our credit rating could negatively affect the cost and availability of debt financing.
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
Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The State Auto Group’s current financial strength rating from A.M. Best is A (Excellent) with a negative outlook. The State Auto Group’s current financial strength rating from Moody’s is A3 with an under review for downgrade outlook and from Standard & Poor’s is BBB+ with a negative outlook.

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
We depend in large part on our technology and telecommunication systems for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology and telecommunication systems and on their continued development and enhancement to support our business processes and strategic initiatives in a cost effective manner. We implemented a new claims system for most lines of business during 2013. This initiative involved a significant commitment of resources. This new system is intended to add functionality and increase our claims efficiency with improved file quality. However, there can be no certainty that all such intended benefits will be fully realized.
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
If we are unable to effectively execute our top initiatives and projects, we may not meet organizational objectives due to cost overruns, missed project milestones, defects and/or failing to deliver the desired business value.
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2013, we began planning a multi-year business and technology transition to consolidate all of our policy administration and billing systems. The transition is not expected to be complete for several years. For this initiative, we are partnering with a third party which specializes in providing core system software to the insurance industry. The new technology platform is intended to provide us with quicker speed to market, improve ease of doing business for our policyholders, agents and brokers, lower our costs for maintenance and product introductions and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2015 and beyond.

If we experience difficulties with outsourcing, or other third party relationships, our ability to conduct business might be negatively impacted.
During 2014, we transitioned the support and maintenance of information technology legacy systems to a third party vendor. This decision was designed to advance our application and support capabilities, while delivering an improved customer experience. However, there can be no assurance that these desired objectives will be achieved. If the third party provider fails to perform as expected, we may experience operational difficulties, service problems or increased costs.
From time to time we may outsource certain other business, information technology or administrative functions, or otherwise rely on certain third parties for the performance of such functions, for efficiency and cost saving purposes. If we fail to develop and implement our sourcing strategies or our third party providers fail to perform as expected, we may experience operational difficulties, increased costs, and a loss of business that may have a material adverse effect on our results of operations or financial condition.
VENDOR MANAGEMENT
Loss of key vendor relationships or failure of a vendor to perform as anticipated or to protect personal information of our customers, claimants or employees could negatively affect our operations.
We rely on services and products provided by various vendors.  In the event that one or more of our vendors becomes unable to continue to provide products or services as anticipated, we may suffer operational impairment and financial loss.  If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage.
CYBER-SECURITY THREATS
Our highly automated and networked organization is subject to cyber-terrorism and a variety of other cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material adverse effect on our operations.
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
We have established a business continuity plan that is designed to continue our core business operations in the event that normal business operations cannot be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to meet the needs of our core business operations and address multiple business interruption events, there is no assurance that we will be able to perform our core business operations upon the occurrence of such an event, which may result in a material adverse effect on our reputation, financial position and results of operations.
REINSURANCE
Reinsurance may not be available, collectible or adequate to protect us against losses, or may cause us to constrain the amount of business we underwrite in certain lines of business and locations.
We use reinsurance to help manage our exposure to insurance risks and to manage our capital. There can be no assurance that our use of reinsurance effectively meets our strategic business objectives. The availability, policy conditions and cost of reinsurance are subject to prevailing market conditions, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. Ceded reinsurance arrangements do not eliminate our obligation to pay claims. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims. With respect to catastrophic or other loss, if we experience difficulty collecting from reinsurers or obtaining additional reinsurance in the future, we will bear a greater portion of the total financial responsibility for such loss, which could materially reduce our profitability or harm our liquidity and financial condition.
As described in more detail elsewhere in this Form 10-K, the State Auto Group entered into a one-year property aggregate excess catastrophe reinsurance agreement, effective January 1, 2015, with a syndicate of reinsurers covering property business underwritten by our personal insurance and business insurance segments. This reinsurance agreement excludes property risks underwritten by our specialty insurance segment. This reinsurance agreement replaces the homeowner quota share reinsurance agreement that had been in place for the prior three years. Under that quota share reinsurance agreement, which expired in accordance with its terms on December 31, 2014, we had ceded to reinsurers 75% of our homeowner business during the term of the agreement.
The one-year property aggregate excess catastrophe reinsurance agreement provides reinsurance coverage to the State Auto Group of $75.0 million during 2015 for the ISO's PCS numbered catastrophes and certain other weather-related events after the State Auto Group's retention of $165.0 million. Individual occurrences are not subject to an occurrence deductible, but are subject to a maximum amount of $55.0 million consistent with the Group's retention under the existing property catastrophe excess of loss reinsurance agreement.
As described in more detail elsewhere in this Form 10-K, the State Auto Group entered into an ADC reinsurance agreement to protect against adverse development of loss and ALAE reserves for the terminated RED restaurant program. The ADC reinsurance agreement provides the State Auto Group with $40.0 million of adverse development cover in excess of the carried reserves for the terminated RED restaurant program at December 31, 2014.
CYCLICAL NATURE OF THE INDUSTRY
The property and casualty insurance industry is cyclical, which may cause fluctuations in our operating results.
The property and casualty insurance industry, particularly business insurance, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable expected returns. Accordingly, our commercial and specialty lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Our specialty insurance segment markets and underwrites commercial exposures through wholesale brokers, program administrators and other specialty sources. The reaction of these distribution channels to price competition may result in the movement of business and volatility of premium revenues.
The personal lines businesses are characterized by an automated underwriting cycle of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins initially decline in periods of increasing loss costs.
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
Economic conditions affect consumer behavior. For example, a decrease in gas prices may result in consumers driving more miles, leading to a possible increase in auto claim frequency. Negative economic conditions may cause consumers and businesses to decrease their spending, which may impact the demand for insurance products. For example, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. High levels of unemployment have a tendency to cause the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost healthcare benefits. Similarly, uninsured and underinsured motorist claims may rise. Vacated homes and business properties pose increased insurance industry risk.
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
DISTRIBUTION SYSTEM
Our retail agents, who are part of the independent agency distribution channel, are our sole distribution method for our personal and business insurance segments. Our exclusive use of such distribution may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through other means, such as the internet, rather than through agents.
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
Because our specialty insurance segment business is dependent upon wholesale brokers, managing general agents and retail agents, we are exposed to certain risks arising out of these distribution channels that could cause our results to be adversely affected.
We market and distribute our specialty insurance segment products through wholesale agents and managing general agents to whom we have granted quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. While we have established and provided these wholesale agents and managing general agents with pre-established underwriting guidelines, if they fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations.
Additionally, in any given period we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services. Likewise, in certain jurisdictions, when the insured remits premium payments to our agent or broker in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with certain agents and brokers with whom we transact business.

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
Currently the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, or repeal of McCarran-Ferguson Act (which largely exempts the insurance industry from the federal antitrust laws), could significantly impact the insurance industry and us. In February 2013, the Department of Housing and Urban Development finalized a federal regulation introducing disparate impact criteria to the sale of homeowners insurance. Such regulation may have a negative effect on our underwriting and pricing of homeowners insurance, as it puts in jeopardy the use of longstanding, sound actuarial factors. We are continuing to monitor the impact of this legislation.
The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office is a separate office within the United States Department of Treasury. The primary objective of the Federal Insurance Office is to monitor all aspects of the insurance industry. The Federal Insurance Office also coordinates and develops federal policy on international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program. However, the Federal Insurance Office lacks regulatory authority, and it is not clear how this federal office will coordinate and interact with the NAIC or state insurance regulators. In December 2013, the Federal Insurance Office issued a report on regulatory modernization.  The report concluded that the regulatory debate at present is not whether insurance regulation should be state-based or regulated by the federal government, but, whether there are areas in which the federal government's involvement in regulation under the state-based approach would be beneficial.  The report recommended 18 areas for short-term insurance regulation improvement, centering around capital adequacy, reform of insurer resolution practices and marketplace regulation, and nine areas of direct federal government involvement in regulation.  Industry response to the report has been mixed.  It is uncertain what regulatory changes may ultimately result from the report and what impact such changes may have on the industry and to us.
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
We are subject to the tax laws and regulations of the United States federal, state and local governments. Tax legislative initiatives by these governmental bodies, including actions by departments of insurance, taxing authorities and other state and local agencies, to change the current tax structure or to increase taxes, assessments and other revenue-generating fees may increase the cost of doing business in those jurisdictions.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers' compensation policies. Insureds with non-workers' compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2014, over 90% of our commercial lines non-workers' compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Furthermore, our reinsurers could experience significant losses as a result of terrorist attacks, potentially jeopardizing their ability to pay losses ceded to them and reducing the availability of reinsurance. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents.
INVESTMENTS
The performance of our investment portfolios is subject to various investment risks, such as market, credit, concentration, liquidity, and interest rate risks. Such risks could result in material adverse effects to our results of operations, cash flows and financial position.
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
EMPLOYEES
Our ability to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to our success, as is our ability to effectively plan for the succession and transition of key executives and subject matter experts.
Our success depends on our ability to attract, train, develop and retain talented, ethical, diverse employees, including executives and other key managers in a specialized industry. The loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business. Effective succession planning is important to assure the timely, competent replacement of retiring or transitioning senior executives and other departing management talent and subject matter experts.
Talent management is a key consideration in our specialty insurance segment, which requires specialized product underwriting, claims handling and risk management services and involves distribution through channels other than our retail agents. Other business units also focus on specialized technical or analytical skills.
Our success also depends on our ability to maintain and improve the effectiveness of our staff. Our ability to do so may be impaired as a result of a variety of internal and external factors which affect employees and the employment marketplace, as well as our ability to recognize and respond to changing trends and other circumstances that affect our employees. In addition, we must forecast the changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or the failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to execute and effectively service our business) in one or more business units or locations. In either event, our financial results could be materially adversely affected.
CONTROL BY OUR PARENT COMPANY
State Auto Mutual owns a significant interest in us and may exercise its control in a manner detrimental to your interests.
As of December 31, 2014, State Auto Mutual owned approximately 62.5% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
COMPETITION
Our industry is highly competitive, which could adversely affect our sales and profitability.
The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations and brands supported by extensive media advertising. Many of our competitors have substantially greater financial, technical and operating resources and market share than us. We may not be able to effectively compete, which could adversely affect our sales and profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as usage-based auto insurance or new entrants into the insurance marketplace could potentially result in reduced market share or adverse selection. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace which may adversely affect our competitive position. Social media, for example, could be potentially utilized in a manner which negatively affects our reputation with current or prospective policyholders and agents.
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
Item 3. Legal Proceedings
The following describes a pending class action legal proceeding in which we are a party:
In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs claim that in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and Plaintiffs allege that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs sought compensatory and punitive damages to be determined by the court, as well as class certification. On February 2, 2015, the Court struck the class allegations, and on February 13, 2015, the Court stayed the proceedings to allow the parties to engage in settlement discussions.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 27, 2015, there were 1,258 shareholders of record of our common shares.
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

2014	High	Low	Dividend
First Quarter	$22.85	$18.35	$0.10
Second Quarter	23.62	20.01	0.10
Third Quarter	25.43	20.30	0.10
Fourth Quarter	24.00	19.36	0.10

2013	High	Low	Dividend
First Quarter	$17.99	$14.10	$0.10
Second Quarter	19.77	15.48	0.10
Third Quarter	23.10	17.56	0.10
Fourth Quarter	22.61	18.65	0.10

(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2009, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
STFC	100.00	97.67	79.44	90.68	131.73	140.38
NASDAQ Index	100.00	118.15	117.22	137.90	193.29	221.96
NASDAQ Ins. Index	100.00	118.13	124.81	145.69	191.08	211.24

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2014	2013	2012	2011*	2010*
Statement of Income Data — GAAP Basis:
Earned premiums	$1,074.1	1,055.0	1,042.1	1,428.8	1,257.2
Net investment income	$74.7	72.8	75.4	85.4	80.8
Total revenues	$1,172.7	1,153.0	1,150.1	1,553.7	1,355.1
Net income (loss)	$107.4	60.8	10.7	(160.7)	24.4
Earned premium growth	1.8%	1.2	(27.1)	13.6	6.9
Return on average invested assets(1)	3.5%	3.4	3.5	3.6	3.6
Balance Sheet Data — GAAP Basis:
Total investments	$2,357.9	2,251.3	2,268.4	2,229.9	2,307.1
Total assets	$2,766.9	2,496.4	2,477.8	2,764.4	2,701.4
Total notes payable	$100.8	100.8	115.9	116.4	116.8
Total stockholders’ equity	$872.9	785.0	737.2	723.8	831.2
Common shares outstanding	40.9	40.7	40.5	40.3	40.1
Return on average equity	13.0%	8.0	1.5	(20.7)	2.9
Debt to capital ratio	10.4%	11.4	13.6	13.9	12.3
Per Common Share Data — GAAP Basis:
Basic EPS	$2.63	1.50	0.26	(4.00)	0.61
Diluted EPS	$2.60	1.49	0.26	(4.00)	0.61
Cash dividends per share	$0.40	0.40	0.55	0.60	0.60
Book value per share	$21.32	19.27	18.22	17.95	20.71
Common Share Price:
High	$25.43	23.10	16.91	18.35	20.38
Low	$18.35	14.10	12.21	10.09	13.40
Close at December 31	$22.22	21.24	14.94	13.59	17.42
Close price to book value per share	1.04	1.10	0.82	0.76	0.84
GAAP Ratios:
Loss and LAE ratio	71.8%	68.2	74.7	82.6	70.8
Expense ratio	33.7%	33.6	33.2	33.9	33.8
Combined ratio	105.5%	101.8	107.9	116.5	104.6
Statutory Ratios:
Loss and LAE ratio	71.6%	68.5	74.8	82.4	70.3
Expense ratio	34.4%	34.5	33.6	33.9	32.9
Combined ratio	106.0%	103.0	108.4	116.3	103.2
Net premiums written to surplus	1.5	1.4	1.7	2.1	1.7
(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective December 31, 2011, January 1, 2011 and 2010.
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
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2014 is set forth in this Item 7 and in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
Our 2014 results reflect a number of the actions we took in the fourth quarter of 2014 to address certain issues that impacted our financial performance in recent years and overshadowed improvement in our overall underwriting performance. We replaced the HO QS Arrangement (defined and described below) with a one year property aggregate excess catastrophe reinsurance agreement and entered into an adverse development cover ("ADC") reinsurance agreement to provide protection against adverse development related to the terminated RED restaurant program business in run-off. We believe the ADC reinsurance agreement, combined with the actions taken to strengthen our RED reserves during 2014, reduces the likelihood of RED underwriting results materially impacting our future results. In addition, our cumulative profitability since 2011, among other factors, led management to conclude that the valuation allowance against our net deferred tax assets was no longer necessary. As a result, the valuation allowance was reversed, resulting in increases to both GAAP equity and statutory surplus. Finally, our 2014 results benefited from below average catastrophe losses and price increases across all lines and segments.
Replacement of HO QS Arrangement
The HO QS Arrangement, which was put in place in 2011, provided capital support and additional catastrophe protection over the past three years, over which time we undertook a number of actions aimed at improving the financial performance of our homeowners line. See the “Personal Insurance Segment” discussion included in this Item 7 for further information. Since 2011, the financial performance of our homeowners line improved due to the actions we undertook as well as improved weather. We evaluated various reinsurance structures to replace the expired HO QS Arrangement, ultimately entering into a one-year property aggregate excess catastrophe reinsurance agreement effective January 1, 2015. Because we believe our homeowners line is positioned to generate adequate margins to absorb weather volatility, we are not willing to cede those margins to reinsurers as we would under a quota share arrangement. The one-year property aggregate excess catastrophe reinsurance agreement provides protection against significant downside earnings risk resulting from the occurrence of multiple catastrophe events such as those that materially impacted our 2011 results.
RED Reserve Strengthening and ADC
For 2014, we strengthened loss and ALAE reserves related to the terminated RED program business in run-off by a total of $96.7 million, which included the net cost of the ADC reinsurance agreement. The majority of the reserve strengthening related to the two largest terminated RED programs, the restaurant and commercial trucking programs. In addition, the State Auto Group entered into the ADC reinsurance agreement to protect against adverse development of loss and ALAE reserves for the restaurant program. The ADC reinsurance agreement provides the State Auto Group with $40.0 million of adverse development cover in excess of the restaurant program’s carried reserves at December 31, 2014.
Net Deferred Tax Assets Valuation Allowance
Since the second quarter of 2011, STFC has carried a valuation allowance against its net deferred tax assets. At December 31, 2013, the was $82.6 million. Management periodically evaluates STFC's deferred tax assets to determine if they are realizable based upon available evidence, both positive and negative. When evaluating the ability to realize STFC's deferred tax assets at December 31, 2014, we focused on STFC’s recent profitability, including (i) three-year cumulative pre-tax income of $98.7 million; (ii) three consecutive years of pre-tax income; and (iii) expected future profitability. We also considered the following factors, all of which were determined to have contributed to STFC’s profitability since 2011 and which we believe will contribute to future profitability: (i) the improved financial performance of our homeowners line since 2011, (ii) the expiration of the HO QS Arrangement under which we ceded a certain portion of our homeowners underwriting profits to the participating reinsurers, (iii) the actions we took (including reserve strengthening and entering into an ADC reinsurance agreement protecting against the risk of further adverse development for one of the programs) with respect to the terminated RED program business, which significantly reduced our reported financial results since 2011, (iv) increased pricing, which has contributed to improved underwriting margins, and (v) profitable growth within our specialty insurance segment, excluding the terminated RED program business. As a result of our evaluation of all of the above factors, we determined positive evidence outweighed negative evidence and concluded that the valuation allowance was no longer necessary. Accordingly, the valuation allowance as of the beginning of 2014 was reversed, resulting in an income tax benefit of $82.6 million. Management’s assessment of expected future profitability was based on management's opinion that 2014 and 2013 pre-tax operating profitability is a strong indicator of future profitability, along with the anticipated benefits from the expiration of the HO QS Arrangement and from the actions taken with respect to RED.
Personal Insurance
Remediation efforts in our homeowners line of business have resulted in improved loss and LAE ratios, higher policy premiums and fewer retail agency relationships. While these efforts resulted in declines in new business for both our homeowners and personal auto lines, renewal retention for those lines has remained stable. We are working to stabilize production and promote new business growth in these lines through the introduction of new marketing initiatives targeting our “prime of life” consumer base, but we do not anticipate these efforts to result in meaningful direct written premium growth until 2016.
Although our results were favorably impacted by fewer and less severe catastrophe events during the year, our goal is to achieve strong underwriting profitability through disciplined underwriting, responsive and adequate pricing and superior performance levels in our claim organization.
Business Insurance
Our 2014 business insurance net written premiums increased 3.8% when compared to 2013 as a result of focusing our underwriting efforts on larger risks with higher average premiums. This segment’s 2014 net loss and ALAE and expense ratios remained the same when compared to 2013. Business insurance underwriting results for the first half of 2014 were impacted by a combination of harsh weather and an increased frequency in large fire losses, primarily related to our Business Owner’s Policy ("BOP") product. In response, we identified several classes of business and larger premium accounts that disproportionately impacted our underwriting performance, stopped writing certain classes of business, and reduced the marketing of our BOP product to accounts with premium greater than $25,000.
Specialty Insurance
We have experienced steady premium growth and solid underwriting performance in our specialty insurance segment, excluding the impact of the terminated RED program business. Our E&S property and E&S casualty units have both produced strong and consistent underwriting performance. Our E&S property unit has benefited from disciplined underwriting and fewer than normal catastrophe events, particularly in Florida where the majority of this business is written. Our E&S casualty unit benefited from organic growth as a result of the additions of underwriters in more geographic locations and the 2014 acquisition of Partners General Insurance Agency, a managing general underwriter, by our parent State Auto Mutual. This acquisition should continue to provide growth opportunities in 2015.
In our workers’ compensation unit, we focus on a two-pronged “barbell” strategy, with approximately one-half of the our underwriting efforts focused on the “debit mod” market, targeting accounts with premiums in excess of $100,000, and the other half focused on “four wall” classes of business with premiums less than $25,000. This strategy continues to produce strong underwriting performance and we continue to see opportunities to expand into new states and to broaden our distribution network.
Going forward, we believe that our Program business should generate improved underwriting results given our small-to-medium account and association business focus in select states, strong underwriting and claim controls, and rigorous pricing discipline.
Claims
We have completed the transformation of our claim operations by redesigning business processes, restructuring the organization, reducing reliance on third-party vendors, and implementing a new technology platform. We believe that we are now positioned to capitalize on these investments by using analytics to improve our fraud detection, improve our first notice of loss handling, and identify opportunities to improve customer service and speed.

Operations
At the end of 2014, we completed a new sourcing arrangement with a third party that assumed responsibility for maintaining all legacy system applications. This arrangement will allow our IT associates to focus on higher priority strategic initiatives to replace all of our legacy policy administration and billing systems with a new Guidewire platform. The initiatives will take several years to complete and will begin in 2015 with the development and installation of new agent portals designed to improve customer service, enhance productivity and should improve the efficiency with which we quote, bind, issue and service our policies.
Moving forward
We remain a company focused on the property and casualty insurance business, committed to distributing our products through independent agents and brokers, and positioned to enhance the security and financial interests of our policyholders and shareholders by growing book value and surplus through our strong underwriting performance.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. Except as otherwise noted, there were no changes to the participants or to their participation percentages during 2014.

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	0.0
Total STFC Pooled Companies	65.0
State Auto Mutual Pooled Companies:
State Auto Mutual(1)	34.5
SA Wisconsin	0.0
Meridian Security	0.0
Patrons Mutual(2)	0.5
RIC	0.0
Plaza	0.0
American Compensation	0.0
Bloomington Compensation	0.0
Total State Auto Mutual Pooled Companies	35.0%
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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2014, 2013 and 2012:

($ millions, except per share data)	2014	2013	2012
GAAP Basis:
Total revenues	$1,172.7	$1,153.0	$1,150.1
Net income	$107.4	$60.8	$10.7
Stockholders’ equity	$872.9	$785.0	$737.2
Book value per share	$21.32	$19.27	$18.22
Return on average equity	13.0%	8.0%	1.5%
Debt to capital ratio	10.4%	11.4%	13.6%
Cat loss and ALAE ratio	3.0%	3.4%	6.4%
Non-cat loss and LAE ratio	68.8%	64.8%	68.3%
Loss and LAE ratio	71.8%	68.2%	74.7%
Expense ratio	33.7%	33.6%	33.2%
Combined ratio	105.5%	101.8%	107.9%
Premiums written growth	12.4%	0.6%	(17.8)%
Investment yield	3.5%	3.4%	3.5%

SAP Basis:
Cat loss and ALAE points	3.0%	3.4%	6.4%
Non-cat loss and ALAE	62.1%	58.6%	61.7%
ULAE	6.5%	6.5%	6.7%
Loss and LAE ratio	71.6%	68.5%	74.8%
Expense ratio	34.4%	34.5%	33.6%
Combined ratio	106.0%	103.0%	108.4%
Net premiums written to surplus	1.5	1.4	1.7
Our 2014 net income was $107.4 million compared to 2013 and 2012 net income of $60.8 million and $10.7 million, respectively. Our 2014 net income included a non-cash income tax benefit of $82.6 million related to the reversal of a valuation allowance against our net deferred tax assets.
The following highlights significant factors that impacted 2014 results as compared to 2013 and 2012:

•
Earned premiums in 2014 were $1,074.1 million compared to $1,055.0 million and $1,042.1 million in 2013 and 2012, respectively. Earned premium growth in 2014 was driven by higher average new business premium, increased renewal pricing, and the addition of new distribution relationships.

•	The 2014 catastrophe loss ratio was 3.0% compared to 3.4% and 6.4% for 2013 and 2012, respectively. The improvement was primarily the result of fewer and less severe catastrophe events during 2014.

•
The SAP non-catastrophe loss and ALAE ratio for 2014 was 62.1% compared to 58.6% and 61.7% for 2013 and 2012, respectively. The ratios were impacted by strengthening RED reserves within the specialty insurance segment by $96.7 million, which included the net cost of the ADC reinsurance agreement, in 2014, $21.3 million in 2013 and $30.5 million in 2012. In addition, the HO QS Arrangement increased our SAP non-catastrophe loss and ALAE ratio 3.4 points in 2014, 2.8 points in 2013 and 2.3 points in 2012.

•
Our 2014 net income was favorably impacted by the recognition of $19.0 million of profit commission from the HO QS Arrangement. The HO QS Arrangement reduced our GAAP expense ratio by 0.9 points in 2014 and increased our GAAP expense ratios by 0.6 points in 2013 and 2012, respectively.

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
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants were recognized over a two year vesting period ending December 31, 2014. See “Critical Accounting Policies – Pension and Postretirement Benefit Obligations section included in this Item 7.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
Use of Non-GAAP Financial Measures
In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the years ended December 31, 2014, 2013 and 2012, (ii) exclude the one-time impact of the unearned premium transfer associated with the termination of the HO QS Arrangement at December 31, 2014, (iii) exclude the impact of the unearned premium transfer associated with the termination of the umbrella quota share reinsurance agreement for the year ended December 31, 2012, and (iv) exclude the impact of the terminated RED program business, which is in run-off. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the years ended December 31, 2014, 2013 and 2012, and (b) perform a meaningful comparison of our results of operations for the years ended December 31, 2014, 2013 and 2012. We have also included Reconciliation Tables 1-9 and Tables 1-6 for readers to better understand the use and calculation of these non-GAAP financial measures.
Homeowners Quota Share Arrangement
To reduce risk and volatility, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired on December 31, 2014. Upon expiration, the Company recognized $89.5 million of unearned premium returned from the reinsurers. In accordance with the terms of the HO QS Arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the State Auto Group in the form of a profit commission. For the year ended December 31, 2014, the Company recognized $19.0 million of profit commission, which is reflected as a reduction in acquisition and operating expenses on our consolidated statements of income.
See “Liquidity and Capital Resources – Reinsurance Arrangements” included in this Item 7 for a more detailed discussion of the HO QS Arrangement.
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2014, 2013 and 2012.

Reconciliation Table 1

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
December 31, 2014	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,194.2	$83.3	$1,277.5

Earned premiums	1,074.1	175.6	1,249.7
Losses and LAE incurred:
Cat loss and ALAE	32.3	19.0	51.3
Non-cat loss and LAE	739.0	66.8	805.8
Total Loss and LAE incurred	771.3	85.8	857.1
Acquisition and operating expenses	361.9	70.0	431.9
Net underwriting (loss) income	$(59.1)	$19.8	$(39.3)

Cat loss and ALAE ratio	3.0%	10.8%	4.1%
Non-cat loss and LAE ratio	68.8%	38.1%	64.5%
Total Loss and LAE ratio	71.8%	48.9%	68.6%
Expense ratio	33.7%	39.8%	34.6%
Combined ratio	105.5%	88.7%	103.2%

Reconciliation Table 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
December 31, 2013	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,062.1	$176.9	$1,239.0

Earned premiums	1,055.0	177.0	1,232.0
Losses and LAE incurred:
Cat loss and ALAE	36.3	22.7	59.0
Non-cat loss and LAE	683.5	70.0	753.5
Total Loss and LAE incurred	719.8	92.7	812.5
Acquisition and operating expenses	354.8	51.4	406.2
Net underwriting (loss) income	$(19.6)	$32.9	$13.3

Cat loss and ALAE ratio	3.4%	12.9%	4.8%
Non-cat loss and LAE ratio	64.8%	39.5%	61.2%
Total Loss and LAE ratio	68.2%	52.4%	66.0%
Expense ratio	33.6%	29.0%	33.0%
Combined ratio	101.8%	81.4%	99.0%

Reconciliation Table 3

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
December 31, 2012	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,055.3	$172.3	$1,227.6

Earned premiums	1,042.1	166.2	1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and LAE	711.2	74.5	785.7
Total Loss and LAE incurred	778.3	124.0	902.3
Acquisition and operating expenses	345.9	48.2	394.1
Net underwriting loss	$(82.1)	$(6.0)	$(88.1)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and LAE ratio	68.3%	44.8%	65.0%
Total Loss and LAE ratio	74.7%	74.6%	74.6%
Expense ratio	33.2%	29.0%	32.6%
Combined ratio	107.9%	103.6%	107.2%

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2014 and 2013 and 2012.
Reconciliation Table 4

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2014	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,194.2	$83.3	$1,277.5

Earned premiums	1,074.1	175.6	1,249.7
Losses and LAE incurred:
Cat loss and ALAE	32.3	19.0	51.3
Non-cat loss and ALAE	666.9	66.8	733.7
Total Loss and ALAE	699.2	85.8	785.0
ULAE	69.4	—	69.4
Total Loss and LAE incurred	768.6	85.8	854.4
Underwriting expenses	411.3	43.2	454.5
Net underwriting (loss) income	$(105.8)	$46.6	$(59.2)

Cat loss and ALAE ratio	3.0%	10.8%	4.1%
Non-cat loss and ALAE ratio	62.1%	38.1%	58.7%
Total loss and ALAE ratio	65.1%	48.9%	62.8%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	71.6%	48.9%	68.4%
Expense ratio	34.4%	51.9%	35.6%
Combined ratio	106.0%	100.8%	104.0%

Reconciliation Table 5

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2013	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,062.1	$176.9	$1,239.0

Earned premiums	1,055.0	177.0	1,232.0
Losses and LAE incurred:
Cat loss and ALAE	36.3	22.7	59.0
Non-cat loss and ALAE	617.7	70.0	687.7
Total Loss and ALAE	654.0	92.7	746.7
ULAE	68.7	—	68.7
Total Loss and LAE incurred	722.7	92.7	815.4
Underwriting expenses	366.3	51.3	417.6
Net underwriting (loss) income	$(34.0)	$33.0	$(1.0)

Cat loss and ALAE ratio	3.4%	12.9%	4.8%
Non-cat loss and ALAE ratio	58.6%	39.5%	55.8%
Total loss and ALAE ratio	62.0%	52.4%	60.6%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	68.5%	52.4%	66.2%
Expense ratio	34.5%	29.0%	33.7%
Combined ratio	103.0%	81.4%	99.9%

Reconciliation Table 6

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2012	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,055.3	$172.3	$1,227.6

Earned premiums	1,042.1	166.2	1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and ALAE	643.0	74.5	717.5
Total Loss and ALAE	710.1	124.0	834.1
ULAE	68.9	—	68.9
Total Loss and LAE incurred	779.0	124.0	903.0
Underwriting expenses	355.1	50.0	405.1
Net underwriting loss	$(92.0)	$(7.8)	$(99.8)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and ALAE ratio	61.7%	44.8%	59.4%
Total loss and ALAE ratio	68.1%	74.6%	69.0%
ULAE ratio	6.7%	—%	5.7%
Total loss and LAE ratio	74.8%	74.6%	74.7%
Expense ratio	33.6%	29.0%	33.0%
Combined ratio	108.4%	103.6%	107.7%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our homeowners line of business at Reconciliation Tables 7-9.

Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums(1)	$532.1		$389.2		$272.9		$1,194.2
Earned premiums	451.4		381.8		240.9		1,074.1
Cat loss and ALAE	13.9	3.1	16.5	4.3	1.9	0.8	32.3	3.0
Non-cat loss and ALAE	260.9	57.8	196.7	51.5	209.3	86.9	666.9	62.1
ULAE	43.5	9.6	18.1	4.7	7.8	3.3	69.4	6.5
Underwriting expenses(2)	144.8	27.2	159.0	40.9	107.5	39.4	411.3	34.4
SAP underwriting loss and SAP combined ratio	$(11.7)	97.7	$(8.5)	101.4	$(85.6)	130.4	$(105.8)	106.0

($ millions)	2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums	$465.4		$374.8		$221.9		$1,062.1
Earned premiums	464.0		364.2		226.8		1,055.0
Cat loss and ALAE	14.0	3.0	20.9	5.7	1.4	0.6	36.3	3.4
Non-cat loss and ALAE	285.8	61.6	181.9	50.0	150.0	66.2	617.7	58.6
ULAE	42.4	9.1	19.0	5.2	7.3	3.2	68.7	6.5
Underwriting expenses	134.4	28.9	152.6	40.7	79.3	35.7	366.3	34.5
SAP underwriting loss and SAP combined ratio	$(12.6)	102.6	$(10.2)	101.6	$(11.2)	105.7	$(34.0)	103.0

($ millions)	2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums	$469.5		$349.4		$236.4		$1,055.3
Earned premiums	469.8		327.2		245.1		1,042.1
Cat loss and ALAE	26.9	5.7	37.8	11.5	2.4	1.0	67.1	6.4
Non-cat loss and ALAE	276.7	58.9	165.7	50.7	200.6	81.8	643.0	61.7
ULAE	41.2	8.8	19.0	5.8	8.7	3.5	68.9	6.7
Underwriting expenses	126.6	27.0	147.0	42.1	81.5	34.4	355.1	33.6
SAP underwriting loss and SAP combined ratio	$(1.6)	100.4	$(42.3)	110.1	$(48.1)	120.7	$(92.0)	108.4

(1)	Includes $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
(2)	Includes ceding commissions returned to reinsurers upon expiration of the HO QS Arrangement of $26.0 million and recognition of $19.0 of profit commission.
(3)	See Reconciliation Tables 4, 5 and 6 for the impact of the HO QS Arrangement cession on our SAP underwriting results.

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the years ended December 31, 2014, 2013 and 2012.
Table 1

($ millions)	2014	2013	2012
Net Written Premiums
Personal auto	$354.4	$377.2	$383.6
Homeowners(1)	146.4	58.8	56.5
Other personal	31.3	29.4	29.4
Total personal	$532.1	$465.4	$469.5

(1) December 31, 2014 net written premiums include $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2014, 2013 and 2012:
Table 2

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2014
Personal auto	$362.6	$7.0	$228.6	$235.6	1.9	63.1	65.0
Homeowners	58.8	5.5	21.3	26.8	9.4	36.1	45.5
Other personal	30.0	1.4	11.0	12.4	4.5	36.9	41.4
Total personal	$451.4	$13.9	$260.9	$274.8	3.1	57.8	60.9
ULAE	—	—	—	43.5	—	—	9.6
Total Loss and LAE	$451.4	$13.9	$260.9	$318.3	3.1	57.8	70.5

2013
Personal auto	$378.4	$4.6	$253.0	$257.6	1.2	66.9	68.1
Homeowners	56.1	6.8	20.9	27.7	12.2	37.4	49.6
Other personal	29.5	2.6	11.9	14.5	8.6	40.5	49.1
Total personal	$464.0	$14.0	$285.8	$299.8	3.0	61.6	64.6
ULAE	—	—	—	42.4	—	—	9.1
Total Loss and LAE	$464.0	$14.0	$285.8	$342.2	3.0	61.6	73.7

2012
Personal auto	$382.0	$10.7	$242.5	$253.2	2.8	63.4	66.2
Homeowners	59.7	8.5	23.2	31.7	14.3	38.9	53.2
Other personal	28.1	7.7	11.0	18.7	27.4	39.3	66.7
Total personal	$469.8	$26.9	$276.7	$303.6	5.7	58.9	64.6
ULAE	—	—	—	41.2	—	—	8.8
Total Loss and LAE	$469.8	$26.9	$276.7	$344.8	5.7	58.9	73.4

The personal insurance segment's net written premiums increased 14.3% compared to the same 2013 period (Table 1). Net written premiums for the year ended December 31, 2014 reflect the expiration of the HO QS Arrangement, effective December 31, 2014, which resulted in a return of $89.5 million of unearned premium previously ceded under the agreement. Excluding the impact of the homeowners cession and the expiration of the HO QS Arrangement, pro forma net written premiums decreased 4.2%(1) , primarily due to a decline in the personal auto net written premiums of 6.0% compared to the same 2013 period (Table 1). The decline in personal auto net written premiums was primarily the result of continued efforts to improve personal auto profitability, as well as the continued remediation of our homeowners line of business that included, among other things, pricing and agency management actions.

(1)
For the years ended December 31, 2014 and 2013, respectively, the following table sets forth the reconciliation of as reported net written premiums to pro forma net written premiums that exclude the impact of the return of unearned premium associated with the termination of the HO QS Arrangement:

($ millions)	2014	2013	% Change
Net written premiums:
Personal insurance segment	$532.1	$465.4	14.3
Homeowners cession	172.8	176.9	(2.3)
Return of ceded premium	(89.5)	—	—
Pro forma net written premiums	$615.4	$642.3	(4.2)

We continue to utilize the following additional strategies to improve our homeowners results:

•	CustomFitSM homeowners: Since 2011, we have rolled out CustomFit, our by-peril rating approach, in all states except North Carolina (which has regulatory restrictions).

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

These actions have led to a reduction in companion automobile policies as a high percentage of our auto and homeowners policies are cross-sold. In an effort to attract new personal auto business, we introduced a new "Start-up Discount" in 2014 that recognizes longevity with the insured's previous carrier. The Start-up Discount was introduced in 18 states as of December 31, 2014, and we plan to introduce it in the remaining states by the end of 2015.
The personal insurance segment's SAP catastrophe loss ratio for the year ended December 31, 2014 was 3.1%, compared to 3.0% and 5.7% for the same 2013 and 2012 periods, respectively. The personal auto SAP catastrophe loss ratio increased slightly compared to the same 2013 period (Table 2), primarily due to catastrophe events in Colorado and Texas during 2014. Partially offsetting the personal auto increase were improvements in both the as reported homeowners and other personal SAP catastrophe loss ratios of 2.8 points and 4.1 points, respectively, when compared to the same 2013 period (Table 2). The improvements were attributable to a combination of successful remediation efforts in our homeowners line of business, where we have reduced our exposure in previously identified unprofitable states, and fewer and less severe catastrophe events during the year as compared to the same 2013 and 2012 periods, respectively. The 2013 SAP catastrophe loss ratio improved as a result of underwriting actions, rate increases and a return to better weather patterns when compared to 2012, when catastrophe losses were primarily related to a tornado, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri and wind activity from a storm in the Midwest and Mid-Atlantic states.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2014 was 57.8%, compared to 61.6% and 58.9% for the same 2013 and 2012 periods (Table 2). The 2014 improvement was primarily driven by the personal auto SAP non-catastrophe loss & ALAE ratio decline of 3.8 points compared to the same 2013 period (Table 2), as a result of improved personal injury protection and physical damage results, as well as the impact of prior year rate increases. In addition, our pricing and agency management actions in Arizona, Colorado, Georgia, Illinois and Michigan have reversed the unfavorable loss ratio trends in those states. Our remediation efforts in these five states will continue in 2015.

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners line of business before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2014 and 2013 and 2012:
Reconciliation Table 7

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$146.4	$83.3	$229.7

Earned premiums	58.8	175.6	234.4
Losses and LAE incurred:
Cat loss and ALAE	5.5	19.0	24.5
Non-cat loss and ALAE	21.3	66.8	88.1
Total Loss and ALAE incurred	$26.8	$85.8	$112.6

Cat loss and ALAE ratio	9.4%	10.8%	10.5%
Non-cat loss and ALAE ratio	36.1%	38.1%	37.6%
Total Loss and ALAE ratio	45.5%	48.9%	48.1%

Reconciliation Table 8

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2013	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$58.8	$176.9	$235.7

Earned premiums	56.1	177.0	233.1
Losses and LAE incurred:
Cat loss and ALAE	6.8	22.7	29.5
Non-cat loss and ALAE	20.9	70.0	90.9
Total Loss and ALAE incurred	$27.7	$92.7	$120.4

Cat loss and ALAE ratio	12.2%	12.9%	12.7%
Non-cat loss and ALAE ratio	37.4%	39.5%	39.0%
Total Loss and ALAE ratio	49.6%	52.4%	51.7%

Reconciliation Table 9

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2012	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$56.5	$172.3	$228.8

Earned premiums	59.7	166.2	225.9
Losses and LAE incurred:
Cat loss and ALAE	8.5	49.5	58.0
Non-cat loss and ALAE	23.2	74.5	97.7
Total Loss and ALAE incurred	$31.7	$124.0	$155.7

Cat loss and ALAE ratio	14.3%	29.8%	25.7%
Non-cat loss and ALAE ratio	38.9%	44.8%	43.2%
Total Loss and ALAE ratio	53.2%	74.6%	68.9%

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the years ended December 31, 2014, 2013 and 2012.
Table 3

($ millions)	2014	2013	2012
Net Written Premiums
Commercial auto	$101.8	$96.2	$88.4
Commercial multi-peril	121.4	113.5	101.1
Fire & allied lines	76.9	77.8	75.6
Other & product liability	71.4	69.5	66.5
Other commercial	17.7	17.8	17.8
Total business	$389.2	$374.8	$349.4

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2014, 2013 and 2012:
Table 4

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2014
Commercial auto	$98.5	$0.8	$56.6	$57.4	0.8	57.5	58.3
Commercial multi-peril	118.0	7.0	68.1	75.1	6.0	57.6	63.6
Fire & allied lines	77.4	8.7	34.1	42.8	11.3	44.0	55.3
Other & product liability	70.2	—	32.6	32.6	—	46.5	46.5
Other commercial	17.7	—	5.3	5.3	(0.3)	30.3	30.0
Total business	$381.8	$16.5	$196.7	$213.2	4.3	51.5	55.8
ULAE	—	—	—	18.1	—	—	4.7
Total Loss and LAE	$381.8	$16.5	$196.7	$231.3	4.3	51.5	60.5

2013
Commercial auto	$93.0	$0.8	$53.2	$54.0	0.9	57.1	58.0
Commercial multi-peril	108.1	11.2	57.1	68.3	10.3	52.9	63.2
Fire & allied lines	77.0	8.6	28.6	37.2	11.1	37.3	48.4
Other & product liability	68.0	—	35.6	35.6	—	52.3	52.3
Other commercial	18.1	0.3	7.4	7.7	2.0	40.4	42.4
Total business	$364.2	$20.9	$181.9	$202.8	5.7	50.0	55.7
ULAE	—	—	—	19.0	—	—	5.2
Total Loss and LAE	$364.2	$20.9	$181.9	$221.8	5.7	50.0	60.9

2012
Commercial auto	$81.4	$0.7	$51.6	$52.3	0.9	63.3	64.2
Commercial multi-peril	94.3	13.0	52.8	65.8	13.8	55.9	69.7
Fire & allied lines	74.5	23.8	22.9	46.7	31.9	30.8	62.7
Other & product liability	59.3	—	33.6	33.6	—	56.8	56.8
Other commercial	17.7	0.3	4.8	5.1	1.3	27.3	28.6
Total business	$327.2	$37.8	$165.7	$203.5	11.5	50.7	62.2
ULAE	—	—	—	19.0	—	—	5.8
Total Loss and LAE	$327.2	$37.8	$165.7	$222.5	11.5	50.7	68.0

Net written premiums for the business insurance segment for the years ended December 31, 2014 and 2013 increased 3.8% and 7.3%, respectively, compared to the same 2013 and 2012 periods. The 2014 increase in premiums was primarily due to growth in commercial auto and commercial multi-peril, resulting from (i) writing policies with larger average premiums for new business accounts, (ii) achieving price increases in the low-single digits, and (iii) higher retention. The 2013 increase in premiums was primarily due to (i) writing larger average premium new business accounts, (ii) achieving price increases in the high single digits, and (iii) experiencing more growth on existing polices due to improved economic conditions. Net written premiums for the year ended December 31, 2012 reflected the impact of the termination of an umbrella quota share reinsurance agreement, effective July 1, 2012, and included $7.2 million related to the transfer of unearned premium remaining under the agreement.
We are in the process of implementing several strategies to capitalize on opportunities to grow our business insurance segment. With the implementation of Business Insurance Evolution ("BIE") in 2013, our ongoing initiative to automate our small commercial accounts with premiums less than $25,000, we have been able to shift our underwriting focus from smaller to larger commercial accounts. Through our practice group initiative, we provide expertise for all lines of insurance solutions for niche or target markets, with a focus on writing premiums in excess of $25,000. For example, in 2013, we launched our food industry practice group, which focuses on food manufacturing and processing risks. We continue to identify industries and areas of focus where we believe we have underwriting expertise and look to expand into those markets through 2015.

BIE has proven successful as we continue to increase the number of small commercial accounts processed without human intervention. As we move forward, we are also looking to automate the processing of new business, provide more consistent pricing and underwriting service to our agents and insureds, and improving our overall efficiency.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2014 was 51.5% compared to 50.0% and 50.7%, respectively for the same 2013 and 2012 periods (Table 4). The increase was primarily driven by commercial multi-peril and fire & allied lines SAP non-catastrophe loss and ALAE ratio increases of 4.7 points and 6.7 points, respectively, when compared to the same 2013 period (Table 4). The commercial multi-peril increase was driven by an increase in large loss activity during the third quarter of 2014 in addition to wind events, large fire losses and the extreme cold weather during the first quarter of 2014. The fire & allied lines increase was driven by large fire losses during the first half of 2014 and the extreme cold weather during the first quarter of 2014. Partially offsetting these increases were improvements in other & product liability and other commercial compared to the same 2013 period (Table 4). These improvements were primarily the result of prior period rate actions emerging in earned premiums and greater favorable development of prior accident year losses in 2014 compared to 2013.
The business insurance segment’s 2013 SAP non-catastrophe loss and ALAE ratio improved by 0.7 points when compared to the same 2012 period (Table 4). This improvement was primarily driven by prior period rate increases taken on all lines of business in this segment. The commercial auto and other & product liability SAP non-catastrophe loss and ALAE ratios improved 6.2 points and 4.5 points, respectively, when compared to the same 2012 period (Table 4), primarily as the result of an increase in earned premiums and greater favorable development of prior accident year losses. The improvement was partially offset by an increase in the fire & allied SAP non-catastrophe loss and ALAE ratio of 6.5 points, compared to the same 2012 period (Table 4) primarily driven by an increase in the severity of losses.
The business insurance segment’s SAP catastrophe loss and ALAE ratio for 2014 was 4.3% compared to 5.7% and 11.5%, respectively, for the same 2013 and 2012 periods (Table 4). The improvements in 2014 and 2013 were primarily due to fewer and less severe catastrophe events during the years ended 2014 and 2013 when compared to the same 2013 and 2012 periods.

Specialty Insurance Segment
In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.
Effective January 1, 2013, the units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ compensation to the four units of E&S property, E&S casualty, Programs (which includes the former RED unit) and Workers’ compensation. Previously reported financial information has been revised to reflect the effect of the change in units.
The following table sets forth the net written premiums by unit for our specialty insurance segment for the years ended December 31, 2014, 2013 and 2012.
Table 5

($ millions)	2014	2013	2012
Net Written Premiums
E&S property	$40.5	34.7	25.4
E&S casualty	60.9	42.0	36.1
Programs	87.6	73.2	106.1
Workers’ compensation	83.9	72.0	68.8
Total specialty	$272.9	$221.9	$236.4

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2014, 2013 and 2012:
Table 6

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2014
E&S property	$38.1	$1.9	$1.9	$3.8	4.8	5.2	10.0
E&S casualty	48.6	—	20.0	20.0	—	41.3	41.3
Programs	76.1	—	141.5	141.5	—	185.7	185.7
Workers' compensation	78.1	—	45.9	45.9	—	58.8	58.8
Total specialty	$240.9	$1.9	$209.3	$211.2	0.8	86.9	87.7
ULAE	—	—	—	7.8	—	—	3.3
Total Loss and LAE	$240.9	$1.9	$209.3	$219.0	0.8	86.9	91.0

2013
E&S property	$31.1	$1.3	$3.9	$5.2	4.2	12.5	16.7
E&S casualty	39.3	—	20.3	20.3	—	51.7	51.7
Programs	87.1	0.1	87.4	87.5	0.2	100.2	100.4
Workers' compensation	69.3	—	38.4	38.4	—	55.5	55.5
Total specialty	$226.8	$1.4	$150.0	$151.4	0.6	66.2	66.8
ULAE	—	—	—	7.3	—	—	3.2
Total Loss and LAE	$226.8	$1.4	$150.0	$158.7	0.6	66.2	70.0

2012
E&S property	$20.4	$0.3	$1.0	$1.3	1.6	4.8	6.4
E&S casualty	33.7	—	13.3	13.3	—	39.5	39.5
Programs	124.2	2.1	136.3	138.4	1.6	109.9	111.5
Workers' compensation	66.8	—	50.0	50.0	—	74.8	74.8
Total specialty	$245.1	$2.4	$200.6	$203.0	1.0	81.8	82.8
ULAE	—	—	—	8.7	—	—	3.5
Total Loss and LAE	$245.1	$2.4	$200.6	$211.7	1.0	81.8	86.3

Net written premiums for the specialty insurance segment for the year ended December 31, 2014 increased 23.0% when compared to the same 2013 period (Table 5). The increase in premiums was primarily due to (i) new business growth in our E&S property unit, (ii) growth in our E&S casualty unit due to the addition of underwriters in more geographic locations and new distribution relationships, including Partners General Insurance Agency which was acquired by our parent State Auto Mutual in the second quarter 2014, (iii) rate increases and new programs in the Programs unit, and (iv) rate increases and new business growth in our Workers' compensation unit.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2014 was 86.9%, compared to 66.2% and 81.8%, respectively, for the same 2013 and 2012 periods (Table 6). The SAP non-catastrophe loss and ALAE ratio increase was primarily driven by reserve strengthening for terminated RED program business which is in run-off. Beginning in the third quarter 2013, we increased our involvement in managing litigated and higher severity RED program claim files. During the third quarter 2014, we assumed full file management of claim files for certain terminated RED programs from the third party administrators that had been managing the claims and performed a detailed, ground up analysis of those files, which we completed in the fourth quarter 2014. For the year ended December 31, 2014, RED reserves were strengthened by $96.7 million, which included the net cost of the ADC reinsurance agreement, compared to reserve strengthening in 2013 and 2012 of $21.3 million and $30.5 million, respectively.
In addition to the 2014 reserve strengthening, the State Auto Group entered into an ADC reinsurance agreement as of December 31, 2014, that provides $40.0 million of coverage for adverse development in excess of carried reserves for the terminated RED restaurant program, which represented approximately 59.0% of carried RED reserves at December 31, 2014. Partially offsetting the impact of the RED reserve strengthening were improvements in the SAP non-catastrophe loss and ALAE ratios for the E&S property and E&S casualty units for the year ended December 31, 2014.

The E&S property unit's 2014 SAP non-catastrophe loss and ALAE ratio improved 7.3 points when compared to the same 2013 period (Table 6), primarily due to prior year rate actions emerging in earned premiums and favorable prior accident year development. The E&S property unit's 2013 SAP non-catastrophe loss and ALAE ratio increased 7.7 points, when compared to the same 2012 period (Table 6), primarily due to favorable prior accident year development in 2012 that affected year- over- year comparisons.
The E&S casualty unit's 2014 SAP non-catastrophe loss and ALAE ratio improved 10.4 points, when compared to the same 2013 period (Table 6), primarily due to prior year rate actions emerging in earned premiums. The E&S casualty unit's 2013 SAP non-catastrophe loss and ALAE ratio increased 12.2 points when compared to the same 2012 period (Table 6), primarily due to greater prior year favorable development in 2012 compared to prior accident year favorable development in 2013.
The strategy of the Workers’ compensation unit focuses on accounts under $25,000 and debit mod accounts over $100,000 with higher average losses driven mostly by injuries that impact soft tissue. The Workers' compensation unit's 2014 SAP non-catastrophe loss and ALAE ratio was 58.8% compared to 55.5% and 74.8% for 2013 and 2012, respectively (Table 6). The 3.3 point increase in the Workers' compensation unit's 2014 SAP non-catastrophe loss and ALAE ratio compared to the same 2013 period (Table 6), was primarily driven by greater prior year favorable development in 2013 compared to 2014. The improvement from 2012 to 2013 was primarily due to favorable reserve development of prior accident years in 2013 as compared to 2012. The favorable development in 2013 was primarily attributable to better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012.
Acquisition and Operating Expenses
Our GAAP expense ratio was 33.7% in 2014 compared to 33.6% and 33.2% in 2013 and 2012, respectively.
Our acquisition and operating expenses were $361.9 million in 2014 compared to $354.8 million and $345.9 million in 2013 and 2012, respectively. The change from 2013 to 2014 was primarily a result of (i) $4.6 million of employee severance expenses recognized as a result of the reorganization of our IT department and (ii) increased contingent commissions and incentive compensation expenses. Partially offsetting these increases was the recognition of $19.0 million of profit commission in accordance with the terms of the HO QS Arrangement. The change from 2012 to 2013 was primarily driven by increases in agent and employee incentive compensation.
Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	% GAAP Loss and LAE Ratio	2013	% GAAP Loss and LAE Ratio	2012	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$726.2	67.6	$741.0	70.2	$795.2	76.3
Prior years	45.1	4.2	(21.2)	(2.0)	(16.9)	(1.6)
Total losses and loss expenses	$771.3	71.8	$719.8	68.2	$778.3	74.7

As shown above, the 2014 loss and loss expenses attributable to prior years was $45.1 million, or an unfavorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the adverse development by accident year for the year ended December 31, 2014:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2004 and prior	$1.4
2005	0.3
2006	0.5
2007	0.5
2008	1.3
2009	3.9
2010	(4.5)
2011	(21.4)
2012	(37.2)
2013	10.1
Total	$(45.1)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2014 resulted primarily from accident years 2012 and 2011. The more notable items contributing to the 2014 development were as follows:

•	ULAE was $12.5 million lower than anticipated in the reserves at December 31, 2013.

•	We experienced favorable catastrophe loss development of $5.2 million in 2014 related to catastrophe losses primarily from accident year 2013.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $23.1 million of favorable development. The business insurance segment contributed $16.7 million of this favorable development, driven by other & product liability and commercial auto, which developed favorably by $11.9 million and $5.3 million, respectively. The favorable development in these lines was driven by lower than anticipated severity from accident years 2012 and prior. The personal insurance segment contributed $6.4 million of this favorable development, primarily from accident year 2013.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $85.9 million of adverse development related primarily to accident years 2011 and 2012, which was driven by RED reserve strengthening. Adverse development of prior accident year RED reserves was $96.7 million. Somewhat offsetting the unfavorable development of RED reserves was favorable development of $5.7 million in the Workers' compensation unit, $3.9 million in the E&S property unit and $2.1 million in the E&S casualty unit. Favorable development in these lines was driven by better than anticipated severity emerging primarily from the 2012 and 2013 accident years.

The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2013:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2003 and prior	$(0.9)
2004	0.9
2005	(0.1)
2006	0.4
2007	1.3
2008	0.8
2009	4.8
2010	7.1
2011	2.8
2012	4.1
Total	$21.2

The favorable development in 2013 resulted primarily from accident years 2012, 2011, 2010 and 2009. The more notable items contributing to the 2013 favorable development were:

•	ULAE was $8.0 million lower than anticipated in the reserves at December 31, 2012.

•	We experienced favorable catastrophe loss development of $5.4 million in 2013 related to catastrophe losses primarily from accident year 2012.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $18.3 million of favorable development related to the prior four accident years, primarily in the other & product liability, commercial auto and homeowners with $8.3 million, $8.0 million and $2.9 million of the favorable development, respectively. The favorable development in these lines was driven by lower than anticipated severity in the casualty lines.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves contributed $10.5 million of adverse development related to the prior three accident years, which was driven by RED reserve strengthening. Somewhat offsetting the unfavorable development was favorable development of prior accident year non-catastrophe loss and ALAE reserves of $10.9 million in 2013, of which $12.3 million related to the Workers' compensation unit. The favorable Workers' compensation unit development was primarily attributable to better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012. Adverse development of prior accident year RED reserves was $21.3 million, more than offsetting the favorable development reported by non-RED specialty insurance segment units.

The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2012:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2002 and prior	$0.9
2003	0.2
2004	0.3
2005	—
2006	(0.1)
2007	2.4
2008	2.3
2009	4.9
2010	8.0
2011	(2.0)
Total	$16.9

The favorable development in 2012 resulted primarily from accident years 2011 and 2010. The more notable items contributing to the 2012 favorable development were:

•	ULAE was $6.3 million lower than anticipated in the reserves at December 31, 2011.

•	We experienced favorable catastrophe loss development of $10.4 million in 2012 related to the higher level of catastrophe losses we experienced in accident year 2011.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $28.0 million of favorable development related to the prior three accident years, primarily in the personal auto liability, other & product liability, and fire & allied lines with $10.5 million, $9.4 million and $5.1 million of the favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves contributed $27.8 million of adverse development related to the prior two accident years, which was driven by RED reserve strengthening.

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2014 and 2013:

($ millions)	2014	2013	$ Change
Personal insurance segment:
Personal auto	$176.0	$188.8	$(12.8)
Homeowners	18.2	24.3	(6.1)
Other personal	7.7	10.6	(2.9)
Total personal	201.9	223.7	(21.8)
Business insurance segment:
Commercial auto	79.0	83.4	(4.4)
Commercial multi-peril	94.2	91.5	2.7
Fire & allied lines	19.9	22.1	(2.2)
Other & product liability	154.2	159.8	(5.6)
Other business	2.5	2.8	(0.3)
Total business	349.8	359.6	(9.8)
Specialty insurance segment:
Excess & Surplus property	8.3	7.4	0.9
Excess & Surplus casualty	69.9	61.1	8.8
Programs	190.1	150.7	39.4
Workers' compensation	153.6	148.3	5.3
Total specialty	421.9	367.5	54.4
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$973.6	$950.8	$22.8

The loss and loss expenses payable at December 31, 2014 increased $22.8 million from the loss and loss expenses payable at December 31, 2013. This change reflected an increase of $39.4 million in the Programs unit driven primarily by revised loss and loss expense reserve estimates for the two largest RED programs, both of which are in run-off. Loss and loss expenses payable in our personal auto line of business declined $12.8 million primarily due to a decline in exposure. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other analytical reviews.
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.
Investment Operations Segment
Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities, large-cap equities and small-cap equity funds, and outside investment managers to invest in small-cap equities and international funds. The Investment Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders, grow long term economic surplus to increase our capital position, maintain a consistent level of income to support operations and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of the investment portfolio, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised mostly of debt issues rated A or higher. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At December 31, 2014, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
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
At December 31, 2014, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2014 and 2013:

($ millions)	2014	% of Total	2013	% of Total
Cash and cash equivalents	$86.3	3.5	$80.3	3.4
Fixed maturities, at fair value:
Fixed maturities	1,680.0	68.7	1,630.6	69.9
Treasury inflation-protected securities	211.9	8.7	199.5	8.6
Total fixed maturities	1,891.9	77.4	1,830.1	78.5
Notes receivable from affiliate (1)	70.0	2.9	70.0	3.0
Equity securities, at fair value:
Large-cap securities	242.2	9.9	194.4	8.4
Small-cap securities	68.2	2.8	70.9	3.0
Total equity securities	310.4	12.7	265.3	11.4
Other invested assets, at fair value:
International instruments	72.9	3.0	74.2	3.2
Other invested assets	7.4	0.3	6.7	0.3
Total other invested assets, at fair value	80.3	3.3	80.9	3.5
Other invested assets, at cost	5.3	0.2	5.0	0.2
Total portfolio	$2,444.2	100.0	$2,331.6	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2014:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$55.7	$56.5
Due after 1 year through 5 years	369.8	382.4
Due after 5 years through 10 years	299.9	312.4
Due after 10 years	647.2	668.1
U.S. government agencies residential mortgage-backed securities	458.7	472.5
Total	$1,831.3	$1,891.9

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2014, our equity portfolio consisted of approximately 32 different large-cap stocks and 72 small-cap stocks. The largest single fund holding was 16.3% of the equity portfolio based on fair value and the top ten positions accounted for 50.1% of the equity portfolio. At December 31, 2013, our equity portfolio consisted of approximately 40 different large-cap stocks and 76 small-cap stocks. The largest single fund holding was 9.2% of the equity portfolio based on fair value, and the top ten positions accounted for 33.7% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a smaller allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.
Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.32 and 4.83 as of December 31, 2014 and 2013, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2014:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$342.4	$325.2	$309.3	$291.9	$275.7
Obligations of states and political subdivisions	831.5	800.6	769.5	735.5	698.7
Corporate securities	372.2	359.5	340.6	331.7	317.9
U.S. government agencies residential mortgage-backed securities	488.6	484.4	472.5	454.8	434.3
Balance as of December 31, 2014	$2,034.7	$1,969.7	$1,891.9	$1,813.9	$1,726.6

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 77.4% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2014, approximately $472.5 million, or 25.0%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
At December 31, 2014, our fixed maturity investment portfolio included obligations of states and political subdivisions with a total carrying value of $769.5 million, with $181.4 million of these securities, or 23.6% of our municipal securities portfolio (“Muni Portfolio”), enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. At December 31, 2014, 79.4% of the total $769.5 million of municipal securities in our investment portfolio were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, at December 31, 2014, we had no direct investment in any guarantor including any bond insurer.
The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2014:

($ millions)
Rating	Total fair value	%
AAA	$71.2	9.3
AA*	539.6	70.1
A*	117.8	15.3
Other	40.9	5.3
Total	$769.5	100.0

*	Our AA and A rating categories include securities which have been either pre-funded or escrowed to maturity.

The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2014:

($ millions)
Monoline Insurer / Underlying Rating	Total fair value
Assured Guaranty Municipal Corp.:
AA	$91.5
A	17.1
108.6
AMBAC:
AA	29.4
A	3.7
33.1
National Public Finance Guarantee:
AA	27.7
A	9.7
37.4
XLCA:
A	2.3
Total municipal securities enhanced by third party monoline insurers	$181.4

We believe our Muni Portfolio is well diversified by issuer and state. We have 20.8% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 10.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 38.0% of our Muni Portfolio and state and local government general obligation bonds make up 18.8% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
Generally, we reinvest the proceeds from the call, maturity, or sale of securities within our Muni Portfolio, into both tax exempt and taxable fixed income securities with lower rates of return.
At December 31, 2014, our small-cap and large-cap equity portfolios had a beta of 0.38 and 0.97, respectively, using the Russell 2000 and the S&P 500 Index as benchmarks, respectively. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the small-cap and large-cap equity portfolios given a change in the S&P 500 Index at December 31, 2014:

Small-cap equity portfolio:
Fair value ($ millions)	$73.4	$70.8	$68.2	$65.6	$63.0
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	108%	104%	100%	96%	92%

Large-cap equity portfolio:
Fair value ($ millions)	$289.3	$265.7	$242.2	$218.6	$195.0
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	119%	110%	100%	90%	81%

The above analysis is limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in equity market prices and the resulting equity values may differ significantly from what is shown in the table. By investing in mostly large-cap issues we hope to limit liquidity risk in the equity portfolio. The small-cap and large-cap equity portfolios do not have any direct exposure to exchange rate risk since we do not directly hold any foreign stocks. We constantly monitor the equity portfolio holdings for any credit risk issues that may arise. We do not invest in any commodity futures or commodity oriented mutual funds.
At December 31, 2014, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.69 and 0.84 respectively, using the MSCI EAFE Index as a benchmark. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2014:

Fund 1:
Fair value ($ millions)	$37.5	$35.2	$32.9	$30.7	$28.4
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2:
Fair value ($ millions)	$46.7	$43.3	$40.0	$36.6	$33.2
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	117%	108%	100%	92%	83%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.
Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2014, 2013 and 2012:

($ millions)	Year Ended December 31
	2014	2013	2012
Gross investment income:
Fixed maturities	$64.3	$63.2	$66.9
Equity securities	6.2	6.0	4.9
Other	6.2	5.7	5.6
Total gross investment income	76.7	74.9	77.4
Less: Investment expenses	2.0	2.1	2.0
Net investment income	$74.7	$72.8	$75.4

Average invested assets (at cost)	$2,153.7	$2,134.3	$2,173.4
Annualized investment yield	3.5%	3.4%	3.5%
Annualized investment yield, after tax	2.6%	2.7%	2.7%
Net investment income, after tax	$57.0	$56.7	$58.0
Effective tax rate	23.7%	22.1%	23.0%

Our investment operations revenue for the year ended December 31, 2014 was primarily impacted by the following factors.

•
Interest earned on our fixed maturity securities in 2014 increased slightly compared to 2013, primarily due to an increase of $0.9 million in Treasury Inflation-Protected Securities ("TIPS") interest income. Because TIPS are dependent on changes in the Consumer Price Index, they are directly impacted by the change in the rate of inflation (as inflation declines TIPS income decreases and vice versa). Income earned on our TIPS securities in 2013 decreased by $2.7 million when compared to 2012.

•	Interest rates generally declined in 2014 compared to 2013. As a result, the proceeds from bonds that matured, or were called by the issuers, were reinvested at lower rates.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014		2013		2012
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$3.1	$159.9	$2.5	$108.1	$15.7	$327.8
Equity securities	21.3	89.2	26.1	98.9	19.0	97.2
Other invested assets	0.1	0.1	0.1	0.2	0.1	0.2
Total realized gains	$24.5	$249.2	$28.7	$207.2	$34.8	$425.2
Realized losses:
Equity securities:
Sales	$(1.3)	$10.4	$(1.2)	$7.4	$(2.6)	$7.3
OTTI	(2.5)	—	(4.0)	—	(3.2)	—
Fixed maturities:
Sales	—	—	(0.3)	5.2	—	—
OTTI	—	—	—	—	(0.2)	—
Total realized losses	$(3.8)	$10.4	$(5.5)	$12.6	$(6.0)	$7.3
Net realized gains on investments	$20.7	$259.6	$23.2	$219.8	$28.8	$432.5

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize any impairments on our fixed maturity portfolio during 2014 or 2013, but we recognized OTTI on our fixed maturity portfolio during 2012 of $0.2 million.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014		2013		2012
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(0.3)	2	$(1.8)	—	$—
Small-cap securities	33	(2.2)	26	(2.2)	38	(3.2)
Fixed maturities:
Bonds	—	—	—	—	1	(0.2)
Total OTTI	34	$(2.5)	28	$(4.0)	39	$(3.4)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2014, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2014:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	28	$(1.5)	21	$309.3
Obligations of states and political subdivisions	742.5	27.4	266	(0.4)	14	769.5
Corporate securities	333.4	10.2	66	(3.0)	19	340.6
U.S. government agencies residential mortgage-backed securities	458.7	15.6	95	(1.8)	21	472.5
Total fixed maturities	1,831.3	67.3	455	(6.7)	75	1,891.9
Equity Securities:
Large-cap securities	185.5	57.3	30	(0.6)	2	242.2
Small-cap securities	50.0	18.2	72	—	—	68.2
Total equity securities	235.5	75.5	102	(0.6)	2	310.4
Other invested assets	50.5	29.8	3	—	—	80.3
Total available-for-sale investments	$2,117.3	$172.6	560	$(7.3)	77	$2,282.6

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2014 and 2013, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2014:

($ millions)	2014	2013	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$60.6	$26.1	$34.5
Equity securities	74.9	68.7	6.2
Other invested assets	29.8	31.4	(1.6)
Unrealized gains	165.3	126.2	39.1
Deferred federal income tax liability	(55.3)	(41.6)	(13.7)
Unrealized gains, net of tax	$110.0	$84.6	$25.4

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2014.
As of December 31, 2014, Level 3 assets as a percentage of total assets were 0.3%, which we have determined to be insignificant.

Other Items
Income Taxes
For the year ended December 31, 2014, the federal income tax benefit was $80.6 million compared to federal income tax expense of $0.5 million for 2013 and a federal income tax benefit of $0.1 million for 2012. The income tax benefit was primarily due to $82.6 million of deferred tax benefit resulting from the reversal of the valuation allowance against net deferred tax assets at December 31, 2014.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2014, 2013 and 2012.
LIQUIDITY AND CAPITAL RESOURCES
General
Liquidity refers to our ability to generate adequate amounts of cash to meet our short and long-term needs. Our primary sources of cash are premiums, investment income, investment sales and the maturity of fixed income security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows may vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million credit facility is available for general corporate purposes such as funding liquidity needs.  See “Borrowing Arrangements - Credit Facility” included in this Item 7.
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
As a result of the Pooling Arrangement, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2014, 2013 or 2012.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2014 and 2013, we had $86.3 million and $80.3 million, respectively, in cash and cash equivalents, and $2,282.6 million and $2,176.3 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.8 million and $8.7 million of securities on deposit with insurance regulators, as required by law, at December 31, 2014 and 2013, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 7.
Net cash provided by operating activities was $75.6 million and $72.1 million in 2014 and 2013, respectively, compared to net cash used in operating activities of $285.6 million in 2012. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.  The change from 2014 and 2013 compared to 2012 was primarily due to our settlement payment of $261.4 million related to the December 31, 2011 change to the Pooling Arrangement in which, among other things, the overall participation percentage of the STFC Pooled Companies was reduced from 80% to 65% (the "12.31.11 pool change") and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement, both of which occurred in 2012.
Net cash used in investing was $56.5 million and $23.0 million in 2014 and 2013, respectively, compared to net cash provided by investing activities of $9.3 million for 2012. The following factors significantly contributed to the fluctuations between those years:

•	The change in 2014 was primarily attributable to the level of purchases, sales and maturities in our investment portfolio in 2014 when compared to the same 2013 period.

•
The change in 2013 was primarily attributable to less sales proceeds of available for sale securities when compared to 2012, as well as, a lower level of call activity in 2013 compared to the same 2012 period.

•	In 2012, we continued to raise funds to complete the settlement of amounts owed in connection with the 12.31.11 pool change and the HO QS Arrangement.
Borrowing Arrangements
Credit Facility
On July 26, 2013, State Auto P&C entered into a credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of December 31, 2014, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
FHLB Loan
On July 11, 2013, State Auto P&C obtained a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Cincinnati (the “FHLB”). State Auto P&C became a member of the FHLB during the first quarter of 2013. The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter, in the principal amount of $85.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the FHLB Loan, along with cash on hand, were used by State Auto Financial to redeem all of its outstanding Senior Notes.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2014 and 2013 were 4.44%, respectively.

Notes Payable Summary
The following table sets forth our notes payable at December 31, 2014:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.44%
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.3	86.4	5.03%
Total notes payable	$100.8	$101.9

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2014, we had $15.5 million notes payable with variable interest and $85.3 million notes payable with interest fixed at 5.03%, which equated to approximately 15.2% variable interest debt and 84.8% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.
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
Expired Homeowners Quota Share Reinsurance Arrangement
On December 31, 2011, the State Auto Group entered into the HO QS Arrangement, which was a three-year quota share reinsurance agreement covering our homeowners line of business. Under the HO QS Arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired December 31, 2014 and was replaced with a one-year property aggregate excess catastrophe reinsurance agreement, effective January 1, 2015. See the "Property Catastrophe" discussion below for further information.
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
As of December 31, 2014, the State Auto Group entered into an ADC reinsurance agreement that provides $40.0 million of coverage for adverse development in excess of carried reserves for the terminated RED restaurant program.
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
The State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering E&S property and Programs catastrophe related events affecting at least two risks. Under this agreement, the State Auto Group retains the first $15.0 million of catastrophe loss, each occurrence, and the reinsurers are responsible for 100.0% of the excess over $15.0 million up to $55.0 million of covered loss, each occurrence.
As of January 1, 2015, the State Auto Group entered into a one-year property aggregate excess catastrophe reinsurance agreement with a syndicate of reinsurers covering property business underwritten by its personal insurance and business insurance segments, including automobile physical damage. This agreement provides reinsurance coverage of $75.0 million during 2015 for ISO PCS numbered catastrophes and certain other weather-related events after the retention of $165.0 million of losses by the State Auto Group. Individual occurrences are not subject to an occurrence deductible, but are subject to a maximum amount of $55.0 million consistent with the State Auto Group’s retention under its existing property catastrophe excess of loss reinsurance agreement. The agreement excludes property risks underwritten by the specialty insurance segment.
Property Per Risk
At June 1, 2014, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for E&S property and Programs units, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 75% of the loss in excess of $1.0 million for the E&S property and Programs units and 100.0% of the loss excess of $3.0 million for other property business up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.
Casualty and Workers’ Compensation
As of July 1, 2014, the State Auto Group renewed the casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers' compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. E&S casualty and Programs units risks are not subject to this casualty excess of loss reinsurance agreement.
Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This reinsurance sits above the $8.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by the E&S casualty and Programs units are not subject to this casualty excess of loss reinsurance agreement.
In addition to the workers’ compensation reinsurance described above, each company in the State Auto Group is party to a workers’ compensation catastrophe reinsurance agreement that provides additional reinsurance coverage for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100.0% of the excess over $10.0 million up to $30.0 million of covered loss. For loss amounts over $30.0 million, the casualty excess of loss reinsurance agreement provides $20.0 million coverage in excess of $30.0 million. Workers’ compensation catastrophe coverage is subject to a “Maximum Any One Life” limitation of $10.0 million. This limitation means that losses associated with each worker may contribute no more than $10.0 million to covered loss under these agreements. The rates for the workers’ compensation catastrophe reinsurance agreement are negotiated annually.
For E&S casualty and Programs units risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% (previously 87.0%) of loss in excess of $1.0 million up to $10.0 million for all primary business and excess business written directly above a primary policy, at policy limits above $1.0 million. Under Section B, as respects excess policies over another carrier's primary policy, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% (previously 87.0%) of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.   Under Section C, as respects policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits ("ECO/XPL") and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 100.0% of ECO/XPL and LAE coverage in excess of $1.3 million up to $4.0 million.

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2014:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$973.6	396.0	335.2	126.1	116.3
Notes payable(2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.0	—	—	—	85.0
Total notes payable	100.5	—	—	—	100.5
Interest payable (2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	12.7	0.7	1.4	1.4	9.2
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	79.1	4.3	8.6	8.6	57.6
Total interest payable	91.8	5.0	10.0	10.0	66.8
Postretirement benefits	15.5	1.7	3.3	3.2	7.3
Pension funding(4)	56.9	5.5	10.9	11.7	28.8
Total	$1,238.3	$408.2	$359.4	$151.0	$319.7

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

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2014 of 0.2356% plus 4.20%, or 4.4356%.
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

Leases and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.
Regulatory Considerations
At December 31, 2014, 2013 and 2012, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2014, 2013 and 2012:

Statutory Leverage Ratios	2014	2013	2012
State Auto P&C	1.5	1.4	1.6
Milbank	1.9	1.7	2.2
Weighted Average	1.5	1.4	1.7
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders' surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $77.8 million is available for payment to State Auto Financial from its insurance subsidiaries in 2015 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $20.0 million, $10.0 million and $20.0 million in 2014, 2013 and 2012, respectively.
The Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2014, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 462.8% to 5,824.1%.
Credit and Financial Strength Ratings
The following table sets forth our credit and insurance company financial strength ratings as of February 27, 2015:

	A.M. Best	Moody’s	Standard & Poor’s
State Auto Financial (credit rating)	bbb	N/A	BB+
	negative outlook		negative outlook
State Auto Group (financial strength)	A	A3	BBB+
	negative outlook	under review for downgrade	negative outlook
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
Our management considers how its overall strategy and decisions may influence the rating agencies’ evaluation of our credit strength and capital position, which may in turn directly impact the credit and financial strength ratings assigned by those agencies. In its decision-making process with respect to significant transactions, such as reinsurance, financing and investing activities, and acquisitions, management takes into consideration the potential impact these decisions will have on our earnings volatility and capital position.
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
We regularly monitor our investment portfolio for declines in value that are other-than-temporarily impaired (“OTTI”), an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (i) the length of time and/or the significance of decline below cost; (ii) our ability and intent to hold these securities through their recovery periods; (iii) the current financial condition of the issuer and its future business prospects; and (iv) the ability of the market value to recover to cost in the near term. We recognize OTTI charges on our externally managed small-cap equity portfolio and a segment of our large-cap portfolio, as we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).
We also consider the following factors when assessing our fixed maturity investments for OTTI: (i) the financial condition of the issuer including receipt of scheduled principal and interest cash flows; (ii) our intent to sell; and (iii) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in other comprehensive (loss) income. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive (loss) income.
Deferred Acquisition Costs
Acquisition costs, consisting of net commissions (including ceding commissions), premium taxes and certain underwriting expenses related to the successful acquisition or renewal of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements reimburse us for both deferrable and non-deferrable acquisition costs. To the extent these ceding commissions exceed the deferrable amount of acquisition costs, the excess is reported as a deferred liability and is included in other liabilities in our consolidated balance sheet. Excess ceding commissions are amortized in proportion to net revenue recognized on the underlying policies resulting in excess ceding commissions being recognized as a reduction of acquisition and operating expenses.
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

Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in the paid method exclude case reserve estimates, so only paid losses are utilized. With this method, a payment pattern is estimated to project ultimate settlement values for each accident year, with the underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern influences the payment pattern) is relevant to the results of this method. This method’s advantage is that the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that the paid method does not use all of the available information, and in some cases the liability payment patterns require the application of very large development factors to relatively small payments in less mature accident years.
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
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. At December 31, 2014, MBE loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves were $950.5 million, within an estimated range of $817.0 million to $984.1 million (dollar amounts presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement; therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K).
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $984.1 million, the reserve increase of $33.6 million corresponds to an after-tax decrease of $21.8 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $817.0 million, the $133.5 million reserve decrease would add $86.8 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying the loss reserve estimation methods for casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2014, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $71.8 million on reserves, or a $46.7 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.
In addition to establishing loss reserves, as described above, we establish reserves for ULAE. Historical patterns of paid ULAE relative to paid loss are analyzed along with historical claim counts including claims opened, claims closed, and claims remaining open. The product of this analysis is an estimate of the relationship, or ratio, between ULAE and loss underlying the current loss reserves. This ratio is applied to the current outstanding loss reserves to estimate the required ULAE reserve. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held loss reserves. The method assumes that the underlying claims process and mix of business do not change materially from period to period.

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2014 and 2013. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2014 and 2013, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2014	2013
Direct loss and ALAE reserve:
STFC Pooled Companies	$477.8	509.1
Assumed by STFC Pooled Companies	472.7	451.0
Total direct loss and ALAE reserve	950.5	960.1
Direct ULAE reserve:
STFC Pooled Companies	27.0	29.2
Assumed by STFC Pooled Companies	22.9	21.8
Total direct ULAE reserve	49.9	51.0
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(20.4)	(21.4)
Assumed by STFC Pooled Companies	(3.4)	(3.3)
Total direct salvage and subrogation recoverable	(23.8)	(24.7)
Reinsurance recoverable	(9.6)	(9.1)
Assumed reinsurance	4.5	5.0
Reinsurance assumed by STFC Pooled Companies	2.1	(31.5)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $9.6 million and $9.1 million in 2014 and 2013, respectively	$973.6	950.8

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2014 and 2013:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2014
Personal insurance segment:
Personal auto	$114.1	52.7	9.2	176.0
Homeowners	12.1	4.2	1.9	18.2
Other personal	5.8	1.7	0.2	7.7
Total personal	132.0	58.6	11.3	201.9
Business insurance segment:
Commercial auto	43.9	31.7	3.4	79.0
Commercial multi-peril	43.7	45.3	5.2	94.2
Fire & allied lines	17.2	2.1	0.6	19.9
Other & product liability	46.2	94.0	14.0	154.2
Other commercial	1.4	1.0	0.1	2.5
Total business	152.4	174.1	23.3	349.8
Specialty insurance segment:
Excess & Surplus property	0.9	6.2	1.2	8.3
Excess & Surplus casualty	11.2	54.2	4.5	69.9
Programs	101.1	87.1	1.9	190.1
Workers' compensation	56.6	88.8	8.2	153.6
Total specialty	169.8	236.3	15.8	421.9
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$454.2	469.0	50.4	973.6

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2013
Personal insurance segment:
Personal auto	$127.7	51.5	9.6	188.8
Homeowners	14.1	8.0	2.2	24.3
Other personal	7.4	3.0	0.2	10.6
Total personal	149.2	62.5	12.0	223.7
Business insurance segment:
Commercial auto	44.3	35.2	3.9	83.4
Commercial multi-peril	45.6	40.7	5.2	91.5
Fire & allied lines	18.7	2.8	0.6	22.1
Other & product liability	52.8	91.5	15.5	159.8
Other commercial	1.7	1.0	0.1	2.8
Total business	163.1	171.2	25.3	359.6
Specialty insurance segment:
Excess & Surplus property	0.6	6.0	0.8	7.4
Excess & Surplus casualty	11.3	46.2	3.6	61.1
Programs	87.5	62.0	1.2	150.7
Workers' compensation	60.7	78.9	8.7	148.3
Total specialty	160.1	193.1	14.3	367.5
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$472.4	426.8	51.6	950.8

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
Asbestos reserves are $1.4 million, and environmental reserves are $10.5 million, for a total of $11.9 million, or 1.2% of net losses and loss expenses payable. Asbestos reserves remained the same and environmental reserves increased $0.8 million from 2013.
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
In October 2014, the Retirement Plans Experience Committee of the Society of Actuaries released reports summarizing updated statistics and analysis for actuaries to consider in the selection of the mortality assumptions used in the valuation of benefit plans, including new mortality tables that reflect updated mortality rates observed during 2004 through 2008. Previously, the pension plan valuation utilized a mortality table required to be used for purposes of minimum funding requirements under ERISA. For the December 31, 2014 valuation, the RP-2014 mortality table was used as a baseline for the mortality assumption and the

MP-2014 improvement scale with indefinite improvement was used to project future mortality rates. The January 1, 2015 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2014 benefit obligation for each of the benefit plans, we used a discount rate of 3.85% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2014 and net periodic benefit cost for the year ended December 31, 2015, a discount rate of 3.85% and an expected long-term rate of return on plan assets of 7.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of adopting the revised mortality assumptions and the change in the discount rate, the benefit plan's liabilities increased by $52.6 million for the year ended December 31, 2014.
The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2014 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2015, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2015. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	(0.25)%	3.85%	0.25%	(0.25)%	3.85%	0.25%
Benefit obligation	$304.5	292.5	281.2	$24.5	23.9	23.3
Net periodic benefit cost (benefit)	$17.2	16.0	14.8	$(4.0)	(4.1)	(4.1)

	Expected return on plan assets
	(0.25)%	7.00%	0.25%
Net periodic benefit cost	$16.5	16.0	15.5
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2014, our share of the State Auto Group’s ABO and PBO was $260.1 million and $292.5 million, respectively. At December 31, 2014, STFC’s share of the defined benefit pension plan’s fair value of the assets was $205.1 million, which resulted in an underfunded status within our balance sheet of $87.4 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2014.
The unfunded status on the pension plan and supplemental executive retirement plan increased from $50.6 million at December 31, 2013, to $93.7 million at December 31, 2014. Primarily influencing this increase are actuarial gains and losses arising from factors that include a decrease in the discount rate and expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes. In addition, we experienced greater returns on our plan assets.
See Note 9, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2014, we recognized a federal income tax benefit of $80.6 million compared to federal income tax expense of $0.5 million for 2013 and a federal income tax benefit of $0.1 million for 2012. The income tax benefit in 2014 was primarily due to the reversal of our deferred tax asset valuation allowance, which resulted in an income tax benefit of $82.6 million.
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. During 2011, we experienced a net loss driven by the magnitude of record level catastrophe storm losses in the second quarter that significantly exceeded our projections. We considered both positive and negative evidence and concluded that a valuation allowance should be established.
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
At December 31, 2014, consistent with the above process, we evaluated the need for a valuation allowance against our net deferred tax assets and determined that it was more likely than not that our deferred tax asset would be realized. As a result, in accordance with the guidance in ASC 740, we reversed our deferred tax asset valuation allowance and recognized an $82.6 million federal income tax benefit in the fourth quarter of 2014.
The principal positive evidence that led us to determine at December 31, 2014 that the valuation allowance against our net deferred tax assets was no longer necessary included (i) three consecutive years of pre-tax income; (ii) cumulative three-year pre-tax income of $98.7 million through December 31, 2014; and (iii) expected future pre-tax income. Since the establishment of the valuation allowance in the second quarter of 2011, our homeowners line underwriting results, a key contributor to the initial establishment of the valuation allowance, have significantly improved. The improvement in our homeowners underwriting results is attributable to actions undertaken by management, including rate increases, deductible expansion, and changes in the geographic mix, among others. See the "Personal Insurance Segment” discussion included in this Item 7 for further information. Since 2011, underwriting results have also been impacted by our RED underwriting results, which have included reserve strengthening in 2012, 2013 and 2014. Due to the actions taken in 2014, including the reserve strengthening and the placement of the ADC reinsurance agreement, which provides $40.0 million of adverse development cover over carried Loss and LAE reserves for the RED restaurant program, along with the fact that the RED program business has been terminated and is in run-off, future underwriting results are not expected to be materially impacted by RED underwriting results. See the "Specialty Insurance Segment” discussion included in this Item 7 for further information.
Management anticipates generating taxable income over the next three years that will allow for the realization of all of our net operating loss ("NOL") carryforwards prior to the end of 2017. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2032.
The following table sets forth the components of our federal income tax expense for the years ended December 31, 2014 and 2013:

($ millions)	2014	2013
Income before federal income taxes	$26.8	$61.3

Current tax expense	0.1	0.5
Deferred tax expense	1.9	11.8
	2.0	12.3
Valuation allowance	(82.6)	(11.8)
Total federal income tax (benefit) expense	(80.6)	0.5
Net income	$107.4	$60.8

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
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the years ended December 31, 2014 and 2013:

($ millions)	2014	2013
Continuing operations	$(82.6)	$(11.8)
Other comprehensive income	—	(6.1)
Change in valuation allowance	$(82.6)	$(17.9)

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
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 3, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
State Auto Financial Corporation
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 3, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 3, 2015

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2014	2013
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,831.3 and $1,804.0, respectively)	$1,891.9	$1,830.1
Equity securities, available-for-sale, at fair value (cost $235.5 and $196.6, respectively)	310.4	265.3
Other invested assets, available-for-sale, at fair value (cost $50.5 and $49.5, respectively)	80.3	80.9
Other invested assets	5.3	5.0
Notes receivable from affiliate	70.0	70.0
Total investments	2,357.9	2,251.3
Cash and cash equivalents	86.3	80.3
Accrued investment income and other assets	33.8	33.6
Deferred policy acquisition costs (affiliated net assumed $46.8 and $19.2, respectively)	126.5	96.8
Reinsurance recoverable on losses and loss expenses payable	9.6	9.1
Prepaid reinsurance premiums	6.1	4.7
Due from affiliate	40.1	—
Current federal income taxes	1.1	0.3
Net deferred federal income taxes	97.4	11.9
Property and equipment, at cost (net of accumulated depreciation of $6.1 and $5.8, respectively)	8.1	8.4
Total assets	$2,766.9	$2,496.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $494.3 and $438.0, respectively)	$983.2	959.9
Unearned premiums (affiliated net assumed $201.7 and $78.4, respectively)	612.4	491.0
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits (affiliated net ceded $63.2 and $37.3, respectively)	117.3	71.6
Due to affiliate	—	1.3
Other liabilities (affiliated net ceded $5.1 and affiliated net assumed $20.0, respectively)	80.3	86.8
Total liabilities	1,894.0	1,711.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.7 and 47.5 shares issued, respectively, at stated value of $2.50 per share	119.3	118.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.0)	(115.9)
Additional paid-in capital	143.2	137.5
Accumulated other comprehensive income (affiliated net ceded $65.1 and $41.0, respectively)	71.7	80.8
Retained earnings	654.7	563.8
Total stockholders’ equity	872.9	785.0
Total liabilities and stockholders’ equity	$2,766.9	$2,496.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2014	2013	2012

Earned premiums (affiliated net assumed $212.4, $200.0 and $232.9, respectively)	$1,074.1	$1,055.0	$1,042.1
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	74.7	72.8	75.4
Net realized gain on investments:
Total other-than-temporary impairment losses	(2.5)	(4.0)	(3.4)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	23.2	27.2	32.4
Total net realized gain on investments	20.7	23.2	29.0
Other income (affiliates $1.9, $2.0 and $3.6, respectively)	3.2	2.0	3.6
Total revenues	1,172.7	1,153.0	1,150.1
Losses and loss expenses (affiliated net assumed $250.8, $162.5 and $203.7, respectively)	771.3	719.8	778.3
Acquisition and operating expenses (affiliated net assumed $156.9, $172.7 and $190.8, respectively)	361.9	354.8	345.9
Interest expense (affiliates $0.7, $0.7 and $0.7, respectively)	5.4	8.5	7.0
Other expenses	7.3	8.6	8.3
Total expenses	1,145.9	1,091.7	1,139.5
Income before federal income taxes	26.8	61.3	10.6
Federal income tax (benefit) expense:
Current	0.1	0.5	(0.1)
Deferred	(80.7)	—	—
Total federal income tax (benefit) expense	(80.6)	0.5	(0.1)
Net income	$107.4	$60.8	$10.7
Earnings per common share:
Basic	$2.63	$1.50	$0.26
Diluted	$2.60	$1.49	$0.26
Dividends paid per common share	$0.40	$0.40	$0.55

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2014	2013	2012

Net income	$107.4	$60.8	$10.7
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during year	59.8	(27.1)	53.5
Reclassification adjustments for gains realized in net income	(20.7)	(23.2)	(28.8)
Income tax (expense) benefit	(13.7)	10.9	0.6
Total net unrealized holding gains (losses) on investments	25.4	(39.4)	25.3
Amortization of gain on derivative used in cash flow hedge	—	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial (loss) gain arising during period	(54.4)	32.5	(7.4)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.5)	(5.5)	(5.2)
Net actuarial loss	6.9	9.1	7.8
Income tax benefit	18.5	—	—
Total net unrecognized benefit plan obligations	(34.5)	36.1	(4.8)
Other comprehensive (loss) income	(9.1)	(3.4)	20.4
Comprehensive income	$98.3	$57.4	$31.1

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2014	2013	2012
Common shares:
Balance at beginning of year	47.5	47.3	47.1
Issuance of shares	0.2	0.2	0.2
Balance at end of year	47.7	47.5	47.3
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$118.8	$118.1	$117.8
Issuance of shares	0.5	0.7	0.3
Balance at end of year	$119.3	$118.8	$118.1
Treasury stock:
Balance at beginning of year	$(115.9)	(115.8)	(115.8)
Shares acquired on stock option exercises and vested restricted shares	(0.1)	(0.1)	—
Balance at end of year	$(116.0)	$(115.9)	$(115.8)
Additional paid-in capital:
Balance at beginning of year	$137.5	$131.6	$127.3
Issuance of common stock	2.9	3.4	1.3
Stock options granted	2.8	2.5	3.0
Balance at end of year	$143.2	$137.5	$131.6
Accumulated other comprehensive income:
Balance at beginning of year	$80.8	$84.2	$63.8
Change in unrealized holding gains (losses) on investments, net of tax	25.4	(39.4)	25.3
Amortization of gain on derivative used in cash flow hedge	—	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustments	(34.5)	36.1	(4.8)
Balance at end of year	$71.7	$80.8	$84.2
Retained earnings:
Balance at beginning of year	$563.8	$519.1	$530.7
Net income	107.4	60.8	10.7
Cash dividends paid (affiliates $10.2, $10.1 and $13.9, respectively)	$(16.5)	(16.1)	(22.3)
Balance at end of year	654.7	563.8	519.1
Total stockholders’ equity at end of year	$872.9	$785.0	$737.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income	$107.4	$60.8	$10.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net	11.7	13.5	7.1
Share-based compensation	3.6	4.1	3.5
Net realized gain on investments	(20.7)	(23.2)	(29.0)
Changes in operating assets and liabilities:
Deferred policy acquisition (benefits) costs	(29.7)	(5.1)	—
Accrued investment income and other assets	0.2	(2.3)	(1.4)
Postretirement and pension benefits	(7.3)	(5.3)	(4.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(1.9)	3.6	16.0
Other liabilities and due to/from affiliates, net	(50.8)	(0.9)	(9.8)
Losses and loss expenses payable	23.3	17.7	35.1
Unearned premiums	121.4	9.4	11.4
Excess tax benefits on share-based awards	—	0.1	—
Federal income taxes	(81.6)	(0.3)	12.3
Cash used in December 31, 2011 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	—	—	(75.5)
Cash used in pooling changes, December 31, 2011 and January 1, 2011	—	—	(261.4)
Net cash provided by (used in) operating activities	$75.6	$72.1	$(285.6)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(431.4)	$(326.7)	$(540.4)
Purchases of equity securities available-for-sale	(119.0)	(86.0)	(143.0)
Purchases of other invested assets	(1.8)	(5.5)	(1.1)
Maturities, calls and pay downs of fixed maturities available-for-sale	232.4	174.6	257.0
Sales of fixed maturities available-for-sale	163.5	113.3	332.8
Sales of equity securities available-for-sale	99.2	106.4	101.8
Sales of other invested assets available-for-sale	0.6	0.7	0.7
Net additions of property and equipment	—	0.2	1.5
Net cash (used in) provided by investing activities	$(56.5)	$(23.0)	$9.3
Cash flows from financing activities:
Proceeds from issuance of common stock	$3.5	$4.0	$1.6
Payments to acquire treasury stock	(0.1)	(0.1)	—
Payments of dividends (affiliates $10.2, $10.1 and $13.9, respectively)	(16.5)	(16.1)	(22.3)
Payment of credit facility issue costs	—	(0.5)	—
Excess tax benefits on share-based awards	—	(0.1)	—
Proceeds from long-term debt	—	85.0	—
Redemption of long-term debt	—	(100.0)	—
Net cash used in financing activities	$(13.1)	$(27.8)	$(20.7)
Net increase (decrease) in cash and cash equivalents	6.0	21.3	(297.0)
Cash and cash equivalents at beginning of year	80.3	59.0	356.0
Cash and cash equivalents at end of year	$86.3	$80.3	$59.0
Supplemental disclosures:
Interest paid (affiliates $0.7, $0.7 and $0.7, respectively)	$5.2	$8.5	$7.0
Federal income taxes paid (received)	$1.0	$0.8	$(12.4)

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
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the realization of deferred tax assets. In connection with the determination of losses and loss expenses payable, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, management considers all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive income (loss). These estimates by their nature are subject to uncertainties for various reasons.
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
The Company views gross unrealized losses on fixed maturities and equity securities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity security has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and the amount related to non-credit factors, which is recognized in other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.
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
f. Deferred Acquisition Costs
Acquisition costs, consisting of net commissions (including ceding commissions), premium taxes and certain underwriting expenses related to the successful acquisition or renewal of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements reimburse us for both deferrable and non-deferrable acquisition costs. To the extent these ceding commissions exceed the deferrable amount of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

acquisition costs, the excess is reported as a deferred liability and is included in other liabilities in our consolidated balance sheet. Excess ceding commissions are amortized in proportion to net revenue recognized on the underlying policies resulting in excess ceding commissions being recognized as a reduction of acquisition and operating expenses.
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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Balance, beginning of year	$96.8	$91.7	$91.7
Acquisition costs deferred	251.5	214.6	213.1
Acquisition costs amortized to expense	(221.8)	(209.5)	(213.1)
Balance, end of year	$126.5	$96.8	$91.7

g. Federal Income Taxes
The Company files a consolidated federal income tax return. Pursuant to a written tax sharing agreement, each entity within the consolidated group pays or receives its share of federal income taxes based on separate return calculations.
The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of other comprehensive income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.
Interest and penalties related to uncertain tax positions are recorded in the balance sheet as other liabilities, and recognized in the income statement as other expenses.
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $23.8 million and $24.7 million at December 31, 2014 and 2013, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2014 and 2013:

December 31, 2014	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	$(1.5)	$309.3
Obligations of states and political subdivisions	742.5	27.4	(0.4)	769.5
Corporate securities	333.4	10.2	(3.0)	340.6
U.S. government agencies residential mortgage-backed securities	458.7	15.6	(1.8)	472.5
Total fixed maturities	1,831.3	67.3	(6.7)	1,891.9
Equity securities:
Large-cap securities	185.5	57.3	(0.6)	242.2
Small-cap securities	50.0	18.2	—	68.2
Total equity securities	235.5	75.5	(0.6)	310.4
Other invested assets	50.5	29.8	—	80.3
Total available-for-sale securities	$2,117.3	$172.6	$(7.3)	$2,282.6

December 31, 2013	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$345.5	$13.4	$(6.5)	$352.4
Obligations of states and political subdivisions	765.3	25.8	(16.9)	774.2
Corporate securities	345.0	11.4	(6.7)	349.7
U.S. government agencies residential mortgage-backed securities	348.2	9.7	(4.1)	353.8
Total fixed maturities	1,804.0	60.3	(34.2)	1,830.1
Equity securities:
Large-cap securities	148.2	46.5	(0.3)	194.4
Small-cap securities	48.4	22.5	—	70.9
Total equity securities	196.6	69.0	(0.3)	265.3
Other invested assets	49.5	31.4	—	80.9
Total available-for-sale securities	$2,050.1	$160.7	$(34.5)	$2,176.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	Less than 12 months			12 months or more			Total
December 31, 2014	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.3)	4	$52.0	$(1.2)	17	$71.9	$(1.5)	21
Obligations of states and political subdivisions	6.1	—	5	30.9	(0.4)	9	37.0	(0.4)	14
Corporate securities	43.5	(0.9)	8	56.1	(2.1)	11	99.6	(3.0)	19
U.S. government agencies residential mortgage-backed securities	44.0	(0.3)	8	37.5	(1.5)	13	81.5	(1.8)	21
Total fixed maturities	113.5	(1.5)	25	176.5	(5.2)	50	290.0	(6.7)	75
Large-cap equity securities	7.2	(0.6)	2	—	—	—	7.2	(0.6)	2
Total temporarily impaired securities	$120.7	$(2.1)	27	$176.5	$(5.2)	50	$297.2	$(7.3)	77

	Less than 12 months			12 months or more			Total
December 31, 2013	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$109.6	$(6.5)	29	$—	$—	—	$109.6	$(6.5)	29
Obligations of states and political subdivisions	206.4	(14.7)	76	25.6	(2.2)	7	232.0	(16.9)	83
Corporate securities	105.6	(3.2)	22	40.9	(3.5)	8	146.5	(6.7)	30
U.S. government agencies residential mortgage-backed securities	103.6	(3.3)	25	19.3	(0.8)	10	122.9	(4.1)	35
Total fixed maturities	525.2	(27.7)	152	85.8	(6.5)	25	611.0	(34.2)	177
Large-cap equity securities	5.3	(0.3)	2	—	—	—	5.3	(0.3)	2
Total temporarily impaired securities	$530.5	$(28.0)	154	$85.8	$(6.5)	25	$616.3	$(34.5)	179

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Equity securities:
Large-cap securities	$(0.3)	$(1.8)	$—
Small-cap securities	(2.2)	(2.2)	(3.2)
Fixed maturities	—	—	(0.2)
Total other-than-temporary impairments	$(2.5)	$(4.0)	$(3.4)

The Company reviewed its investments at December 31, 2014, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2014:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$55.7	$56.5
Due after 1 year through 5 years	369.8	382.4
Due after 5 years through 10 years	299.9	312.4
Due after 10 years	647.2	668.1
U.S. government agencies residential mortgage-backed securities	458.7	472.5
Total	$1,831.3	$1,891.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2014, State Auto P&C had fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the FHLB Loan (as defined in Note 7). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the "U.S. government agencies residential mortgage-backed securities" classification of the Company's fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $8.8 million and $8.7 million were on deposit with insurance regulators as required by law at December 31, 2014 and 2013, respectively.
The following table sets forth the components of net investment income for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Fixed maturities	$64.3	$63.2	$66.9
Equity securities	6.2	6.0	4.9
Cash and cash equivalents, and other	6.2	5.7	5.6
Investment income	76.7	74.9	77.4
Investment expenses	2.0	2.1	2.0
Net investment income	$74.7	$72.8	$75.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities in 2014, 2013 and 2012 were $263.3 million, $220.4 million and $435.3 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Realized gains:
Fixed maturities	$3.1	$2.5	$15.7
Equity securities	21.3	26.1	19.0
Other invested assets	0.1	0.1	0.1
Total realized gains	24.5	28.7	34.8
Realized losses:
Equity securities:
Sales	(1.3)	(1.2)	(2.6)
OTTI	(2.5)	(4.0)	(3.2)
Fixed maturities:
Sales	—	(0.3)	—
OTTI	—	—	(0.2)
Total realized losses	(3.8)	(5.5)	(6.0)
Net realized gains on investments	$20.7	$23.2	$28.8
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$34.5	$(102.8)	$11.3
Equity securities	6.2	36.5	6.6
Other invested assets	(1.6)	16.0	6.8
Deferred federal income tax	(13.7)	17.6	(8.6)
Valuation allowance	—	(6.7)	9.2
Change in unrealized holding gains (losses), net of tax	$25.4	$(39.4)	$25.3

There was a deferred federal income tax liability on the net unrealized holding gains at December 31, 2014 of $55.3 million and a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at December 31, 2013 of $41.6 million.
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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2014 and 2013, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2014 and 2013.
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
Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $72.9 million and $74.2 million at December 31, 2014 and 2013, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. The funds are disclosed in Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2014 and 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$309.3	$—	$309.3	$—
Obligations of states and political subdivisions	769.5	—	769.5	—
Corporate securities	340.6	—	331.2	9.4
U.S. government agencies residential mortgage-backed securities	472.5	—	472.5	—
Total fixed maturities	1,891.9	—	1,882.5	9.4
Equity securities:
Large-cap securities	242.2	242.2	—	—
Small-cap securities	68.2	68.2	—	—
Total equity securities	310.4	310.4	—	—
Other invested assets	80.3	7.4	72.9	—
Total available-for-sale investments	$2,282.6	$317.8	$1,955.4	$9.4

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.4	$—	$352.4	$—
Obligations of states and political subdivisions	774.2	—	774.2	—
Corporate securities	349.7	—	340.8	8.9
U.S. government agencies residential mortgage-backed securities	353.8	—	353.8	—
Total fixed maturities	1,830.1	—	1,821.2	8.9
Equity securities:
Large-cap securities	194.4	194.4	—	—
Small-cap securities	70.9	70.9	—	—
Total equity securities	265.3	265.3	—	—
Other invested assets	80.9	6.7	74.2	—
Total available-for-sale investments	$2,176.3	$272.0	$1,895.4	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2014 and 2013, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	0.2
Purchases	0.3
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2014	$9.4

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	0.2
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2013	$8.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are the FHLB membership common stock ("FHLB common stock"), purchased when State Auto P&C joined the FHLB in 2013, and the Trust Securities (as defined in Note 6b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2014 was $4.8 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
Notes Receivable from Affiliates
In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. The Company estimates the fair value of the notes receivable from affiliates using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. This has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	December 31, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.6	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	December 31, 2014			December 31, 2013
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	$85.3	$86.4	5.03%	$85.3	$85.7	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.44%	15.5	15.5	4.44%
Total notes payable	$100.8	$101.9		$100.8	$101.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2014	2013	2012
Losses and loss expenses payable, at beginning of year	$959.9	$942.2	$907.1
Less: reinsurance recoverable on losses and loss expenses payable	9.1	13.5	25.5
Net balance at beginning of year	950.8	928.7	881.6
Incurred related to:
Current year	726.2	741.0	795.2
Prior years	45.1	(21.2)	(16.9)
Total incurred	771.3	719.8	778.3
Paid related to:
Current year	373.2	355.0	397.2
Prior years	375.3	342.7	334.0
Total paid	748.5	697.7	731.2
Net balance at end of year	973.6	950.8	928.7
Plus: reinsurance recoverable on losses and loss expenses payable	9.6	9.1	13.5
Losses and loss expenses payable, at end of year (affiliates $494.3, $438.0 and $435.1, respectively)	$983.2	$959.9	$942.2

The Company recorded adverse development related to prior years' loss and loss expense reserves in 2014 of $45.1 million, compared to favorable development for 2013 and 2012 of $21.2 million and $16.9 million, respectively. Favorable development of unallocated loss adjustment expenses contributed approximately $12.5 million of the 2014 development, while favorable development of catastrophe reserves was approximately $5.2 million, which was slightly lower than 2013. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $23.1 million of favorable development. The business insurance segment contributed $16.7 million of favorable development, driven by the other & product liability and commercial auto lines with $11.9 million and $5.3 million of favorable development, respectively. The favorable development in these lines was driven by the emergence of lower than anticipated claim severity from accident years 2012 and prior. The personal insurance segment contributed $6.4 million of favorable development, primarily from accident year 2013. Somewhat offsetting the favorable development was adverse development of $2.1 million in the commercial multi-peril line, driven by third party liability coverage. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $85.9 million of adverse development, driven by RED reserve strengthening of $96.7 million related to a large restaurant program and a commercial auto trucking program. Somewhat offsetting the unfavorable development was favorable development of $5.7 million in the Workers' compensation unit, $3.9 million in the E&S property unit and $2.1 million in the E&S casualty unit. These results were driven by better than anticipated severity emerging from the 2012 and 2013 accident years.
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
Favorable development on prior years loss adjustment expense reserves contributed approximately $6.3 million of the 2012 development, while $10.4 million was attributable to favorable development on catastrophe reserves from accident year 2011. The personal and business insurance segments' non-catastrophe loss and ALAE reserves accounted for $28.0 million of favorable development related to the latest three accident years, primarily in the personal auto liability, other & product liability, and fire & allied lines with $10.5 million, $9.4 million and $5.1 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity. The specialty insurance segment non-catastrophe

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

loss and ALAE reserves accounted for $27.8 million of adverse development related to the latest two accident years, which was driven by RED reserve strengthening.
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
On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which was a three-year quota share agreement covering its homeowners line of business. Under the arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement expired on December 31, 2014. The Company received $89.5 million of unearned premiums related to the expiration of this arrangement. Subject to the terms and conditions of the arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the year ended December 31, 2014, the Company recognized $19.0 million of profit commission, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income. The amount of ceding commission earned was limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. As a result of the expiration of the HO QS Arrangement, the Company recognized $8.1 million of excess ceding commission that had previously been deferred, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company recognized $8.6 million and $8.4 million, respectively, of excess ceding commission as a deferred liability on the consolidated balance sheet.
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2014 and 2013, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	2014	2013
Losses and loss expenses payable:
Direct	$484.4	$516.9
Assumed	4.5	5.0
Ceded	(9.6)	(9.1)
Net losses and loss expenses payable	$479.3	$512.8
Unearned premiums:
Direct	$409.7	$411.6
Assumed	1.0	1.0
Ceded	(6.1)	(4.7)
Net unearned premiums	$404.6	$407.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2014, 2013 and 2012, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	2014	2013	2012
Written premiums:
Direct	$880.6	$886.7	$860.1
Assumed	4.4	3.9	4.0
Ceded	(26.8)	(24.3)	(24.3)
Net written premiums	$858.2	$866.3	$839.8
Earned premiums:
Direct	$882.6	$874.7	$833.3
Assumed	4.4	3.8	4.1
Ceded	(25.3)	(23.5)	(28.2)
Net earned premiums	$861.7	$855.0	$809.2
Losses and loss expenses incurred:
Direct	$525.6	$559.1	$577.4
Assumed	2.9	3.0	3.6
Ceded	(8.0)	(4.8)	(6.4)
Net losses and loss expenses incurred	$520.5	$557.3	$574.6

6. Transactions with Affiliates
a. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual which includes Meridian Citizens Mutual Insurance Company (merged with State Auto Mutual at the close of business on July 2, 2014), and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company, (collectively referred to as the “Mutual Pooled Companies”). State Auto P&C, Milbank and SA Ohio are referred to as the “STFC Pooled Companies,” State Auto Mutual, SA Wisconsin, Meridian Security and Patrons Mutual are referred to as the “Mutual Pooled Companies,” and RIC, Plaza, American Compensation and Bloomington Compensation are referred to as the "Rockhill Insurers." The STFC Pooled Companies, the Mutual Pooled Companies and the Rockhill Insurers are collectively referred to as the “State Auto Group.”
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2014 and 2013:

($ millions)	2014	2013
Assets
Deferred policy acquisition costs:
Ceded	$(79.7)	$(77.6)
Assumed	126.5	96.8
Net assumed	$46.8	$19.2

Liabilities and Stockholders' Equity
Losses and loss expenses payable:
Ceded	$(479.3)	$(512.8)
Assumed	973.6	950.8
Net assumed	$494.3	$438.0
Unearned premiums:
Ceded	$(404.6)	$(407.9)
Assumed	606.3	486.3
Net assumed	$201.7	$78.4
Pension and postretirement benefits:
Ceded	$(180.5)	$(106.5)
Assumed	117.3	69.2
Net ceded	$(63.2)	$(37.3)
Other liabilities:
Ceded	$(70.7)	$(47.2)
Assumed	65.6	67.2
Net ceded	$(5.1)	$20.0
Stockholders' Equity
Accumulated other comprehensive income:
Ceded	$(186.0)	$(117.1)
Assumed	120.9	76.1
Net ceded	$(65.1)	$(41.0)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Written premiums:
Ceded	$(858.2)	$(866.3)	$(839.9)
Assumed	1,194.2	1,062.1	1,055.3
Net assumed	$336.0	$195.8	$215.4
Earned premiums:
Ceded	$(861.7)	$(855.0)	$(809.2)
Assumed	1,074.1	1,055.0	1,042.1
Net assumed	$212.4	$200.0	$232.9
Losses and loss expenses incurred:
Ceded	$(523.6)	$(560.2)	$(575.7)
Assumed	774.4	722.7	779.4
Net assumed	$250.8	$162.5	$203.7
Acquisition and operating expenses:
Ceded	(215.4)	(192.6)	(161.8)
Assumed	372.3	365.3	352.6
Net assumed	$156.9	$172.7	$190.8

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2014 and 2013 is approximately $297.0 million and $295.5 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.44% at December 31, 2014). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2014, 2013 and 2012, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.5 million, $1.6 million and $2.9 million in 2014, 2013 and 2012, respectively, and is included in other income (affiliates) on the consolidated statements of income.
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
As of December 31, 2014, State Auto P&C had not made any borrowings and both State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

8. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014		2013		2012
Amount at statutory rate	$9.4	35.0%	$21.5	35.0%	$3.7	35.0%
Tax-exempt interest and dividends received deduction	(8.5)	(32.0)	(9.4)	(15.0)	(9.1)	(85.0)
Other, net	1.1	4.0	0.2	—	0.5	4.0
Valuation allowance	(82.6)	(308.0)	(11.8)	(19.0)	4.8	45.0
Federal income tax (benefit) expense and effective rate	$(80.6)	(301.0)%	$0.5	1.0%	$(0.1)	(1.0)%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013:

($ millions)	2014	2013
Deferred tax assets:
Unearned premiums not currently deductible	$42.2	$33.8
Losses and loss expenses payable discounting	21.0	21.6
Postretirement and pension benefits	41.1	24.9
Realized loss on other-than-temporary impairment	8.4	7.5
Other liabilities	22.2	17.3
Net operating loss carryforward	58.0	56.5
Tax credit carryforward	1.9	1.7
Other	4.7	9.2
Total deferred tax assets	199.5	172.5
Deferred tax liabilities:
Deferral of policy acquisition costs	44.3	33.9
Net unrealized holding gains on investments	57.8	44.1
Total deferred tax liabilities	102.1	78.0
Total net deferred tax assets before valuation allowance	97.4	94.5
Less valuation allowance	—	82.6
Net deferred federal income taxes	$97.4	$11.9

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
During 2011, the Company determined that a valuation allowance should be established due to the magnitude of the catastrophe losses from unprecedented storms experienced industry wide. As part of its assessment of the appropriateness of the deferred tax asset valuation allowance at December 31, 2014, management considered the following positive evidence: (i) three-year cumulative pre-tax income of $98.7 million, (ii) three consecutive years of pre-tax income, (iii) the expiration of the HO QS Arrangement under which we ceded 75% of our homeowners line underwriting results to the participating reinsurers, (iv) the actions the Company took (including reserve strengthening and entering into an ADC reinsurance agreement protecting against the risk of further adverse development for one of the programs) with respect to the terminated RED program business, which significantly reduced the Company's reported financial results since 2011, (v) more adequate pricing, which has contributed to improved underwriting margins, and (vi) profitable growth within the specialty insurance segment, excluding the terminated RED program business. Management concluded that this positive evidence outweighed available negative evidence and further concluded that a valuation allowance against the Company's net deferred tax assets was no longer appropriate. As a result, the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

valuation allowance was reversed at December 31, 2014. With the reversal of the valuation allowance at December 31, 2014, the Company recorded an income tax benefit of $82.6 million. At December 31, 2013, the valuation allowance was $82.6 million, with $11.8 million recorded as a reduction of income tax expense in the income statement.
At December 31, 2014, the tax benefit of the net operating loss carryforward was $58.0 million; if not used, it will expire in 2032.
At December 31, 2014, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2014 or 2013.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2012. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
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
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2014 and 2013:

($ millions)	Pension		Postretirement
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$230.5	$246.1	$22.3	$25.1
Service cost	4.6	6.1	—	—
Interest cost	10.8	9.6	1.1	1.0
Actuarial loss (gain)	57.3	(19.6)	1.7	(2.6)
Benefits paid	(10.7)	(11.7)	(1.2)	(1.2)
The Company’s portion of benefit obligation at end of year	$292.5	$230.5	$23.9	$22.3
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$185.9	$162.2	$1.3	$1.8
Employer contribution	13.0	13.0	—	—
Actual return on plan assets	16.9	22.4	—	0.3
Benefits paid	(10.7)	(11.7)	(1.0)	(0.8)
The Company’s portion of fair value of plan assets at end of year	$205.1	$185.9	$0.3	$1.3
Supplemental executive retirement plan	(6.3)	(6.0)	—	—
Funded status at end of year	$(93.7)	$(50.6)	$(23.6)	$(21.0)
Accumulated benefit obligation end of year	$260.1	$211.2

No assets are expected to be returned during the fiscal year ending December 31, 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2014 and 2013:

($ millions)	2014	2013
Prior service benefit	$(64.9)	$(70.3)
Net actuarial loss	141.9	94.3
Total	$77.0	$24.0

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2015:

($ millions)	2015
Prior service benefit	$(5.4)
Net actuarial loss	11.5
Total	$6.1

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2014, 2013 and 2012:

($ millions)	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Components of net periodic cost:
Service cost	$5.2	$6.1	$7.8	$—	$0.4	$—
Interest cost	11.1	9.6	9.9	1.1	1.2	1.1
Expected return on plan assets	(12.6)	(12.2)	(11.7)	—	(0.2)	(0.1)
Amortization of:
Prior service cost (benefit)	—	—	0.3	(5.5)	(5.5)	(5.5)
Net actuarial loss	6.3	8.1	6.7	0.6	1.0	1.1
Net periodic cost (benefit)	$10.0	$11.6	$13.0	$(3.8)	$(3.1)	$(3.4)

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2015	$9.6	$1.7
2016	10.0	1.7
2017	10.5	1.7
2018	11.2	1.6
2019	11.8	1.6
2020-2024	72.0	7.3
The postretirement plan’s gross benefit payments for 2014 were $1.2 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.3 million for 2014 and estimates future annual subsidies to be approximately $0.2 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2014 and 2013:

	Pension		Postretirement
	2014	2013	2014	2013
Benefit obligations weighted-average assumptions:
Discount rate	3.85%	4.85%	3.85%	4.85%
Rates of increase in compensation levels	3.50	3.50	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2014, 2013 and 2012:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions:
Discount rate	4.85%	4.05%	4.40%	4.85%	4.05%	4.40%
Expected long-term rate of return on assets	7.00	7.50	7.50	—	7.50	7.50
Rates of increase in compensation levels	3.50	4.00	4.00	—	—	—
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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2014, 2013 and 2012:

	Postretirement
	2014	2013	2012
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	6.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.80%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2075	2018	2017
The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2014:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	3.8	3.3
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
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the asset allocation targets, as a percentage of total fair value, which are used as a guide by management when allocating funds as they become available.

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	49%
U.S. large-cap equity	26
U.S. small-cap equity	11
International equity	10
Emerging market equity	4
Total	100%

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
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2014 and 2013.
The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2014 and 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$56.4	$—	$56.4	$—
Corporate securities	39.7	—	39.7	—
U.S. government agencies mortgage-backed securities	9.4	—	9.4	—
Total fixed maturities	105.5	—	105.5	—
Equity securities:
Large-cap securities	53.7	53.7	—	—
Small-cap securities	21.8	21.8	—	—
Total equity securities	75.5	75.5	—	—
International instruments	18.7	—	18.7	—
Total pension plan investments	$199.7	$75.5	$124.2	$—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$30.0	$—	$30.0	$—
Corporate securities	24.6	—	24.6	—
U.S. government agencies mortgage-backed securities	11.3	—	11.3	—
Total fixed maturities	65.9	—	65.9	—
Equity securities:
Large-cap securities	58.0	58.0	—	—
Small-cap securities	26.3	26.3	—	—
Total equity securities	84.3	84.3	—	—
International instruments	25.4	—	25.4	—
Total pension plan investments	$175.6	$84.3	$91.3	$—

The following tables set forth the Company’s share of the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2014 and 2013:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
Corporate securities	$0.1	$—	$0.1	$—
Total fixed maturities	0.1	—	0.1	—
Short-term money market funds	0.2	0.2	—	—
Total postretirement plan investments	$0.3	$0.2	$0.1	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturities:
Corporate securities	$0.2	$—	$0.2	$—
Total fixed maturities	0.2	—	0.2	—
Equity securities:
Large-cap securities	0.8	0.8	—	—
Total equity securities	0.8	0.8	—	—
Total postretirement plan investments	$1.0	$0.8	$0.2	$—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2015 is approximately $13.0 million.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $5.1 million, $4.6 million and $4.5 million for 2014, 2013 and 2012, respectively.
10. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the years ended December 31, 2014, 2013 and 2012:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2014	$84.6	$—	$(3.8)	$80.8
Other comprehensive income before reclassifications	38.9	—	(54.4)	(15.5)
Amounts reclassified from AOCI (a)	(13.5)	—	19.9	6.4
Net current period other comprehensive income	25.4	—	(34.5)	(9.1)
Ending balance at December 31, 2014	$110.0	$—	$(38.3)	$71.7

Beginning balance at January 1, 2013	$124.0	$0.1	$(39.9)	$84.2
Other comprehensive income before reclassifications	(16.1)	—	32.5	16.4
Amounts reclassified from AOCI (a)	(23.3)	(0.1)	3.6	(19.8)
Net current period other comprehensive income	(39.4)	(0.1)	36.1	(3.4)
Ending balance at December 31, 2013	$84.6	$—	$(3.8)	$80.8

Beginning balance at January 1, 2012	$98.7	$0.2	$(35.1)	$63.8
Other comprehensive income before reclassifications	54.1	—	(7.4)	46.7
Amounts reclassified from AOCI (a)	(28.8)	(0.1)	2.6	(26.3)
Net current period other comprehensive income	25.3	(0.1)	(4.8)	20.4
Ending balance at December 31, 2012	$124.0	$0.1	$(39.9)	$84.2

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2014, 2013 and 2012:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive Income Components	2014	2013	2012	Consolidated Statements of Income
Unrealized gains on available for sale securities	$20.7	$23.2	$28.8	Realized gain on sale of securities
	20.7	23.2	28.8	Total before tax
	(7.2)	0.1	—	Tax (expense) benefit
	13.5	23.3	28.8	Net of tax
Amortization of gain on derivative used in cash flow hedge	—	0.1	0.1	Realized gain on sale of securities
	—	0.1	0.1	Total before tax
	—	—	—	Tax benefit (expense)
	—	0.1	0.1	Net of tax
Amortization of benefit plan items:
Negative prior service costs	5.5	5.5	5.2	(a)
Net loss	(6.9)	(9.1)	(7.8)	(a)
	(1.4)	(3.6)	(2.6)	Total before tax
	(18.5)	—	—	Tax expense
	(19.9)	(3.6)	(2.6)	Net of tax
Total reclassifications for the period	$(6.4)	$19.8	$26.3

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
11. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders' surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $77.8 million is available for payment to State Auto Financial from its insurance subsidiaries in 2015 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $20.0 million, $10.0 million and $20.0 million in 2014, 2013 and 2012, respectively.
The Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2014, each of the Company's insurance subsidiaries maintained adjusted statutory surplus in excess of 450% of the authorized control level RBC.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2014	2013
Statutory capital and surplus of insurance subsidiaries	$778.4	$753.2
Net liabilities of non-insurance parent and affiliates	(80.8)	(82.4)
	697.6	670.8
Increases (decreases):
Deferred acquisition costs	126.5	96.8
Postretirement and pension benefits	27.2	6.3
Deferred federal income taxes	(49.7)	(15.8)
Fixed maturities, at fair value	60.6	26.1
Other, net	10.7	0.8
Stockholders’ equity per accompanying consolidated financial statements	$872.9	$785.0

($ millions)	Year ended December 31
	2014	2013	2012
Statutory net (loss) income of insurance subsidiaries	$(17.5)	$51.1	$5.5
Net (loss) income of non-insurance parent and affiliates	(5.3)	(5.1)	0.2
	(22.8)	46.0	5.7
Increases (decreases):
Deferred acquisition costs	29.7	5.1	—
Postretirement and pension benefits	10.6	10.3	5.3
Deferred federal income taxes	79.3	(1.0)	(3.3)
Share-based compensation expense	(0.5)	(1.3)	(2.7)
Other, net	11.1	1.7	5.7
Net income per accompanying consolidated financial statements	$107.4	$60.8	$10.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Equity Plan
The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.0 million common shares under the Equity Plan. As of December 31, 2014, a total of 0.8 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.
The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2014, 2013 and 2012 were 0.2 million, 0.5 million and 0.3 million, respectively.
The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period.
The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2014, 2013 and 2012:

	2014		2013			2012
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	38,233	$15.06	55,413		$16.21	33,887	$17.92
Granted	56,178	21.23	—		—	21,526	13.53
Vested	(16,892)	17.08	(17,180)		18.78	—	—
Canceled	(1,047)	21.23	—	—	—	—	—
Outstanding, end of year	76,472	$19.06	38,233		$15.06	55,413	$16.21

As of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.25 years.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2014, a total of 3.2 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.
Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 25,960 RSUs, 33,712 RSUs, and 26,480 RSUs granted in 2014, 2013 and 2012, respectively.
During 2014 and 2013, common shares valued at approximately $51,000 and $51,000, respectively, were distributed by the Company under the RSU Plan.
Stock Options
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2014, 2013 and 2012. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Fair value per share	$7.28	$5.15	$3.46
Expected dividend yield	1.86%	2.40%	4.41%
Risk free interest rate	1.65%	1.26%	1.10%
Expected volatility factor	39.23%	37.59%	41.50%
Expected life in years	5.7	6.3	5.4
The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2014, 2013 and 2012:

(millions, except per share amounts)	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.9	$22.01	3.9	$22.25	3.8	$22.79
Granted	0.3	21.20	0.5	16.82	0.4	13.54
Exercised	(0.1)	16.43	(0.2)	16.82	—	14.49
Canceled	(0.4)	30.21	(0.3)	19.52	(0.3)	17.95
Outstanding, end of year	3.7	$21.29	3.9	$22.01	3.9	$22.25

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $0.5 million, $0.5 million and $0 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2014:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	2.1	5.8	$16.47	1.5	$16.65
$20.01 – $30.00	1.3	3.1	25.84	1.0	27.32
Greater than $30.00	0.3	1.4	33.45	0.3	33.45
	3.7	4.5	$21.29	2.8	$22.30

Aggregate intrinsic value for total options outstanding at December 31, 2014 was $17.2 million. Aggregate intrinsic value for total options exercisable at December 31, 2014 was $8.4 million.
Compensation expense recognized during 2014, 2013 and 2012 was $3.6 million, $4.1 million and $3.5 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2014, there was $3.2 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.
14. Net Earnings Per Common Share
The following table sets forth the compilation of basic and diluted net earnings per common share for the years ended December 31, 2014, 2013 and 2012:

(millions, except per share amounts)	2014	2013	2012
Numerator:
Net earnings for basic net earnings per common share	$107.4	$60.8	$10.7
Adjusted net earnings for dilutive net earnings per common share	$107.4	$60.8	$10.7
Denominator:
Weighted average shares for basic net earnings per common share	40.8	40.6	40.4
Effect of dilutive share-based awards	0.4	0.1	0.1
Adjusted weighted average shares for diluted net earnings per common share	41.2	40.7	40.5

Basic net earnings per common share	$2.63	$1.50	$0.26
Diluted net earnings per common share	$2.60	$1.49	$0.26

The following table sets forth the options to purchase shares of common stock and the restricted share units ("RSU award") provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2014, 2013 and 2012:

(millions)	2014	2013	2012
Total number of antidilutive options and awards	1.8	2.6	3.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

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
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants was recognized over the two year vesting period ended December 31, 2014.
The investment operations segment is evaluated based on investment returns of assets managed by Stateco. Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally.
As of January 1, 2013 our units within the specialty insurance segment changed from RED, Rockhill and Workers’ Compensation to E&S property, E&S casualty, Programs and Workers’ compensation. This change did not have any impact on segment reporting.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012:

($ millions)	2014	2013	2012
Revenues from external sources:
Insurance segments
Personal insurance	$451.4	$464.0	$469.8
Business insurance	381.8	364.2	327.2
Specialty insurance	240.9	226.8	245.1
Total insurance segments	1,074.1	1,055.0	1,042.1
Investment operations segment
Net investment income	74.7	72.8	75.4
Net realized capital gains	20.7	23.2	28.8
Total investment operations segment	95.4	96.0	104.2
Total revenue from reportable segments	1,169.5	1,151.0	1,146.3
All other	3.2	2.0	3.8
Total revenues from external sources	1,172.7	1,153.0	1,150.1
Intersegment revenues	5.1	5.1	9.5
Total revenues	1,177.8	1,158.1	1,159.6
Reconciling items:
Eliminate intersegment revenues	(5.1)	(5.1)	(9.5)
Total consolidated revenue	$1,172.7	$1,153.0	$1,150.1
Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(11.7)	$(12.6)	$(1.6)
Business insurance SAP underwriting loss	(8.5)	(10.2)	(42.3)
Specialty insurance SAP underwriting loss	(85.6)	(11.2)	(48.1)
Total insurance segments	(105.8)	(34.0)	(92.0)
Investment operations segment:
Net investment income	74.7	72.8	75.4
Net realized capital gains	20.7	23.2	28.8
Total investment operations segment	95.4	96.0	104.2
All other segments income	—	0.9	2.0
Reconciling items:
GAAP adjustments	45.8	11.8	7.2
Interest expense on corporate debt	(5.4)	(8.5)	(7.0)
Corporate expenses	(3.2)	(4.9)	(3.8)
Total reconciling items	$37.2	$(1.6)	$(3.6)
Total consolidated income before federal income taxes	$26.8	$61.3	$10.6

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2014 and 2013:

($ millions)	2014	2013
Segment assets:
Investment operations segment	$2,444.2	$2,331.6
Total segment assets	2,444.2	2,331.6
Reconciling items:
Corporate assets	322.7	164.8
Total consolidated assets	$2,766.9	$2,496.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.
16. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2014 and 2013:

($ millions, except per share amounts)	2014
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$291.3	$294.4	$291.3	$295.7
Income (loss) before federal income taxes	27.7	3.1	13.1	(17.1)
Net income	27.1	3.0	11.9	65.4
Earnings per common share:
Basic	$0.67	$0.07	$0.29	$1.60
Diluted	$0.66	$0.07	$0.28	$1.58

	2013
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$285.3	$285.3	$292.7	$289.7
Income before federal income taxes	20.0	6.3	18.7	16.3
Net income	19.7	6.2	18.5	16.4
Earnings per common share:
Basic	$0.49	$0.15	$0.46	$0.40
Diluted	$0.49	$0.15	$0.45	$0.40

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

17. Contingencies
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
The following describes a pending legal proceeding in which the Company is a party:
In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs claim that in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and Plaintiffs allege that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs sought compensatory and punitive damages to be determined by the court, as well as class certification. On February 2, 2015, the Court struck the class allegations, and on February 13, 2015, the Court stayed the proceedings to allow the parties to engage in settlement discussions.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
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

2.
Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 framework to evaluate the effectiveness of our internal control over financial reporting. Our management believes that the COSO 2013 framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting.

4.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and has concluded that such internal control over financial reporting was effective.

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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2015 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 3, 2015, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, David R. Meuse and Paul S. Williams. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2015 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2015 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2015 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in the 2015 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2015 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2015 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for each of the three years in the period ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2014, 2013 and 2012 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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

10.29
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

10.30
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

10.31
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.01 therein)

10.42
Homeowners Quota Share Reinsurance Contract between State Automobile Mutual Insurance Company (on behalf of itself and insurance subsidiaries and affiliates now under its ownership, control or management, including insurance subsidiaries of State Auto Financial Corporation) and a syndicate of reinsurers effective December 31, 2011 at 11:59 p.m.
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.46 therein)

10.43	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.44	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.45	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.46
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

10.47
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

10.48*
Employment Agreement, dated as of December 20, 2011, commencing as of January 1, 2012, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.55 therein)

10.49*	Executive Agreement dated as of December 20, 2011, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.57 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.50*
Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.61 therein)

10.51*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.02 therein)

10.52*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.03 therein)

10.53*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.04 therein)

10.54*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.05 therein)

10.55*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.56*	Indemnification Agreement dated as of November 14, 2008, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.2 therein)

10.57*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.58*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.59*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and James A. Yano	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.6 therein)

10.60*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.61*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.62*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.63*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.64*
Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.65*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.66*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.67*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.68*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.69*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Included herein

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2010 (see Exhibit 10.01 therein)

10.71*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2011, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2011 (see Exhibit 10.01 therein)

10.72*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 1, 2012, between State Auto Financial Corporation and Robert P. Restrepo Jr.	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.1 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.01 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.03 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Jessica E. Buss	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.04 therein)

10.77*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and James A. Yano	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.05 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.78*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.79*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.80*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

10.81*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.82*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.83*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.84*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.85*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.86*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.87*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.88*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.89*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.90*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.91*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.92*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.93*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.94*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.95*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.96*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.97*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.98*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.99*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.100*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.101*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.102*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.103*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.104*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.105*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.106*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.107*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.108*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

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
Form 8-K Current Report filed on November 25, 2009 (see Exhibit 10.1 therein)

10.110*	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.111*	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.112*
Application for Callable Advance signed July 10, 2013 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.04 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney—Robert P. Restrepo, Jr., David J. D’Antoni, David R. Meuse, S. Elaine Roberts, Alexander B. Trevor and Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 24.01 therein)

24.02	Powers of Attorney—Robert E. Baker and Thomas E. Markert	Form 10-Q Quarterly Report for the period ended March 31, 2008 (see Exhibit 24.01 therein)

24.03	Power of Attorney—Eileen A. Mallesch	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 24.03 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	XBRL Instance Document	Included herein

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS
The exhibits included with this Form 10-K, as indicated in Item 15(a)(3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES
Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a)(2), follow the signatures to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 3, 2015	/S/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT P. RESTREPO, JR.	Chairman, President and Chief Executive Officer	March 3, 2015
Robert P. Restrepo, Jr.	(principal executive officer)

/S/ STEVEN E. ENGLISH	Senior Vice President and Chief Financial Officer	March 3, 2015
Steven E. English	(principal financial officer)

/S/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 3, 2015
Matthew R. Pollak	(principal accounting officer)

DAVID J. D’ANTONI*	Director	March 3, 2015
David J. D’Antoni

ROBERT E. BAKER*	Director	March 3, 2015
Robert E. Baker

THOMAS E. MARKERT*	Director	March 3, 2015
Thomas E. Markert

DAVID R. MEUSE*	Director	March 3, 2015
David R. Meuse

S. ELAINE ROBERTS*	Director	March 3, 2015
S. Elaine Roberts

EILEEN A. MALLESCH*	Director	March 3, 2015
Eileen A. Mallesch

ALEXANDER B. TREVOR*	Director	March 3, 2015
Alexander B. Trevor

PAUL S. WILLIAMS*	Director	March 3, 2015
Paul S. Williams

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/S/ STEVEN E. ENGLISH	Attorney in Fact	March 3, 2015
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2014

($ millions)
December 31, 2014	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$309.3	$309.3
Obligations of states and political subdivisions	742.5	769.5	769.5
Corporate securities	333.4	340.6	340.6
U.S. government agencies residential mortgage-backed securities	458.7	472.5	472.5
Total fixed maturities	1,831.3	1,891.9	1,891.9
Equity securities:
Large-cap securities	185.5	242.2	242.2
Small-cap securities	50.0	68.2	68.2
Total equity securities	235.5	310.4	310.4
Other invested assets	50.5	80.3	80.3
Total available-for-sale securities	2,117.3	2,282.6	2,282.6
Other invested assets	5.3	5.3	5.3
Total investments – other than investments in related parties	$2,122.6	$2,287.9	$2,287.9

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2014	2013
Assets
Investments in common stock of subsidiaries (equity method)	$960.7	$891.1
Fixed maturities, available-for-sale, at fair value	0.9	1.6
Other invested assets	2.8	2.6
Cash and cash equivalents	11.5	6.1
Other assets	0.3	0.4
Due from affiliates	—	1.5
Federal income tax, net	21.2	4.6
Total assets	$997.4	$907.9
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.8 and $116.8, respectively)	$116.8	$116.8
Due to affiliates	0.5	—
Other liabilities	7.2	6.1
Total liabilities	124.5	122.9
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.7 and 47.5 shares issued, respectively, at stated value of $2.50 per share	119.3	118.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.0)	(115.9)
Additional paid-in capital	143.2	137.5
Accumulated other comprehensive income	71.7	80.8
Retained earnings	654.7	563.8
Total stockholders’ equity	872.9	785.0
Total liabilities and stockholders’ equity	$997.4	$907.9

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2014	2013	2012
Net investment income	$0.3	$0.3	$0.2
Net realized gain on investments	—	0.7	0.4
Total revenues	0.3	1.0	0.6
Interest expense (affiliates $6.0, $3.2 and $0.7, respectively)	6.0	8.8	7.0
Other operating expenses	5.6	6.8	5.8
Total expenses	11.6	15.6	12.8
Loss before federal income taxes	(11.3)	(14.6)	(12.2)
Federal income tax benefit	(20.6)	(4.8)	(1.7)
Net income (loss) before equity in net income of subsidiaries	9.3	(9.8)	(10.5)
Equity in net income of subsidiaries	98.1	70.6	21.2
Net income	$107.4	$60.8	$10.7

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2014	2013	2012
Net income	$107.4	$60.8	$10.7
Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during the year	(0.2)	0.5	0.7
Reclassification adjustments for gains realized in net income	—	(0.7)	(0.4)
Income tax benefit	0.1	—	—
Total net unrealized holding (losses) gains on investments	(0.1)	(0.2)	0.3
Unrealized equity in subsidiaries	(9.0)	(3.2)	20.1
Other comprehensive (loss) income	(9.1)	(3.4)	20.4
Comprehensive income	$98.3	$57.4	$31.1

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income	$107.4	$60.8	$10.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	—	1.3	(0.3)
Share-based compensation	0.9	1.6	0.4
Net realized gain on investments	—	(0.7)	(0.4)
Equity in net income from consolidated subsidiaries	(98.1)	(70.6)	(21.2)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	0.5	0.1	1.5
Other assets	—	0.5	0.3
Excess tax benefits on share-based awards	—	0.1	—
Federal income taxes, net	(16.6)	(3.1)	(1.2)
Net cash used in operating activities	(5.9)	(10.0)	(10.2)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	24.0	13.8	27.0
Purchases of equity securities – available-for-sale	—	—	(3.2)
Purchases of other invested assets	(0.4)	(0.2)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	0.5	0.2	2.5
Sales of fixed maturities – available-for-sale	0.3	3.9	0.3
Sales of equity securities – available-for-sale	—	3.7	3.2
Net cash provided by investing activities	24.4	21.4	29.5
Cash flows from financing activities:
Proceeds from issuance of common stock	3.5	4.0	1.6
Payments to acquire treasury stock	(0.1)	(0.1)	—
Payment of dividends	(16.5)	(16.1)	(22.3)
Excess tax benefits on share-based awards	—	(0.1)	—
Proceeds from long-term debt	—	100.0	—
Redemption of long-term debt	—	(100.0)	—
Net cash used in financing activities	(13.1)	(12.3)	(20.7)
Net increase (decrease) in cash and cash equivalents	5.4	(0.9)	(1.4)
Cash and cash equivalents at beginning of year	6.1	7.0	8.4
Cash and cash equivalents at end of year	$11.5	$6.1	$7.0
Supplemental Disclosures:
Federal income tax received	$4.3	$1.5	$0.4
Interest paid (affiliates $6.0, $3.2 and $0.7, respectively)	$(6.0)	$(8.0)	$(7.0)

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Notes to Condensed Financial Statements
STFC’s investment in subsidiaries is stated at cost plus equity in net income from consolidated subsidiaries since the date of acquisition. STFC’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method.
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

($ millions, except interest rates)	December 31, 2014			December 31, 2013
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$14.8	5.28%	15.0	14.4	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	83.9	5.28%	85.0	81.4	5.28%
Total notes payable to affiliates	$100.0	$98.7		100.0	95.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2014, 2013 and 2012

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2014:
Personal insurance segment	$48.9	$201.9	$270.7	$—	$451.4
Business insurance segment	41.4	349.8	201.9	—	381.8
Specialty insurance segment	36.2	421.9	139.8	—	240.9
Investment operations segment	—	—	—	—	—
Total	$126.5	$973.6	$612.4	$—	$1,074.1
Year ended December 31, 2013:
Personal insurance segment	$31.5	$223.7	$189.9	$—	$464.0
Business insurance segment	38.8	359.6	193.1	—	364.2
Specialty insurance segment	26.5	367.5	108.0	—	226.8
Investment operations segment	—	—	—	—	—
Total	$96.8	$950.8	$491.0	$—	$1,055.0
Year ended December 31, 2012:
Personal insurance segment	$30.1	$231.0	$188.4	$—	$469.8
Business insurance segment	35.0	341.8	180.9	—	327.2
Specialty insurance segment	26.6	355.9	112.3	—	245.1
Investment operations segment	—	—	—	—	—
Total	$91.7	$928.7	$481.6	$—	$1,042.1

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2014:
Personal insurance segment	$—	$318.3	$75.4	$52.0	$532.1
Business insurance segment	—	231.3	81.9	58.1	389.2
Specialty insurance segment	—	219.0	64.5	30.0	272.9
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$768.6	$221.8	$140.1	$1,194.2
Year ended December 31, 2013:
Personal insurance segment	$—	$342.2	$74.7	$55.5	$465.4
Business insurance segment	—	221.8	74.3	73.5	374.8
Specialty insurance segment	—	158.7	60.6	16.2	221.9
Investment operations segment	72.8	—	—	—	—
Total	$72.8	$722.7	$209.6	$145.2	$1,062.1
Year ended December 31, 2012:
Personal insurance segment	$—	$344.8	$76.6	$46.6	$469.5
Business insurance segment	—	222.5	63.1	80.6	349.4
Specialty insurance segment	—	211.7	73.4	5.6	236.4
Investment operations segment	75.4	—	—	—	—
Total	$75.4	$779.0	$213.1	$132.8	$1,055.3

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2014, 2013 and 2012

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2014	$882.6	$25.3	$861.7	$4.4	$1,074.1	$1,074.1	0.4%
2013	874.7	23.5	855.0	3.8	1,055.0	1,055.0	0.4%
2012	833.3	28.2	809.2	4.1	1,042.1	1,042.1	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013 and 2012

($ millions)	At December 31
	2014	2013	2012
Valuation allowance for deferred tax assets:
Balance at beginning of period	$82.6	$100.5	$103.3
Deductions	82.6	17.9	2.8
Balance at end of period	$—	$82.6	$100.5