Form 10-Q
period 2015-03-31
State Auto Financial CORP
filed 2015-05-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No   ☒
On May 1, 2015, the Registrant had 41,121,315 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2015

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,894.0 and $1,831.3, respectively)	$1,964.0	$1,891.9
Equity securities, available-for-sale, at fair value (cost $236.7 and $235.5, respectively)	310.6	310.4
Other invested assets, available-for-sale, at fair value (cost $54.4 and $50.5, respectively)	88.6	80.3
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,438.5	2,357.9
Cash and cash equivalents	68.4	86.3
Accrued investment income and other assets	36.1	33.8
Deferred policy acquisition costs (affiliated net assumed $49.6 and $46.8, respectively)	127.4	126.5
Reinsurance recoverable on losses and loss expenses payable	7.9	9.6
Prepaid reinsurance premiums	6.2	6.1
Due from affiliate	—	40.1
Current federal income taxes	0.7	1.1
Net deferred federal income taxes	84.3	97.4
Property and equipment, at cost	7.6	8.1
Total assets	$2,777.1	$2,766.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $504.8 and $494.3, respectively)	$997.7	$983.2
Unearned premiums (affiliated net assumed $205.4 and $201.7, respectively)	604.2	612.4
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits (affiliated net ceded $62.3 and $63.2, respectively)	115.6	117.3
Due to affiliate	6.2	—
Other liabilities (affiliated net ceded $2.8 and $5.1, respectively)	48.4	80.3
Total liabilities	1,872.9	1,894.0
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.8 and 47.7 shares issued, respectively, at stated value of $2.50 per share	119.5	119.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.1)	(116.0)
Additional paid-in capital	144.5	143.2
Accumulated other comprehensive income (affiliated net ceded $63.7 and $65.1, respectively)	81.0	71.7
Retained earnings	675.3	654.7
Total stockholders’ equity	904.2	872.9
Total liabilities and stockholders’ equity	$2,777.1	$2,766.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2015	2014
Earned premiums (affiliated net assumed $105.4 and $47.1, respectively)	$315.3	$262.5
Net investment income (affiliate $1.2 and $1.2, respectively)	15.4	17.6
Net realized gains on investments:
Total other-than-temporary impairment losses	(0.5)	(0.8)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	4.3	11.5
Total net realized gains on investments	3.8	10.7
Other income from affiliates	0.4	0.5
Total revenues	334.9	291.3

Losses and loss expenses (affiliated net assumed $74.1 and $30.4, respectively)	195.0	171.8
Acquisition and operating expenses (affiliated net assumed $77.3 and $38.9, respectively)	103.4	88.5
Interest expense (affiliates $0.2 and $0.2, respectively)	1.3	1.3
Other expenses	2.0	2.0
Total expenses	301.7	263.6
Income before federal income taxes	33.2	27.7
Federal income tax expense	8.5	0.6
Net income	$24.7	$27.1
Earnings per common share:
Basic	$0.60	$0.67
Diluted	$0.60	$0.66
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2015	2014
Net income	$24.7	$27.1
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	17.0	23.0
Reclassification adjustments for gains realized in net income	(4.2)	(10.7)
Income tax expense	(4.5)	(4.2)
Total net unrealized holding gains on investments	8.3	8.1
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	2.9	1.6
Income tax expense	(0.5)	—
Total net unrecognized benefit plan obligations	1.0	0.2
Other comprehensive income	9.3	8.3
Comprehensive income	$34.0	$35.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2015	2014
Cash flows from operating activities:
Net income	$24.7	$27.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5.5	3.4
Share-based compensation	1.0	1.0
Net realized gains on investments	(3.8)	(10.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(0.9)	(2.9)
Accrued investment income and other assets	(2.0)	(1.5)
Postretirement and pension benefits	(0.7)	1.7
Other liabilities and due to/from affiliates, net	(49.6)	(10.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.6	(0.6)
Losses and loss expenses payable	14.5	(8.2)
Unearned premiums	(8.2)	2.9
Federal income taxes	9.0	0.7
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	63.5	—
Net cash provided by operating activities	54.6	2.3
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(212.8)	(137.2)
Purchases of equity securities available-for-sale	(19.7)	(38.0)
Purchases of other invested assets	(3.9)	(0.4)
Maturities, calls and pay downs of fixed maturities available-for-sale	83.2	68.9
Sales of fixed maturities available-for-sale	62.5	71.3
Sales of equity securities available-for-sale	21.5	34.6
Sales of other invested assets available-for-sale	0.2	0.2
Net cash used in investing activities	(69.0)	(0.6)
Cash flows from financing activities:
Proceeds from issuance of common stock	0.7	0.6
Payments to acquire treasury stock	(0.1)	(0.1)
Payment of dividends	(4.1)	(4.2)
Net cash used in financing activities	(3.5)	(3.7)
Net decrease in cash and cash equivalents	(17.9)	(2.0)
Cash and cash equivalents at beginning of period	86.3	80.3
Cash and cash equivalents at end of period	$68.4	$78.3
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.3	$1.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2014 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2015 and December 31, 2014:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$287.0	$19.0	$(1.0)	$305.0
Obligations of states and political subdivisions	834.2	26.6	(1.5)	859.3
Corporate securities	302.9	10.6	(2.5)	311.0
U.S. government agencies mortgage-backed securities	469.9	20.5	(1.7)	488.7
Total fixed maturities	1,894.0	76.7	(6.7)	1,964.0
Equity securities:
Large-cap securities	181.6	54.3	(1.3)	234.6
Small-cap securities	55.1	20.9	—	76.0
Total equity securities	236.7	75.2	(1.3)	310.6
Other invested assets	54.4	34.2	—	88.6
Total available-for-sale securities	$2,185.1	$186.1	$(8.0)	$2,363.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	$(1.5)	$309.3
Obligations of states and political subdivisions	742.5	27.4	(0.4)	769.5
Corporate securities	333.4	10.2	(3.0)	340.6
U.S. government agencies mortgage-backed securities	458.7	15.6	(1.8)	472.5
Total fixed maturities	1,831.3	67.3	(6.7)	1,891.9
Equity securities:
Large-cap securities	185.5	57.3	(0.6)	242.2
Small-cap securities	50.0	18.2	—	68.2
Total equity securities	235.5	75.5	(0.6)	310.4
Other invested assets	50.5	29.8	—	80.3
Total available-for-sale securities	$2,117.3	$172.6	$(7.3)	$2,282.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$41.1	$(0.3)	7	$24.1	$(0.7)	7	$65.2	$(1.0)	14
Obligations of states and political subdivisions	117.7	(1.5)	23	6.8	—	3	124.5	(1.5)	26
Corporate securities	33.3	(1.2)	5	50.6	(1.3)	10	83.9	(2.5)	15
U.S. government agencies mortgage-backed securities	48.3	(0.7)	5	39.4	(1.0)	13	87.7	(1.7)	18
Total fixed maturities	240.4	(3.7)	40	120.9	(3.0)	33	361.3	(6.7)	73
Large-cap equity securities	14.0	(1.3)	4	—	—	—	14.0	(1.3)	4
Total temporarily impaired securities	$254.4	$(5.0)	44	$120.9	$(3.0)	33	$375.3	$(8.0)	77

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.3)	4	$52.0	$(1.2)	17	$71.9	$(1.5)	21
Obligations of states and political subdivisions	6.1	—	5	30.9	(0.4)	9	37.0	(0.4)	14
Corporate securities	43.5	(0.9)	8	56.1	(2.1)	11	99.6	(3.0)	19
U.S. government agencies mortgage-backed securities	44.0	(0.3)	8	37.5	(1.5)	13	81.5	(1.8)	21
Total fixed maturities	113.5	(1.5)	25	176.5	(5.2)	50	290.0	(6.7)	75
Large-cap equity securities	7.2	(0.6)	2	—	—	—	7.2	(0.6)	2
Total temporarily impaired securities	$120.7	$(2.1)	27	$176.5	$(5.2)	50	$297.2	$(7.3)	77

The Company reviewed its investments at March 31, 2015, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Equity securities:
Large-cap securities	$—	$(0.2)
Small-cap securities	(0.5)	(0.6)
Total other-than-temporary impairments	$(0.5)	$(0.8)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$38.6	$39.4
Due after 1 year through 5 years	329.3	343.4
Due after 5 years through 10 years	278.9	293.1
Due after 10 years	777.3	799.4
U.S. government agencies mortgage-backed securities	469.9	488.7
Total	$1,894.0	$1,964.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2015, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $8.8 million were on deposit with insurance regulators as required by law at March 31, 2015 and December 31, 2014. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Fixed maturities	$12.9	$15.4
Equity securities	1.6	1.4
Cash and cash equivalents, and other	1.4	1.3
Investment income	15.9	18.1
Investment expenses	0.5	0.5
Net investment income	$15.4	$17.6

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Proceeds on sales of available-for-sale securities were $84.2 million and $106.1 million for the three months ended March 31, 2015 and 2014.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Realized gains:
Fixed maturities	$1.1	$2.1
Equity securities	4.1	9.4
Other invested assets	—	0.1
Total realized gains	5.2	11.6
Realized losses:
Equity securities:
Sales	(0.5)	(0.1)
OTTI	(0.5)	(0.8)
Total realized losses	(1.0)	(0.9)
Net realized gains on investments	$4.2	$10.7
Change in unrealized holding gains, net of tax:
Fixed maturities	$9.4	$14.4
Equity securities	(1.0)	(4.5)
Other invested assets	4.4	2.4
Deferred federal income tax liability	(4.5)	(4.3)
Valuation allowance	—	0.1
Change in net unrealized holding gains, net of tax	$8.3	$8.1

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2015 and December 31, 2014, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2015 and 2014.
The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:
Fixed Maturities
The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. The Company regularly selects a random sample of security prices which are compared to one or more alternative pricing sources for reasonableness. Any discrepancies with the pricing are returned to the pricing service for further explanation and, if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company holds one fixed maturity corporate security included in Level 3 and estimates its fair value using the present value of the future cash flows. Due to the limited amount of observable market information for this security, the Company includes the fair value estimate in Level 3.

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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $80.5 million and $72.9 million at March 31, 2015 and December 31, 2014, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2015 and December 31, 2014:

($ millions)	Total	Level 1	Level 2	Level 3
March 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$305.0	$—	$305.0	$—
Obligations of states and political subdivisions	859.3	—	859.3	—
Corporate securities	311.0	—	307.5	3.5
U.S. government agencies mortgage-backed securities	488.7	—	488.7	—
Total fixed maturities	1,964.0	—	1,960.5	3.5
Equity securities:
Large-cap securities	234.6	234.6	—	—
Small-cap securities	76.0	76.0	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	88.6	8.1	80.5	—
Total available-for-sale investments	$2,363.2	$318.7	$2,041.0	$3.5

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$309.3	$—	$309.3	$—
Obligations of states and political subdivisions	769.5	—	769.5	—
Corporate securities	340.6	—	331.2	9.4
U.S. government agencies mortgage-backed securities	472.5	—	472.5	—
Total fixed maturities	1,891.9	—	1,882.5	9.4
Equity securities:
Large-cap securities	242.2	242.2	—	—
Small-cap securities	68.2	68.2	—	—
Total equity securities	310.4	310.4	—	—
Other invested assets	80.3	7.4	72.9	—
Total available-for-sale investments	$2,282.6	$317.8	$1,955.4	$9.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and the year ended December 31, 2014, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	0.2
Total unrealized losses – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2015	$3.5

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.3
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2014	$9.4

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati ("FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2015 was $4.8 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	March 31, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$76.4	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	March 31, 2015			December 31, 2014
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$86.5	5.03%	$85.3	$86.4	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.46%	15.5	15.5	4.44%
Total notes payable	$100.8	$102.0		$100.8	$101.9

4. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company, (collectively referred to as the “Mutual Pooled Companies”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Premiums earned:
Assumed from external insurers and reinsurers	$1.1	$1.0
Assumed under Pooling Arrangement	315.3	262.5
Ceded to external insurers and reinsurers	(8.9)	(6.0)
Ceded under Pooling Arrangement	(209.9)	(215.4)
Net assumed premiums earned	$97.6	$42.1
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.8	$0.7
Assumed under Pooling Arrangement	195.3	172.6
Ceded to external insurers and reinsurers	0.1	(2.4)
Ceded under Pooling Arrangement	(121.2)	(142.2)
Net assumed losses and loss expenses incurred	$75.0	$28.7

Subject to the terms and conditions of the expired Homeowners Quota Share Arrangement ("HO QS Arrangement"), the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the State Auto Group in the form of profit commission. For the three months ended March 31, 2015, the Company recognized $1.3 million of profit commission, which was reflected as a reduction in acquisition and operating expenses on our consolidated statements of income.
5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2015 and 2014:

($ millions)	2015		2014
Amount at statutory rate	$11.6	35%	$9.7	35%
Tax-exempt interest and dividends received deduction	(2.2)	(7)	(2.1)	(8)
Other, net	(0.9)	(3)	0.2	1
Valuation allowance	—	—	(7.2)	(26)
Federal income tax expense and effective rate	$8.5	25%	$0.6	2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2015	2014	2015	2014
Service cost	$2.0	$1.3	$—	$—
Interest cost	2.8	2.8	0.2	0.3
Expected return on plan assets	(3.4)	(3.2)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	2.7	1.4	0.2	0.2
Net periodic cost (benefit)	$4.1	$2.3	$(1.0)	$(0.9)

The Company's share of contributions were $3.3 million for the three months ended March 31, 2015 and expects its remaining share of contributions to be an additional $9.7 million to the pension plan during 2015.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three months ended March 31, 2015 and 2014:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive income before reclassifications	12.5	—	12.5
Amounts reclassified from AOCI (a)	(4.2)	1.0	(3.2)
Net current period other comprehensive income	8.3	1.0	9.3
Ending balance at March 31, 2015	$118.3	$(37.3)	$81.0

Beginning balance at January 1, 2014	$84.6	$(3.8)	$80.8

Other comprehensive income before reclassifications	18.8	—	18.8
Amounts reclassified from AOCI (a)	(10.7)	0.2	(10.5)
Net current period other comprehensive income	8.1	0.2	8.3
Ending balance at March 31, 2014	$92.7	$(3.6)	$89.1

(a)	See separate table below for details about these reclassifications
The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2015 and 2014:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	March 31		Consolidated Statements of Income
	2015	2014
Unrealized gains on available for sale securities	$4.2	$10.7	Realized gain on sale of securities
	4.2	10.7	Total before tax
	(1.5)	—	Tax expense
	2.7	10.7	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(a)
Net actuarial loss	(2.9)	(1.6)	(a)
	(1.5)	(0.2)	Total before tax
	0.5	—	Tax benefit
	(1.0)	(0.2)	Net of tax
Total reclassifications for the period	$1.7	$10.5

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014:

($ and shares in millions, except per share amounts)	2015	2014
Numerator:
Net income for basic earnings per common share	$24.7	$27.1
Denominator:
Weighted average shares for basic net earnings per common share	41.0	40.8
Effect of dilutive share-based awards	0.4	0.3
Adjusted weighted average shares for diluted net earnings per common share	41.4	41.1

Basic net earnings per common share	$0.60	$0.67
Diluted net earnings per common share	$0.60	$0.66

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2015 and 2014.

(shares in millions)	2015	2014
Total number of antidilutive options and awards	1.7	1.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Revenue from external sources:
Insurance segments
Personal insurance	$150.0	$114.3
Business insurance	96.1	93.5
Specialty insurance	69.2	54.7
Total insurance segments	315.3	262.5
Investment operations segment
Net investment income	15.4	17.6
Net realized capital gains	4.2	10.7
Total investment operations segment	19.6	28.3
All other	—	0.5
Total revenue from external sources	334.9	291.3
Intersegment revenue	1.4	1.3
Total revenue	336.3	292.6
Reconciling items:
Eliminate intersegment revenues	(1.4)	(1.3)
Total consolidated revenues	$334.9	$291.3
Segment income before federal income tax:
Insurance segments SAP underwriting income (loss)
Personal insurance	$17.4	$5.1
Business insurance	(1.4)	(8.5)
Specialty insurance	(0.8)	(0.5)
Total insurance segments	15.2	(3.9)
Investment operations segment
Net investment income	15.4	17.6
Net realized capital gains	4.2	10.7
Total investment operations segment	19.6	28.3
All other	(0.4)	0.1
Total segment income before tax expense	34.4	24.5
Reconciling items:
GAAP expense adjustments	1.2	5.4
Interest expense on corporate debt	(1.3)	(1.3)
Corporate expenses	(1.1)	(0.9)
Total reconciling items	(1.2)	3.2
Total consolidated income before federal income tax expense	$33.2	$27.7

Investable assets attributable to the Company’s investment operations segment totaled $2,506.9 million and $2,444.2 million at March 31, 2015 and December 31, 2014, respectively.

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
In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C ("State Auto Defendants") in Federal District Court in Ohio. Plaintiffs claimed that, in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and alleged that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims included breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs sought compensatory and punitive damages to be determined by the court, as well as class certification. On February 2, 2015, the Court struck the class allegations, and on March 13, 2015, Plaintiffs settled with the State Auto Defendants for a nominal amount and dismissed their remaining individual claims with prejudice, thereby terminating the litigation.
The Company is involved in lawsuits in the ordinary course of its business arising out of or otherwise related to its insurance policies. Additionally, from time to time the Company may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. The Company generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial position or cash flows.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2015 and December 31, 2014, and for the consolidated statements of income for the three month periods ended March 31, 2015 and 2014. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2014 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2014 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2015 is set forth in Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	—
Total STFC Pooled Companies	65.0%
State Auto Mutual Pooled Companies:
State Auto Mutual	34.5%
SA Wisconsin	—
Meridian Security	—
Patrons Mutual	0.5
RIC	—
Plaza	—
American Compensation	—
Bloomington Compensation	—
Total State Auto Mutual Pooled Companies	35.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three months ended March 31, 2015 was $33.2 million compared to $27.7 million for the same 2014 period. The increase in pre-tax income was primarily due to improved underwriting results, which offset declines in net investment income and realized gains.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2015 and 2014:

($ in millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2015	2014
Total revenues	$334.9	$291.3
Net income	$24.7	$27.1
Basic earnings per share	$0.60	$0.67
Diluted earnings per share	$0.60	$0.66
Stockholders’ equity	$904.2	$817.5
Return on average equity (LTM)	12.2%	8.6%
Book value per share	$22.05	$20.05
Debt to capital ratio	10.0%	11.0%
Cat loss and ALAE ratio	1.4%	2.4%
Non-cat loss and LAE ratio	60.4%	63.1%
Loss and LAE ratio	61.8%	65.5%
Expense ratio	32.8%	33.7%
Combined ratio	94.6%	99.2%
Premium written growth	15.7%	0.6%
Investment yield	2.8%	3.3%

SAP Basis :
Cat loss and ALAE	1.4%	2.4%
Non-cat loss and ALAE	54.2%	57.3%
ULAE	6.4%	6.0%
Loss and LAE ratio	62.0%	65.7%
Expense ratio	34.1%	35.3%
Combined ratio	96.1%	101.0%

	Twelve months ended March 31
	2015	2014
Net premiums written to surplus	1.5	1.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement
To reduce risk and volatility in our homeowners line of business, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired on December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2014 Form 10-K for a discussion of the expired HO QS Arrangement.
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of our HO QS Arrangement cession for the three months ended March 31, 2014:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2014:
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

See additional pro forma reconciliation tables for the impact of the HO QS Arrangement cession on our homeowners line of business at Reconciliation Table 3.
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, exclude the impact of the HO QS Arrangement cession for the three months ended March 31, 2014. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three months ended March 31, 2014, and (b) perform a meaningful comparison of our results of operations for the three months ended March 31, 2015 and 2014. We have also included Reconciliation Tables 1 – 3 and Tables 1 – 6 for readers to better understand the use and calculation of these non-GAAP financial measures.
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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2014 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
The following table sets forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2015 and 2014:

($ millions)	Three months ended
	March 31, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$137.1		$92.6		$77.3		$307.0

Earned premiums	150.0		96.1		69.2		315.3
Cat loss and ALAE	3.1	2.1	1.4	1.5	—	—	4.5	1.4
Non-cat loss and ALAE	77.4	51.6	53.5	55.7	40.0	57.8	170.9	54.2
ULAE	12.7	8.5	4.9	5.1	2.3	3.3	19.9	6.4
Underwriting expenses	39.4	28.7	37.7	40.8	27.7	35.9	104.8	34.1
SAP underwriting gain (loss) and SAP combined ratio	$17.4	90.9	$(1.4)	103.1	$(0.8)	97.0	$15.2	96.1

($ millions)	Three months ended
	March 31, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$109.6		$94.6		$61.2		$265.4

Earned premiums	114.3		93.5		54.7		262.5
Cat loss and ALAE	0.4	0.4	5.2	5.5	0.7	1.3	6.3	2.4
Non-cat loss and ALAE	65.1	57.0	56.0	59.9	29.3	53.5	150.4	57.3
ULAE	10.1	8.9	3.8	4.1	2.0	3.6	15.9	6.0
Underwriting expenses	33.6	30.7	37.0	39.1	23.2	37.9	93.8	35.3
SAP underwriting gain (loss) and SAP combined ratio	$5.1	97.0	$(8.5)	108.6	$(0.5)	96.3	$(3.9)	101.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three months ended March 31, 2015 and 2014:
Table 1

($ millions)	Net Written Premiums
Personal insurance segment:	2015	2014	% Change
Personal auto	$82.4	$89.5	(7.9)
Homeowners	46.5	12.5	272.0
Other personal	8.2	7.6	7.9
Total personal	$137.1	$109.6	25.1

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2015 and 2014:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal insurance segment:
Personal auto	$86.1	$—	$55.1	$55.1	—	64.0	64.0
Homeowners	55.9	3.0	20.9	23.9	5.3	37.5	42.8
Other personal	8.0	0.1	1.4	1.5	1.8	16.8	18.6
Total personal	150.0	3.1	77.4	80.5	2.1	51.6	53.7
ULAE	—	—	—	12.7	—	—	8.5
Total Loss and LAE	$150.0	$3.1	$77.4	$93.2	2.1	51.6	62.2

2014
Personal insurance segment:
Personal auto	$92.4	$(0.1)	$55.7	$55.6	(0.1)	60.3	60.2
Homeowners	14.6	0.6	7.2	7.8	4.5	49.3	53.8
Other personal	7.3	(0.1)	2.2	2.1	(1.2)	29.6	28.4
Total personal	114.3	0.4	65.1	65.5	0.4	57.0	57.4
ULAE	—	—	—	10.1	—	—	8.9
Total Loss and LAE	$114.3	$0.4	$65.1	$75.6	0.4	57.0	66.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment's net written premiums increased 25.1% compared to the same 2014 period (Table 1). Net written premiums for the three months ended March 31, 2014 reflect the cession of premiums under the expired HO QS Arrangement. Excluding the impact of the expired HO QS Arrangement, net written premiums decreased 7.1%(1), primarily due to declines in both personal auto and homeowners net written premium. The declines in the personal auto and homeowners lines of business were primarily attributable to, among other things, pricing and agency management actions taken to improve underwriting profitability, which negatively impacted new business premium.

(1)
For the three months ended March 31, 2015 and 2014, respectively, the following table sets forth the reconciliation of as reported net written premiums to 2014 pro forma net written premiums that exclude the impact of the net written premium cession under the expired HO QS Arrangement:

($ millions)	2015	2014	% Change
Net written premiums:
Personal insurance segment	$137.1	$109.6	25.1
HO QS cession	—	37.9	(100.0)
Pro forma net written premiums	$137.1	$147.5	(7.1)

The personal insurance segment’s SAP catastrophe loss ratio for the three months ended March 31, 2015 was 2.1% compared to 0.4% for the same 2014 period (Table 2). The increase was primarily due to the absence of the HO QS Arrangement for the quarter ended March 31, 2015.
The personal segment’s SAP non-catastrophe loss and ALAE ratios for the three months ended March 31, 2015 was 51.6% compared to 57.0% for the same 2014 period (Table 2). The improvement was primarily driven by a decrease in the homeowners SAP non-catastrophe loss and ALAE ratio attributable to improvement in both weather and non-weather related losses, along with the impact of the HO QS Arrangement for the quarter ended March 31, 2014. Excluding the impact of the HO QS Arrangement, the homeowners non-catastrophe loss and ALAE ratio improved 9.6 points also as a result of lower weather and non-weather losses (Table 2 and Reconciliation Table 3). The improvement in the homeowners SAP non-catastrophe loss and ALAE ratio was partially offset by a 3.7 point increase in the personal auto SAP non-catastrophe loss and ALAE ratio, which was attributable to less favorable development of prior accident year losses and ALAE for the quarter ended March 31, 2015 compared to the same 2014 period.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2014:
Reconciliation Table 3

($ millions)	SAP HO QS Arrangement Cession - Homeowners
Three months ended March 31, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$12.5	$37.9	$50.4

Earned premiums	14.6	44.2	58.8
Losses and ALAE incurred:
Cat loss and ALAE	0.6	2.4	3.0
Non-cat loss and ALAE	7.2	20.5	27.7
Total Loss and ALAE incurred	$7.8	$22.9	$30.7

Cat loss and ALAE ratio	4.5%	5.4%	5.2%
Non-cat loss and ALAE ratio	49.3%	46.3%	47.1%
Total Loss and ALAE ratio	53.8%	51.7%	52.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three months ended March 31, 2015 and 2014:
Table 3

($ millions)	Net Written Premiums
Business insurance segment:	2015	2014	% Change
Commercial auto	$23.4	$24.4	(4.1)
Commercial multi-peril	30.0	30.2	(0.7)
Fire & allied lines	17.4	18.4	(5.4)
Other & product liability	17.8	17.2	3.5
Other commercial	4.0	4.4	(9.1)
Total business	$92.6	$94.6	(2.1)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2015 and 2014:
Table 4

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Business insurance segment:
Commercial auto	$25.3	$—	$16.6	$16.6	—	65.6	65.6
Commercial multi-peril	29.9	0.7	15.7	16.4	2.5	52.2	54.7
Fire & allied lines	18.8	0.7	10.4	11.1	3.6	55.5	59.1
Other & product liability	17.8	—	9.7	9.7	—	54.7	54.7
Other commercial	4.3	—	1.1	1.1	(0.1)	26.6	26.5
Total business	96.1	1.4	53.5	54.9	1.5	55.7	57.2
ULAE	—	—	—	4.9	—	—	5.1
Total Loss and LAE	$96.1	$1.4	$53.5	$59.8	1.5	55.7	62.3

2014
Business insurance segment:
Commercial auto	$24.0	$0.1	$13.1	$13.2	0.2	54.6	54.8
Commercial multi-peril	28.7	2.0	19.4	21.4	7.0	67.6	74.6
Fire & allied lines	19.4	3.1	11.9	15.0	16.0	61.4	77.4
Other & product liability	17.0	—	10.0	10.0	—	58.7	58.7
Other commercial	4.4	—	1.6	1.6	(1.0)	36.3	35.3
Total business	93.5	5.2	56.0	61.2	5.5	59.9	65.4
ULAE	—	—	—	3.8	—	—	4.1
Total Loss and LAE	$93.5	$5.2	$56.0	$65.0	5.5	59.9	69.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for the business insurance segment for the three months ended March 31, 2015 decreased 2.1% compared to the same 2014 period (Table 3). The decrease in premiums was primarily due to (i) a decline in new business premium driven by lower submission activity, (ii) increased competition for new business submitted for quote, and (iii) premiums ceded under the State Auto Group's property aggregate excess catastrophe reinsurance agreement.
We continue to implement strategies to capitalize on opportunities to grow our business insurance segment. Business Insurance Evolution ("BIE"), our ongoing initiative to automate our small commercial accounts, has enabled us to implement automated underwriting rules and pricing for smaller accounts, which has increased the number of renewal accounts below $5,000 in premium processed without human intervention. Automating renewals of smaller accounts allows our underwriters to focus on writing larger commercial accounts. As we move forward, we are also implementing strategies to (i) automate the processing of new business, including our Business Owners' Policy, (ii) provide more consistent pricing and underwriting service to our agents and insureds, and (iii) improve our overall efficiency.
To more fully develop larger accounts, we have introduced practice groups. Through this initiative, we provide expertise for all lines of insurance solutions for niche or target markets, with a focus on writing premiums in excess of $25,000. Examples include our food industry practice group, which focuses on food manufacturing and processing risks, and the recently introduced light metal manufacturing practice group. We continue to look for industries and areas of focus where we have underwriting expertise and plan to expand our practice group initiatives.
The business insurance segment’s SAP catastrophe loss ratio for the three months ended March 31, 2015 was 1.5% compared to 5.5% for the same 2014 period (Table 4). The improvement was primarily related to commercial multi-peril and fire & allied SAP catastrophe loss ratios which declined 4.5 and 12.4 points, respectively. Catastrophe losses for the quarter ended March 31, 2014 were the result of more severe winter weather related events compared to the quarter ended March 31, 2015.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2015 was 55.7% compared to 59.9% for the same 2014 period (Table 4). The decrease was primarily driven by improvements in the commercial multi-peril and fire & allied SAP non-catastrophe loss and ALAE ratios both of which were impacted by fewer fire and weather-related losses as compared to the first quarter of 2014. The improvement in these lines was partially offset by a 10.8 point increase in the commercial auto SAP non-catastrophe loss and ALAE ratio, which was attributable to less favorable development of prior accident year losses and ALAE for the quarter ended March 31, 2015 compared to the same 2014 period.
Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three months ended March 31, 2015 and 2014.
Table 5

($ millions)	Net Written Premiums
Specialty insurance segment:	2015	2014	% Change
E&S property	$8.3	$7.6	9.2
E&S casualty	17.4	11.9	46.2
Programs	28.7	20.5	40.0
Workers’ compensation	22.9	21.2	8.0
Total specialty	$77.3	$61.2	26.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2015 and 2014:
Table 6

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Specialty insurance segment:
E&S property	$10.2	$—	$1.7	$1.7	0.1	16.1	16.2
E&S casualty	15.6	—	9.0	9.0	—	57.8	57.8
Programs	22.2	—	15.9	15.9	(0.1)	71.7	71.6
Workers’ compensation	21.2	—	13.4	13.4	—	63.3	63.3
Total specialty	69.2	—	40.0	40.0	—	57.8	57.8
ULAE	—	—	—	2.3	—	—	3.3
Total Loss and LAE	$69.2	$—	$40.0	$42.3	—	57.8	61.1

2014
Specialty insurance segment:
E&S property	$8.1	$0.7	$0.4	$1.1	8.7	4.7	13.4
E&S casualty	10.5	—	5.0	5.0	—	48.0	48.0
Programs	17.9	—	12.0	12.0	—	66.8	66.8
Workers’ compensation	18.2	—	11.9	11.9	—	65.3	65.3
Total specialty	54.7	0.7	29.3	30.0	1.3	53.5	54.8
ULAE	—	—	—	2.0	—	—	3.6
Total Loss and LAE	$54.7	$0.7	$29.3	$32.0	1.3	53.5	58.4

Net written premiums for the specialty insurance segment for the three months ended March 31, 2015 increased 26.3% compared to the same 2014 period (Table 5). The increase in premiums was primarily due to (i) growth in our E&S casualty unit due to the addition of underwriters in more geographic locations and new distribution relationships, including Partners General Insurance Agency, which was acquired by our parent, State Auto Mutual, in the second quarter of 2014, and (ii) growth in our Programs unit resulting from programs that began writing premiums during the second half of 2014.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2015 was 57.8% compared to 53.5% for the same 2014 period (Table 6). The increase was due to (i) greater favorable development of prior accident year E&S property losses in the first quarter of 2014 compared to the first quarter of 2015; (ii) an increase in the E&S casualty SAP non-catastrophe loss and ALAE ratio due to a shift in the business mix attributable to the acquisition of Partners General Insurance Agency in the third quarter of 2014; and (iii) adverse development of prior accident year losses within the Programs unit, primarily attributable to two programs now in run-off.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at March 31, 2015 and December 31, 2014:

($ millions)	March 31, 2015	December 31, 2014	$ Change
Personal insurance segment:
Personal auto	$172.9	$176.0	$(3.1)
Homeowners	30.4	18.2	12.2
Other personal	7.5	7.7	(0.2)
Total personal	210.8	201.9	8.9
Business insurance segment:
Commercial auto	80.7	79.0	1.7
Commercial multi-peril	97.7	94.2	3.5
Fire & allied lines	22.8	19.9	2.9
Other & product liability	155.7	154.2	1.5
Other business	2.6	2.5	0.1
Total business	359.5	349.8	9.7
Specialty insurance segment:
E&S property	9.5	8.3	1.2
E&S casualty	75.4	69.9	5.5
Programs	177.6	190.1	(12.5)
Workers’ compensation	157.0	153.6	3.4
Total specialty	419.5	421.9	(2.4)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$989.8	$973.6	$16.2

Losses and loss expenses payable increased $16.2 million since December 31, 2014. The increase in the homeowners losses and loss expenses payable balance was attributable to fewer ceded losses and loss expenses due to the absence of the HO QS Arrangement in 2015 compared to December 31, 2014. The decline in the Programs losses and loss expenses payable balance was primarily due to payments on outstanding Risk Evaluation & Design, LLC ("RED") claims during the quarter ended March 31, 2015.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2014 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 32.8% and 33.7% for the three months ended March 31, 2015 and 2014, respectively.
Acquisition and operating expenses for the three months ended March 31, 2015 increased $14.9 million compared to the same 2014 period. This increase was primarily attributable to the absence of the HO QS Arrangement in the quarter ended March 31, 2015 compared to the same period of 2014. Excluding the impact of the HO QS Arrangement, acquisition and operating expenses increased $2.1 million (Reconciliation Table 1).
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade, at the time of purchase, by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At March 31, 2015, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2014 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2015 and December 31, 2014:

($ millions)	March 31, 2015	% of Total	December 31, 2014	% of Total
Cash and cash equivalents	$68.4	2.7	$86.3	3.5
Fixed maturities, at fair value:
Fixed maturities	1,772.6	70.7	1,680.0	68.7
Treasury inflation-protected securities	191.4	7.7	211.9	8.7
Total fixed maturities	1,964.0	78.4	1,891.9	77.4
Notes receivable from affiliate (a)	70.0	2.8	70.0	2.9
Equity securities, at fair value:
Large-cap securities	234.6	9.4	242.2	9.9
Small-cap securities	76.0	3.0	68.2	2.8
Total equity securities	310.6	12.4	310.4	12.7
Other invested assets, at fair value:
International funds	80.5	3.2	72.9	3.0
Other invested assets	8.1	0.3	7.4	0.3
Total other invested assets, at fair value	88.6	3.5	80.3	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,506.9	100.0	$2,444.2	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$38.6	$39.4
Due after 1 year through 5 years	329.3	343.4
Due after 5 years through 10 years	278.9	293.1
Due after 10 years	777.3	799.4
U.S. government agencies mortgage-backed securities	469.9	488.7
Total	$1,894.0	$1,964.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 5.06 and 4.32 as of March 31, 2015 and December 31, 2014, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2015 and 2014:

($ millions)	2015	2014
Gross investment income:
Fixed maturities	$12.9	$15.4
Equity securities	1.6	1.4
Other	1.4	1.3
Total gross investment income	15.9	18.1
Less: Investment expenses	0.5	0.5
Net investment income	$15.4	$17.6

Average invested assets (at cost)	$2,226.0	$2,130.3
Annualized investment yield	2.8%	3.3%
Annualized investment yield, after tax	2.2%	2.6%
Net investment income, after tax	$12.2	$13.6
Effective tax rate	20.5%	22.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three months ended March 31, 2015 and 2014:

($ in millions)	2015		2014
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.1	$62.5	$2.1	$71.3
Equity securities	4.1	19.0	9.4	33.0
Other invested assets	—	0.1	0.1	0.1
Total realized gains	5.2	81.6	11.6	104.4
Realized losses:
Equity securities:
Sales	(0.5)	2.5	(0.1)	1.6
OTTI	(0.5)	—	(0.8)	—
Total realized losses	(1.0)	2.5	(0.9)	1.6
Net realized gain on investments	$4.2	$84.1	$10.7	$106.0

During the first three months of 2015, equity sales were executed for various reasons, including: (i) the achievement of our price target; (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities; and (iii) in order to manage our equity holdings consistent with our investment objectives.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2014 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2015 and 2014.
When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2014 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2015:

($ millions, except # of positions)	Number of positions	Total impairment
Equity securities:
Small-cap securities	7	(0.5)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2015, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2015:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$287.0	$19.0	33	$(1.0)	14	$305.0
Obligations of states and political subdivisions	834.2	26.6	245	(1.5)	26	859.3
Corporate securities	302.9	10.6	58	(2.5)	15	311.0
U.S. government agencies mortgage-backed securities	469.9	20.5	91	(1.7)	18	488.7
Total fixed maturities	1,894.0	76.7	427	(6.7)	73	1,964.0
Equity securities:
Large-cap securities	181.6	54.3	26	(1.3)	4	234.6
Small-cap securities	55.1	20.9	72	—	—	76.0
Total equity securities	236.7	75.2	98	(1.3)	4	310.6
Other invested assets	54.4	34.2	3	—	—	88.6
Total available-for-sale investments	$2,185.1	$186.1	528	$(8.0)	77	$2,363.2

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at March 31, 2015 and December 31, 2014, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2015:

($ millions)	March 31, 2015	December 31, 2014	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$70.0	$60.6	$9.4
Equity securities	73.9	74.9	(1.0)
Other invested assets	34.2	29.8	4.4
Unrealized gains	178.1	165.3	12.8
Net deferred federal income tax liability	(59.8)	(55.3)	(4.5)
Unrealized gains, net of tax	$118.3	$110.0	$8.3

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2015 and December 31, 2014.
As of March 31, 2015, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2015 and 2014, respectively.

($ millions)	2015	2014
Income before federal income taxes	$33.2	$27.7
Current tax expense	0.4	0.6
Deferred tax expense	8.1	7.2
	8.5	7.8
Valuation allowance	—	(7.2)
Total federal income tax expense	8.5	0.6
Net income	$24.7	$27.1

For the three months ended March 31, 2015 and 2014, we recorded current federal income tax expense of $0.4 million and $0.6 million, respectively, which related to the Alternative Minimum Tax ("AMT"), an alternative tax system. We calculate our AMT and, if it is greater than our federal income tax, we provide for the AMT. While we currently have both federal income tax and AMT net operating loss ("NOL") carryforwards, the Internal Revenue Code only permits a 90% offset of the AMT obligation, compared to a 100% offset of the federal income tax obligation. The disallowed utilization of the 10% portion of the AMT NOL represents our current federal income tax expense.
Deferred tax expense for the quarter ended March 31, 2015 was $8.1 million compared to $7.2 million for the same period of 2014. The deferred tax expense for both periods was primarily attributable to the utilization of NOL carryforwards. The deferred tax expense for the quarter ended March 31, 2014 was offset by a change in the valuation allowance against net deferred federal income taxes.
The effective tax rates for the three months ended March 31, 2015 and 2014 were 25.0% and 2.0%, respectively. See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2015.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2015 and December 31, 2014, we had $68.4 million and $86.3 million, respectively, in cash and cash equivalents, and $2,363.2 million and $2,282.6 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $8.8 million of securities on deposit with insurance regulators as required by law at both March 31, 2015 and December 31, 2014. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $54.6 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Net cash used in investing activities was $69.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase was attributable to the investment of funds received as a result of the expiration of the HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in financing activities was $3.5 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of March 31, 2015, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2015 and 2014 were 4.46% and 4.44%, respectively.
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
For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2014 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Regulatory Considerations
At March 31, 2015, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
None.
CREDIT AND FINANCIAL STRENGTH RATINGS
On April 28, 2015, A.M. Best revised the State Auto Group’s financial strength rating to A- (Excellent) with a stable outlook from A (Excellent) with a negative outlook.
On April 16, 2015, Standard & Poor's revised the Company's credit rating to BB+ with a stable outlook from BB+ with a negative outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2014 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2014 Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C ("State Auto Defendants") in Federal District Court in Ohio. Plaintiffs claimed that, in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and alleged that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims included breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs sought compensatory and punitive damages to be determined by the court, as well as class certification. On February 2, 2015, the Court struck the class allegations, and on March 13, 2015, Plaintiffs settled with the State Auto Defendants for a nominal amount and dismissed their remaining individual claims with prejudice, thereby terminating the litigation.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K under Part I, Item 1A – Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01
Employment Agreement dated as of March 27, 2015, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco

10.02
Executive Change of Control Agreement dated as of March 27, 2015, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco

10.03
Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty Insurance Company, as lender. This document is incorporated by reference to the Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein).

10.04
Credit Agreement dated as of September 29, 2011, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as the lenders party thereto, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, and JPMorgan Chase Bank, N.A. and PNC BANK, National Association, as Co-Documentation Agents. This document is incorporated by reference to the Form 8-K Current Report filed on September 30, 2011 (see Exhibit 10.1 therein). [This corrects the incorporation by reference for Exhibit 10.46 contained in the Form 10-K Annual Report for year ended December 31, 2014.]

10.05
Credit Agreement dated as of July 26, 2013, among State Auto Property & Casualty, as borrower, a syndicate of financial institutions, as the lenders party thereto, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, and JPMorgan Chase Bank, N.A. and PNC BANK, National Association, as Co-Documentation Agents. This document is incorporated by reference to the Form 8-K Current Report filed on July 30, 2013 (see Exhibit 10.1 therein). [This corrects the incorporation by reference for Exhibit 10.47 contained in the Form 10-K Annual Report for year ended December 31, 2014.]

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

State Auto Financial Corporation

Date: May 6, 2015	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)