Form 10-Q
period 2015-06-30
State Auto Financial CORP
filed 2015-08-05
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No   ☒
On July 31, 2015, the Registrant had 41,223,677 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month period ended June 30, 2015

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,927.1 and $1,831.3, respectively)	$1,959.1	$1,891.9
Equity securities, available-for-sale, at fair value (cost $230.0 and $235.5, respectively)	297.4	310.4
Other invested assets, available-for-sale, at fair value (cost $54.6 and $50.5, respectively)	89.3	80.3
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,421.1	2,357.9
Cash and cash equivalents	50.6	86.3
Accrued investment income and other assets	35.0	33.8
Deferred policy acquisition costs (affiliated net assumed $53.1 and $46.8, respectively)	133.5	126.5
Reinsurance recoverable on losses and loss expenses payable	9.0	9.6
Prepaid reinsurance premiums	6.4	6.1
Due from affiliate	35.5	40.1
Current federal income taxes	3.0	1.1
Net deferred federal income taxes	98.7	97.4
Property and equipment, at cost	7.7	8.1
Total assets	$2,800.5	$2,766.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $507.0 and $494.3, respectively)	$1,023.0	$983.2
Unearned premiums (affiliated net assumed $223.1 and $201.7, respectively)	632.3	612.4
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits (affiliated net ceded $61.2 and $63.2, respectively)	113.7	117.3
Other liabilities (affiliated net ceded $3.4 and $5.1, respectively)	53.2	80.3
Total liabilities	1,923.0	1,894.0
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.9 and 47.7 shares issued, respectively, at stated value of $2.50 per share	119.8	119.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.2)	(116.0)
Additional paid-in capital	146.7	143.2
Accumulated other comprehensive income (affiliated net ceded $62.3 and $65.1, respectively)	53.4	71.7
Retained earnings	673.8	654.7
Total stockholders’ equity	877.5	872.9
Total liabilities and stockholders’ equity	$2,800.5	$2,766.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2015	2014
Earned premiums (affiliated net assumed $102.9 and $51.5, respectively)	$311.5	$268.3
Net investment income (affiliated $1.2 and $1.2, respectively)	19.8	20.5
Net realized gains on investments:
Total other-than-temporary impairment losses	(0.8)	(0.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	6.2	5.6
Total net realized gains on investments	5.4	5.3
Other income from affiliates	0.7	0.3
Total revenues	337.4	294.4

Losses and loss expenses (affiliated net assumed $59.4 and $47.6, respectively)	224.6	190.4
Acquisition and operating expenses (affiliated net assumed $58.8 and $42.3, respectively)	105.9	97.3
Interest expense (affiliated $0.2 and $0.1, respectively)	1.4	1.3
Other expenses	2.1	2.3
Total expenses	334.0	291.3
Income before federal income taxes	3.4	3.1
Federal income tax expense:
Current	0.2	0.1
Deferred	0.5	—
Total federal income tax expense	0.7	0.1
Net income	$2.7	$3.0
Earnings per common share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2015	2014
Earned premiums (affiliated net assumed $208.3 and $98.6, respectively)	$626.8	$530.8
Net investment income (affiliate $2.4 and $2.4, respectively)	35.2	38.1
Net realized gains on investments:
Total other-than-temporary impairment losses	(1.3)	(1.2)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	10.5	17.2
Total net realized gains on investments	9.2	16.0
Other income from affiliates	1.1	0.8
Total revenues	672.3	585.7

Losses and loss expenses (affiliated net assumed $133.5 and $78.0, respectively)	419.6	362.2
Acquisition and operating expenses (affiliated net assumed $136.1 and $81.2, respectively)	209.3	185.8
Interest expense (affiliates $0.4 and $0.3, respectively)	2.7	2.6
Other expenses	4.1	4.3
Total expenses	635.7	554.9
Income before federal income taxes	36.6	30.8
Federal income tax expense:
Current	0.6	0.7
Deferred	8.6	—
Total federal income tax expense	9.2	0.7
Net income	$27.4	$30.1
Earnings per common share:
Basic	$0.67	$0.74
Diluted	$0.66	$0.73
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2015	2014
Net income	$2.7	$3.0
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains	(38.6)	34.9
Reclassification adjustments for gains realized in net income	(5.4)	(5.3)
Income tax benefit (expense)	15.4	(3.5)
Total net unrealized holding (losses) gains on investments	(28.6)	26.1
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	—	(1.6)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	2.9	2.2
Income tax expense	(0.5)	—
Total net unrecognized benefit plan obligations	1.0	(0.8)
Other comprehensive (loss) income	(27.6)	25.3
Comprehensive (loss) income	$(24.9)	$28.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2015	2014
Net income	$27.4	$30.1
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains	(21.6)	57.9
Reclassification adjustments for gains realized in net income	(9.6)	(16.0)
Income tax benefit (expense)	10.9	(7.7)
Total net unrealized holding (losses) gains on investments	(20.3)	34.2
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	—	(1.6)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(2.8)	(2.8)
Net actuarial loss	5.8	3.8
Income tax expense	(1.0)	—
Total net unrecognized benefit plan obligations	2.0	(0.6)
Other comprehensive (loss) income	(18.3)	33.6
Comprehensive income	$9.1	$63.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2015	2014
Cash flows from operating activities:
Net income	$27.4	$30.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7.3	4.4
Share-based compensation	2.4	2.4
Net realized gains on investments	(9.2)	(16.0)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(7.0)	(10.2)
Accrued investment income and other assets	(0.6)	0.4
Postretirement and pension benefits	(1.6)	(2.7)
Other liabilities and due to/from affiliates, net	(87.8)	(36.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.3	(0.2)
Losses and loss expenses payable	39.8	2.9
Unearned premiums	19.9	30.5
Excess tax benefits on share-based awards	0.1	—
Federal income taxes	7.8	(0.2)
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	63.5	—
Net cash provided by operating activities	62.3	4.8
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(317.9)	(226.7)
Purchases of equity securities available-for-sale	(26.1)	(84.9)
Purchases of other invested assets	(4.3)	(0.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	147.5	138.3
Sales of fixed maturities available-for-sale	68.9	101.8
Sales of equity securities available-for-sale	39.8	64.8
Sales of other invested assets available-for-sale	0.3	0.3
Net additions of property and equipment	(0.1)	—
Net cash used in investing activities	(91.9)	(7.3)
Cash flows from financing activities:
Proceeds from issuance of common stock	2.4	2.1
Payments to acquire treasury stock	(0.2)	(0.1)
Payment of dividends	(8.3)	(8.3)
Net cash used in financing activities	(6.1)	(6.3)
Net decrease in cash and cash equivalents	(35.7)	(8.8)
Cash and cash equivalents at beginning of period	86.3	80.3
Cash and cash equivalents at end of period	$50.6	$71.5
Supplemental disclosures:
Interest paid (affiliates $0.3 and $0.3, respectively)	$2.6	$2.6
Federal income taxes paid	$2.4	$1.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2014 Form 10-K.
Adoption of Accounting Pronouncements
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts and amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs is not affected by the updated guidance. The guidance is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted.  The adoption of this guidance will not have any effect on the Company’s results of operations, financial position or liquidity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2015 and December 31, 2014:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$274.5	$13.3	$(2.7)	$285.1
Obligations of states and political subdivisions	844.5	17.5	(8.6)	853.4
Corporate securities	341.6	7.8	(3.7)	345.7
U.S. government agencies mortgage-backed securities	466.5	13.0	(4.6)	474.9
Total fixed maturities	1,927.1	51.6	(19.6)	1,959.1
Equity securities:
Large-cap securities	177.2	48.9	(1.3)	224.8
Small-cap securities	52.8	19.8	—	72.6
Total equity securities	230.0	68.7	(1.3)	297.4
Other invested assets	54.6	34.7	—	89.3
Total available-for-sale securities	$2,211.7	$155.0	$(20.9)	$2,345.8

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	$(1.5)	$309.3
Obligations of states and political subdivisions	742.5	27.4	(0.4)	769.5
Corporate securities	333.4	10.2	(3.0)	340.6
U.S. government agencies mortgage-backed securities	458.7	15.6	(1.8)	472.5
Total fixed maturities	1,831.3	67.3	(6.7)	1,891.9
Equity securities:
Large-cap securities	185.5	57.3	(0.6)	242.2
Small-cap securities	50.0	18.2	—	68.2
Total equity securities	235.5	75.5	(0.6)	310.4
Other invested assets	50.5	29.8	—	80.3
Total available-for-sale securities	$2,117.3	$172.6	$(7.3)	$2,282.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$40.6	$(1.6)	11	$20.7	$(1.1)	6	$61.3	$(2.7)	17
Obligations of states and political subdivisions	333.6	(8.5)	60	6.7	(0.1)	3	340.3	(8.6)	63
Corporate securities	77.0	(2.3)	12	49.8	(1.4)	9	126.8	(3.7)	21
U.S. government agencies mortgage-backed securities	109.5	(3.8)	17	34.7	(0.8)	12	144.2	(4.6)	29
Total fixed maturities	560.7	(16.2)	100	111.9	(3.4)	30	672.6	(19.6)	130
Large-cap equity securities	9.0	(1.3)	3	—	—	—	9.0	(1.3)	3
Total temporarily impaired securities	$569.7	$(17.5)	103	$111.9	$(3.4)	30	$681.6	$(20.9)	133

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.3)	4	$52.0	$(1.2)	17	$71.9	$(1.5)	21
Obligations of states and political subdivisions	6.1	—	5	30.9	(0.4)	9	37.0	(0.4)	14
Corporate securities	43.5	(0.9)	8	56.1	(2.1)	11	99.6	(3.0)	19
U.S. government agencies mortgage-backed securities	44.0	(0.3)	8	37.5	(1.5)	13	81.5	(1.8)	21
Total fixed maturities	113.5	(1.5)	25	176.5	(5.2)	50	290.0	(6.7)	75
Large-cap equity securities	7.2	(0.6)	2	—	—	—	7.2	(0.6)	2
Total temporarily impaired securities	$120.7	$(2.1)	27	$176.5	$(5.2)	50	$297.2	$(7.3)	77

The Company reviewed its investments at June 30, 2015, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Equity securities:
Large-cap securities	$—	$—	$—	$(0.3)
Small-cap securities	(0.8)	(0.3)	(1.3)	(0.9)
Total other-than-temporary impairments	$(0.8)	$(0.3)	$(1.3)	$(1.2)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell including, if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$35.3	$35.9
Due after 1 year through 5 years	355.2	367.0
Due after 5 years through 10 years	304.3	313.4
Due after 10 years	765.8	767.9
U.S. government agencies mortgage-backed securities	466.5	474.9
Total	$1,927.1	$1,959.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2015, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $8.9 million and $8.8 million were on deposit with insurance regulators as required by law at June 30, 2015 and December 31, 2014, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Fixed maturities	$17.4	$17.9	$30.3	$33.3
Equity securities	1.7	1.7	3.3	3.1
Cash and cash equivalents, and other	1.3	1.4	2.7	2.7
Investment income	20.4	21.0	36.3	39.1
Investment expenses	0.6	0.5	1.1	1.0
Net investment income	$19.8	$20.5	$35.2	$38.1

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Proceeds on sales of available-for-sale securities were $109.0 million and $166.9 million for the six months ended June 30, 2015 and 2014.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Realized gains:
Fixed maturities	$0.4	$0.4	$1.5	$2.5
Equity securities	5.9	5.2	10.0	14.7
Other invested assets	0.1	—	0.1	0.1
Total realized gains	6.4	5.6	11.6	17.3
Realized losses:
Equity securities:
Sales	(0.2)	—	(0.7)	(0.1)
OTTI	(0.8)	(0.3)	(1.3)	(1.2)
Total realized losses	(1.0)	(0.3)	(2.0)	(1.3)
Net realized gains on investments	$5.4	$5.3	$9.6	$16.0
Change in unrealized holding gains, net of tax:
Fixed maturities	$(38.0)	$19.6	$(28.6)	$34.0
Equity securities	(6.5)	6.2	(7.5)	1.7
Other invested assets	0.5	3.8	4.9	6.2
Deferred federal income tax liability	15.4	(10.3)	10.9	(14.6)
Valuation allowance	—	6.8	—	6.9
Change in net unrealized holding gains, net of tax	$(28.6)	$26.1	$(20.3)	$34.2

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2015 and December 31, 2014, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2015 and 2014.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $81.1 million and $72.9 million at June 30, 2015 and December 31, 2014, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2015 and December 31, 2014:

($ millions)	Total	Level 1	Level 2	Level 3
June 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$285.1	$—	$285.1	$—
Obligations of states and political subdivisions	853.4	—	853.4	—
Corporate securities	345.7	—	342.2	3.5
U.S. government agencies mortgage-backed securities	474.9	—	474.9	—
Total fixed maturities	1,959.1	—	1,955.6	3.5
Equity securities:
Large-cap securities	224.8	224.8	—	—
Small-cap securities	72.6	72.6	—	—
Total equity securities	297.4	297.4	—	—
Other invested assets	89.3	8.2	81.1	—
Total available-for-sale investments	$2,345.8	$305.6	$2,036.7	$3.5

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$309.3	$—	$309.3	$—
Obligations of states and political subdivisions	769.5	—	769.5	—
Corporate securities	340.6	—	331.2	9.4
U.S. government agencies mortgage-backed securities	472.5	—	472.5	—
Total fixed maturities	1,891.9	—	1,882.5	9.4
Equity securities:
Large-cap securities	242.2	242.2	—	—
Small-cap securities	68.2	68.2	—	—
Total equity securities	310.4	310.4	—	—
Other invested assets	80.3	7.4	72.9	—
Total available-for-sale investments	$2,282.6	$317.8	$1,955.4	$9.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2015 and the year ended December 31, 2014, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	0.2
Total unrealized losses – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2015	$3.5
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	(0.1)
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2015	$3.5

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.3
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2014	$9.4

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati ("FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2015 was $4.8 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.7	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	June 30, 2015			December 31, 2014
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$85.9	5.03%	$85.3	$86.4	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.48%	15.5	15.5	4.44%
Total notes payable	$100.8	$101.4		$100.8	$101.9

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Premiums earned:
Assumed from external insurers and reinsurers	$1.0	$1.1	$2.1	$2.1
Assumed under Pooling Arrangement	311.5	268.3	626.8	530.8
Ceded to external insurers and reinsurers	(8.5)	(6.0)	(17.4)	(12.0)
Ceded under Pooling Arrangement	(208.6)	(216.8)	(418.5)	(432.2)
Net assumed premiums earned	$95.4	$46.6	$193.0	$88.7
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.6	$0.8	$1.4	$1.5
Assumed under Pooling Arrangement	225.0	191.1	420.3	363.7
Ceded to external insurers and reinsurers	(2.5)	(1.3)	(2.4)	(3.7)
Ceded under Pooling Arrangement	(165.6)	(143.5)	(286.8)	(285.7)
Net assumed losses and loss expenses incurred	$57.5	$47.1	$132.5	$75.8

Subject to the terms and conditions of the expired Homeowners Quota Share Arrangement ("HO QS Arrangement"), the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the State Auto Group in the form of profit commission. For the three and six months ended June 30, 2015, the Company recognized $1.4 million and $2.7 million, respectively, of profit commission, which was reflected as a reduction in acquisition and operating expenses on our consolidated statements of income.
5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
Amount at statutory rate	$1.2	35%	$1.1	35%	$12.8	35%	$10.8	35%
Tax-exempt interest and dividends received deduction	(2.3)	(67)	(2.1)	(68)	(4.5)	(12)	(4.2)	(14)
Other, net	1.8	52	0.7	24	0.9	2	0.9	3
Valuation allowance	—	—	0.4	12	—	—	(6.8)	(22)
Federal income tax expense and effective rate	$0.7	20%	$0.1	3%	$9.2	25%	$0.7	2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2015 and 2014:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1.9	$1.3	$—	$—	$3.9	$2.6	$—	$—
Interest cost	2.9	2.8	0.2	0.2	5.7	5.6	0.4	0.5
Expected return on plan assets	(3.5)	(3.1)	—	—	(6.9)	(6.3)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)	—	—	(2.8)	(2.8)
Net actuarial loss	2.8	2.1	0.1	0.1	5.5	3.5	0.3	0.3
Net periodic cost (benefit)	$4.1	$3.1	$(1.1)	$(1.1)	$8.2	$5.4	$(2.1)	$(2.0)

The Company's share of contributions were $6.5 million for the six months ended June 30, 2015 and expects its remaining share of contributions to be an additional $6.5 million to the pension plan during 2015.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and six months ended June 30, 2015 and 2014:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2015	$118.3	$(37.3)	$81.0

Other comprehensive income before reclassifications	(25.1)	—	(25.1)
Amounts reclassified from AOCI (a)	(3.5)	1.0	(2.5)
Net current period other comprehensive (loss) income	(28.6)	1.0	(27.6)
Ending balance at June 30, 2015	$89.7	$(36.3)	$53.4

Beginning balance at April 1, 2014	$92.7	$(3.6)	$89.1

Other comprehensive income before reclassifications	31.4	(1.6)	29.8
Amounts reclassified from AOCI (a)	(5.3)	0.8	(4.5)
Net current period other comprehensive income (loss)	26.1	(0.8)	25.3
Ending balance at June 30, 2014	$118.8	$(4.4)	$114.4

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive income before reclassifications	(14.1)	—	(14.1)
Amounts reclassified from AOCI (a)	(6.2)	2.0	(4.2)
Net current period other comprehensive (loss) income	(20.3)	2.0	(18.3)
Ending balance at June 30, 2015	$89.7	$(36.3)	$53.4

Beginning balance at January 1, 2014	$84.6	$(3.8)	$80.8

Other comprehensive income before reclassifications	50.2	(1.6)	48.6
Amounts reclassified from AOCI (a)	(16.0)	1.0	(15.0)
Net current period other comprehensive income (loss)	34.2	(0.6)	33.6
Ending balance at June 30, 2014	$118.8	$(4.4)	$114.4

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2015 and 2014:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2015	2014
Unrealized gains on available for sale securities	$5.4	$5.3	Realized gain on sale of securities
	5.4	5.3	Total before tax
	(1.9)	—	Tax expense
	3.5	5.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(a)
Net actuarial loss	(2.9)	(2.2)	(a)
	(1.5)	(0.8)	Total before tax
	0.5	—	Tax benefit
	(1.0)	(0.8)	Net of tax
Total reclassifications for the period	$2.5	$4.5

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2015	2014
Unrealized gains on available for sale securities	$9.6	$16.0	Realized gain on sale of securities
	9.6	16.0	Total before tax
	(3.4)	—	Tax expense
	6.2	16.0	Net of tax
Amortization of benefit plan items
Negative prior service cost	2.8	2.8	(a)
Net actuarial loss	(5.8)	(3.8)	(a)
	(3.0)	(1.0)	Total before tax
	1.0	—	Tax benefit
	(2.0)	(1.0)	Net of tax
Total reclassifications for the period	$4.2	$15.0

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Numerator:
Net income for basic earnings per common share	$2.7	$3.0	$27.4	$30.1
Denominator:
Weighted average shares for basic net earnings per common share	41.0	40.8	41.0	40.8
Effect of dilutive share-based awards	0.5	0.4	0.5	0.4
Adjusted weighted average shares for diluted net earnings per common share	41.5	41.2	41.5	41.2

Basic net earnings per common share	$0.06	$0.07	$0.67	$0.74
Diluted net earnings per common share	$0.06	$0.07	$0.66	$0.73

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2015 and 2014.

(shares in millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Total number of antidilutive options and awards	1.8	1.7	1.8	1.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Revenue from external sources:
Insurance segments
Personal insurance	$148.2	$113.7	$298.2	$228.0
Business insurance	96.5	95.9	192.6	189.4
Specialty insurance	66.8	58.7	136.0	113.4
Total insurance segments	311.5	268.3	626.8	530.8
Investment operations segment
Net investment income	19.8	20.5	35.2	38.1
Net realized capital gains	5.4	5.3	9.6	16.0
Total investment operations segment	25.2	25.8	44.8	54.1
All other	0.7	0.3	0.7	0.8
Total revenue from external sources	337.4	294.4	672.3	585.7
Intersegment revenue	1.4	1.3	2.8	2.6
Total revenue	338.8	295.7	675.1	588.3
Reconciling items:
Eliminate intersegment revenues	(1.4)	(1.3)	(2.8)	(2.6)
Total consolidated revenues	$337.4	$294.4	$672.3	$585.7
Segment income before federal income tax:
Insurance segments SAP underwriting (loss) income
Personal insurance	$(10.2)	$(10.7)	$7.2	$(4.6)
Business insurance	(14.8)	(5.9)	(16.2)	(15.3)
Specialty insurance	(1.0)	(12.1)	(1.8)	(12.7)
Total insurance segments	(26.0)	(28.7)	(10.8)	(32.6)
Investment operations segment
Net investment income	19.8	20.5	35.2	38.1
Net realized capital gains	5.4	5.3	9.6	16.0
Total investment operations segment	25.2	25.8	44.8	54.1
All other	0.1	(0.1)	(0.3)	—
Total segment (loss) income before tax expense	(0.7)	(3.0)	33.7	21.5
Reconciling items:
GAAP expense adjustments	6.5	8.9	7.7	14.2
Interest expense on corporate debt	(1.4)	(1.3)	(2.7)	(2.6)
Corporate expenses	(1.0)	(1.5)	(2.1)	(2.3)
Total reconciling items	4.1	6.1	2.9	9.3
Total consolidated income before federal income tax expense	$3.4	$3.1	$36.6	$30.8

For the three and six months ended June 30, 2015, the specialty insurance segment results reflect the impact of a correction of reinsurance amounts related to the Company's reinsurance agreement covering casualty risks within the segment. As a result of the correction, net written and earned premiums were reduced by $7.6 million and $5.5 million, respectively, losses were reduced by $2.1 million and acquisition and operating expenses were reduced by $1.6 million.
Investable assets attributable to the Company’s investment operations segment totaled $2,471.7 million and $2,444.2 million at June 30, 2015 and December 31, 2014, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2015 and December 31, 2014, and for the consolidated statements of income for the three and six month periods ended June 30, 2015 and 2014. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three and six months ended June 30, 2015 was $3.4 million and $36.6 million, respectively, compared to pre-tax income of $3.1 million and $30.8 million, respectively, for the same 2014 periods. Our pre-tax income for the three and six months ended June 30, 2014 was impacted by reserve strengthening of $11.4 million and $11.6 million, respectively, for terminated RED programs and severance expenses of $4.4 million recognized as a result of the reorganization of our information technology department. Excluding the impact of these items and the impact of the expired HO QS Arrangement for the three and six months ended June 30, 2014, our pre-tax income for the three and six months ended June 30, 2015 decreased when compared to the same 2014 periods. The decrease was primarily due to an increase in non-catastrophe losses in both personal and commercial auto and other & product liability lines, declines in net investment income and net realized gains.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2015 and 2014:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2015	2014	2015	2014
Total revenues	$337.4	$294.4	$672.3	585.7
Net income	$2.7	$3.0	$27.4	30.1
Basic earnings per share	$0.06	$0.07	$0.67	0.74
Diluted earnings per share	$0.06	$0.07	$0.66	0.73
Stockholders’ equity	$877.5	$843.7
Return on average equity (LTM)	12.2%	8.4%
Book value per share	$21.35	$20.65
Debt to capital ratio	10.3%	10.7%
Cat loss and ALAE ratio	11.4%	7.9%	6.4%	5.2%
Non-cat loss and LAE ratio	60.7%	63.1%	60.5%	63.0%
Loss and LAE ratio	72.1%	71.0%	66.9%	68.2%
Expense ratio	34.0%	36.3%	33.4%	35.0%
Combined ratio	106.1%	107.3%	100.3%	103.2%
Premium written growth	15.0%	3.5%	15.3%	2.1%
Investment yield	3.5%	3.8%	3.1%	3.6%

SAP Basis:
Cat loss and ALAE ratio	11.4%	7.9%	6.4%	5.2%
Non-cat loss and ALAE ratio	54.2%	56.9%	54.2%	57.0%
ULAE ratio	6.6%	6.5%	6.5%	6.3%
Loss and LAE ratio	72.2%	71.3%	67.1%	68.5%
Expense ratio	33.2%	35.8%	33.6%	35.6%
Combined ratio	105.4%	107.1%	100.7%	104.1%

($ millions)	Twelve months ended June 30
	2015	2014
Net premiums written to surplus	1.6	1.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement
To reduce risk and volatility in our homeowners line of business, while at the same time providing additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired on December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2014 Form 10-K for a discussion of the expired HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on an as reported and pro forma GAAP basis, certain of our key performance indicators before and after the impact of our HO QS Arrangement cession for the three and six months ended June 30, 2014:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on an as reported and pro forma SAP basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2014:
Reconciliation Tables 3 - 4

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$295.1	$48.6	$343.7

Earned premiums	268.3	44.1	312.4
Losses and LAE incurred:
Cat loss and ALAE	21.2	15.6	36.8
Non-cat loss and ALAE	152.5	18.3	170.8
Total Loss and ALAE	173.7	33.9	207.6
ULAE	17.5	—	17.5
Total Loss and ALAE incurred	191.2	33.9	225.1
Underwriting expenses	105.8	14.1	119.9
Net underwriting loss	$(28.7)	$(3.9)	$(32.6)

Cat loss and ALAE ratio	7.9%	35.3%	11.8%
Non-cat loss and ALAE ratio	56.9%	41.7%	54.7%
Total loss and ALAE ratio	64.8%	77.0%	66.5%
ULAE ratio	6.5%	—	5.6%
Total loss and LAE ratio	71.3%	77.0%	72.1%
Expense ratio	35.8%	29.0%	34.9%
Combined ratio	107.1%	106.0%	107.0%

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Six months ended June 30, 2014	As Reported	HO QS Cession	Cession
Net written premiums	$560.5	$86.5	$647.0

Earned premiums	530.8	88.3	619.1
Losses and LAE incurred:
Cat loss and ALAE	27.5	18.0	45.5
Non-cat loss and ALAE	302.9	38.8	341.7
Total Loss and ALAE	330.4	56.8	387.2
ULAE	33.4	—	33.4
Total Loss and ALAE incurred	363.8	56.8	420.6
Underwriting expenses	199.6	25.1	224.7
Net underwriting (loss) gain	$(32.6)	$6.4	$(26.2)

Cat loss and ALAE ratio	5.2%	20.4%	7.3%
Non-cat loss and ALAE ratio	57.0%	43.9%	55.2%
Total loss and ALAE ratio	62.2%	64.3%	62.5%
ULAE ratio	6.3%	—	5.4%
Total loss and LAE ratio	68.5%	64.3%	67.9%
Expense ratio	35.6%	29.0%	34.7%
Combined ratio	104.1%	93.3%	102.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

See additional pro forma reconciliation tables for the impact of the HO QS Arrangement cession on our homeowners line of business at Reconciliation Tables 5 and 6 and our personal insurance segment at Reconciliation Tables 7 and 8.
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” In the personal insurance segment, these pro forma amounts or percentages exclude the impact of the expired HO QS Arrangement cession for the three and six months ended June 30, 2014. In the specialty insurance segment, these pro forma amounts or percentages exclude the impact of a correction of reinsurance amounts for the three and six months ended June 30, 2015 relating to a casualty reinsurance agreement covering casualty risks within this segment. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession and the reinsurance correction on our reported results for the three and six months ended June 30, 2015 and 2014, and (b) perform a meaningful comparison of our results of operations for the three and six months ended June 30, 2015 and 2014. We have also included Reconciliation Tables 1 - 8, Tables 1 - 9, and tables in footnotes on pages 35 and 41 for readers to better understand the use and calculation of these non-GAAP financial measures.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables sets forth our insurance segments’ SAP underwriting (loss) gain and SAP combined ratios for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended
	June 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$155.9		$107.8		$75.6		$339.3

Earned premiums	148.2		96.5		66.8		311.5
Cat loss and ALAE	24.4	16.5	10.9	11.3	0.2	0.2	35.5	11.4
Non-cat loss and ALAE	77.7	52.3	54.1	56.1	37.2	55.9	169.0	54.2
ULAE	11.3	7.7	5.7	5.8	3.5	5.2	20.5	6.6
Underwriting expenses	45.0	29.0	40.6	37.6	26.9	35.5	112.5	33.2
SAP underwriting loss and SAP combined ratio	$(10.2)	105.5	$(14.8)	110.8	$(1.0)	96.8	$(26.0)	105.4

($ millions)	Three months ended
	June 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$116.3		$107.0		$71.8		$295.1

Earned premiums	113.7		95.9		58.7		268.3
Cat loss and ALAE	12.0	10.5	8.2	8.6	1.0	1.8	21.2	7.9
Non-cat loss and ALAE	64.6	56.8	46.9	48.9	41.0	69.8	152.5	56.9
ULAE	11.2	9.8	4.8	4.9	1.5	2.7	17.5	6.5
Underwriting expenses	36.6	31.5	41.9	39.1	27.3	38.0	105.8	35.8
SAP underwriting loss and SAP combined ratio	$(10.7)	108.6	$(5.9)	101.5	$(12.1)	112.3	$(28.7)	107.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended
	June 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$293.0		$200.4		$152.9		$646.3

Earned premiums	298.2		192.6		136.0		626.8
Cat loss and ALAE	27.5	9.2	12.3	6.4	0.2	0.1	40.0	6.4
Non-cat loss and ALAE	155.1	52.0	107.6	55.9	77.2	56.8	339.9	54.2
ULAE	24.0	8.1	10.6	5.5	5.8	4.3	40.4	6.5
Underwriting expenses	84.4	28.8	78.3	39.1	54.6	35.7	217.3	33.6
SAP underwriting gain (loss) and SAP combined ratio	$7.2	98.1	$(16.2)	106.9	$(1.8)	96.9	$(10.8)	100.7

($ millions)	Six months ended
	June 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$225.9		$201.6		$133.0		$560.5

Earned premiums	228.0		189.4		113.4		530.8
Cat loss and ALAE	12.4	5.4	13.4	7.1	1.7	1.5	27.5	5.2
Non-cat loss and ALAE	129.7	56.9	102.9	54.3	70.3	62.0	302.9	57.0
ULAE	21.3	9.4	8.6	4.5	3.5	3.1	33.4	6.3
Underwriting expenses	69.2	30.6	79.8	39.6	50.6	38.0	199.6	35.6
SAP underwriting loss and SAP combined ratio	$(4.6)	102.3	$(15.3)	105.5	$(12.7)	104.6	$(32.6)	104.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and six months ended June 30, 2015 and 2014:
Table 1

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Personal insurance segment:	2015	2014	% Change	2015	2014	% Change
Personal auto	$86.3	$92.0	(6.2)	$168.7	$181.5	(7.1)
Homeowners	60.8	16.3	273.0	107.3	28.8	272.6
Other personal	8.8	8.0	10.0	17.0	15.6	9.0
Total personal	$155.9	$116.3	34.0	$293.0	$225.9	29.7

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2015 and 2014:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal insurance segment:
Personal auto	$84.9	$3.7	$56.4	$60.1	4.4	66.3	70.7
Homeowners	55.2	19.4	19.2	38.6	35.1	34.7	69.8
Other personal	8.1	1.3	2.1	3.4	16.1	26.5	42.6
Total personal	148.2	24.4	77.7	102.1	16.5	52.3	68.8
ULAE	—	—	—	11.3	—	—	7.7
Total Loss and LAE	$148.2	$24.4	$77.7	$113.4	16.5	52.3	76.5

2014
Personal insurance segment:
Personal auto	$91.4	$5.3	$56.4	$61.7	5.9	61.5	67.4
Homeowners	14.8	4.8	4.2	9.0	31.8	28.8	60.6
Other personal	7.5	1.9	4.0	5.9	25.5	53.9	79.4
Total personal	113.7	12.0	64.6	76.6	10.5	56.8	67.3
ULAE	—	—	—	11.2	—	—	9.8
Total Loss and LAE	$113.7	$12.0	$64.6	$87.8	10.5	56.8	77.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal insurance segment:
Personal auto	$171.0	$3.7	$111.5	$115.2	2.2	65.1	67.3
Homeowners	111.1	22.4	40.1	62.5	20.1	36.1	56.2
Other personal	16.1	1.4	3.5	4.9	9.0	21.6	30.6
Total personal	298.2	27.5	155.1	182.6	9.2	52.0	61.2
ULAE	—	—	—	24.0	—	—	8.1
Total Loss and LAE	$298.2	$27.5	$155.1	$206.6	9.2	52.0	69.3

2014
Personal insurance segment:
Personal auto	$183.8	$5.2	$112.1	$117.3	2.9	60.9	63.8
Homeowners	29.4	5.4	11.4	16.8	18.2	39.0	57.2
Other personal	14.8	1.8	6.2	8.0	12.2	41.9	54.1
Total personal	228.0	12.4	129.7	142.1	5.4	56.9	62.3
ULAE	—	—	—	21.3	—	—	9.4
Total Loss and LAE	$228.0	$12.4	$129.7	$163.4	5.4	56.9	71.7

The personal insurance segment's net written premiums for the three and six months ended June 30, 2015 increased 34.0% and 29.7%, respectively, compared to the same 2014 periods (Table 1). Net written premiums for the three and six months ended June 30, 2014 included the cession of premiums under the expired HO QS Arrangement. Excluding the impact of the expired HO QS Arrangement, net written premiums decreased 5.5%(1) and 6.2%(1) for the three and six months ended June 30, 2015, respectively, compared to the same 2014 periods, primarily due to continued declines in new business within personal auto and homeowners. We have undertaken steps to improve new business writings, including the introduction of the "Start-up Discount" in 2014 which is now in 24 states.

(1)
For the three and six months ended June 30, 2015 and 2014, respectively, the following table sets forth the reconciliation of as reported net written premiums to 2014 pro forma net written premiums after excluding the impact of the net written premium cession under the expired HO QS Arrangement:

($ millions)	Three months ended June 30			Six months ended June 30
	2015	2014	% Change	2015	2014	% Change
Net written premiums:
Personal insurance segment	$155.9	$116.3	34.0	$293.0	$225.9	29.7
HO QS cession	—	48.6	(100.0)	—	86.5	(100.0)
Pro forma net written premiums	$155.9	$164.9	(5.5)	$293.0	$312.4	(6.2)

The personal insurance segment’s as reported SAP catastrophe loss ratios for the three and six months ended June 30, 2015 were comparable to the pro forma SAP catastrophe loss ratios for the same 2014 periods (Tables 2 - 3 and Reconciliation Tables 7 - 8).
The personal segment’s as reported SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015 were 52.3% and 52.0% (Tables 2 - 3) compared to pro forma SAP non-catastrophe loss and ALAE ratios of 52.5% and 53.3% for the same 2014 periods (Reconciliation Tables 7 - 8). The three and six month June 30, 2015 improvements, when compared to the same 2014 periods, were primarily due to homeowners SAP non-catastrophe loss and ALAE ratio improvements of 3.8 points and 6.7 points, respectively (Tables 2 - 3 and Reconciliation Tables 5 - 6), primarily driven by a decrease in the frequency and severity of large losses during the first half of 2015 when compared to the same 2014 period. The improvements were partially offset by an increase in the personal auto SAP non-catastrophe loss and ALAE ratios of 4.8 points and 4.2 points, respectively,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

when compared to the same 2014 periods (Tables 2 - 3), primarily driven by bodily injury losses as a result of greater severity and more reported claims than expected for the 2013 and 2014 accident years.
The following tables set forth, on an as reported and pro forma SAP basis, certain of our key performance indicators for the homeowners’ line of business and the personal insurance segment before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2014:
Reconciliation Tables 5 - 6

($ millions)	SAP HO QS Arrangement Cession - Homeowners
Three months ended June 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$16.3	$48.6	$64.9

Earned premiums	14.8	44.1	58.9
Losses and ALAE incurred:
Cat loss and ALAE	4.8	15.6	20.4
Non-cat loss and ALAE	4.2	18.3	22.5
Total Loss and ALAE incurred	$9.0	$33.9	$42.9

Cat loss and ALAE ratio	31.8%	35.3%	34.4%
Non-cat loss and ALAE ratio	28.8%	41.7%	38.5%
Total Loss and ALAE ratio	60.6%	77.0%	72.9%

($ millions)	SAP HO QS Arrangement Cession - Homeowners
Six months ended June 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$28.8	$86.5	$115.3

Earned premiums	29.4	88.3	117.7
Losses and ALAE incurred:
Cat loss and ALAE	5.4	18.0	23.4
Non-cat loss and ALAE	11.4	38.8	50.2
Total Loss and ALAE incurred	$16.8	$56.8	$73.6

Cat loss and ALAE ratio	18.2%	20.4%	19.8%
Non-cat loss and ALAE ratio	39.0%	43.9%	42.8%
Total Loss and ALAE ratio	57.2%	64.3%	62.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Tables 7 - 8

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance Segment
Three months ended June 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$116.3	$48.6	$164.9

Earned premiums	113.7	44.1	157.8
Losses and ALAE incurred:
Cat loss and ALAE	12.0	15.6	27.6
Non-cat loss and ALAE	64.6	18.3	82.9
Total Loss and ALAE incurred	$76.6	$33.9	$110.5

Cat loss and ALAE ratio	10.5%	35.3%	17.5%
Non-cat loss and ALAE ratio	56.8%	41.7%	52.5%
Total Loss and ALAE ratio	67.3%	77.0%	70.0%

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance Segment
Six months ended June 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$225.9	$86.5	$312.4

Earned premiums	228.0	88.3	316.3
Losses and ALAE incurred:
Cat loss and ALAE	12.4	18.0	30.4
Non-cat loss and ALAE	129.7	38.8	168.5
Total Loss and ALAE incurred	$142.1	$56.8	$198.9

Cat loss and ALAE ratio	5.4%	20.4%	9.6%
Non-cat loss and ALAE ratio	56.9%	43.9%	53.3%
Total Loss and ALAE ratio	62.3%	64.3%	62.9%

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and six months ended June 30, 2015 and 2014:
Table 4

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Business insurance segment:	2015	2014	% Change	2015	2014	% Change
Commercial auto	$29.6	$28.7	3.1	$53.0	$53.1	(0.2)
Commercial multi-peril	31.0	31.5	(1.6)	61.0	61.7	(1.1)
Fire & allied lines	19.7	20.2	(2.5)	37.1	38.6	(3.9)
Other & product liability	22.7	21.6	5.1	40.5	38.8	4.4
Other commercial	4.8	5.0	(4.0)	8.8	9.4	(6.4)
Total business	$107.8	$107.0	0.7	$200.4	$201.6	(0.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2015 and 2014:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Business insurance segment:
Commercial auto	$25.2	$0.3	$17.9	$18.2	1.4	70.8	72.2
Commercial multi-peril	30.0	4.5	16.7	21.2	14.8	55.9	70.7
Fire & allied lines	18.7	6.1	7.6	13.7	32.5	40.7	73.2
Other & product liability	18.3	—	10.6	10.6	0.1	57.5	57.6
Other commercial	4.3	—	1.3	1.3	0.7	30.8	31.5
Total business	96.5	10.9	54.1	65.0	11.3	56.1	67.4
ULAE	—	—	—	5.7	—	—	5.8
Total Loss and LAE	$96.5	$10.9	$54.1	$70.7	11.3	56.1	73.2

2014
Business insurance segment:
Commercial auto	$24.5	$0.4	$12.7	$13.1	1.9	51.7	53.6
Commercial multi-peril	29.4	3.4	15.6	19.0	11.3	53.4	64.7
Fire & allied lines	19.5	4.5	11.2	15.7	23.1	57.1	80.2
Other & product liability	18.1	—	6.2	6.2	—	34.2	34.2
Other commercial	4.4	(0.1)	1.2	1.1	(1.3)	26.9	25.6
Total business	95.9	8.2	46.9	55.1	8.6	48.9	57.5
ULAE	—	—	—	4.8	—	—	4.9
Total Loss and LAE	$95.9	$8.2	$46.9	$59.9	8.6	48.9	62.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Business insurance segment:
Commercial auto	$50.5	$0.3	$34.5	$34.8	0.7	68.2	68.9
Commercial multi-peril	59.9	5.2	32.4	37.6	8.7	54.0	62.7
Fire & allied lines	37.5	6.8	18.0	24.8	18.0	48.1	66.1
Other & product liability	36.1	—	20.3	20.3	—	56.2	56.2
Other commercial	8.6	—	2.4	2.4	0.3	28.6	28.9
Total business	192.6	12.3	107.6	119.9	6.4	55.9	62.3
ULAE	—	—	—	10.6	—	—	5.5
Total Loss and LAE	$192.6	$12.3	$107.6	$130.5	6.4	55.9	67.8

2014
Business insurance segment:
Commercial auto	$48.5	$0.5	$25.8	$26.3	1.1	53.1	54.2
Commercial multi-peril	58.1	5.4	35.0	40.4	9.2	60.4	69.6
Fire & allied lines	38.9	7.6	23.1	30.7	19.5	59.3	78.8
Other & product liability	35.1	—	16.2	16.2	—	46.1	46.1
Other commercial	8.8	(0.1)	2.8	2.7	(1.1)	31.6	30.5
Total business	189.4	13.4	102.9	116.3	7.1	54.3	61.4
ULAE	—	—	—	8.6	—	—	4.5
Total Loss and LAE	$189.4	$13.4	$102.9	$124.9	7.1	54.3	65.9

Net written premiums for the business insurance segment for the three and six months ended June 30, 2015 were flat when compared to the same 2014 periods (Table 4).
The business insurance segment’s SAP catastrophe loss ratio for the three months ended June 30, 2015 was 11.3% compared to 8.6% for the same 2014 period (Table 5). The increase from 2014 was primarily driven by a large loss in the fire & allied lines that occurred during the second quarter 2015. The business insurance segment’s SAP catastrophe loss ratio for the six months ended June 30, 2015 improved 0.7 points when compared to the same 2014 period (Table 6), primarily due to less severe weather events during the first half of 2015 when compared to the same 2014 period.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015 increased 7.2 points and 1.6 points, respectively, when compared to the same 2014 periods (Tables 5 - 6), primarily driven by commercial auto and other & product liability lines. For the three and six months ended June 30, 2015, the commercial auto SAP non-catastrophe loss and ALAE ratios increased 19.1 points and 15.1 points, respectively, primarily due to higher severity trends for both commercial auto liability and physical damage coverages (Tables 5 - 6). The elevated severity trends were the primary contributors to adverse development of prior accident year losses during the three and six months ended June 30, 2015 compared to favorable development for the three and six months ended June 30, 2014. The three month increase in other & product liability was primarily due to an increase in the severity of losses during the second quarter 2015 when compared to the same 2014 period. Also contributing to the increase for the six months ended June 30, 2015 was less favorable development of prior accident year losses. The commercial auto and other & product liability increases were offset by improvements in the commercial multi-peril and fire & allied lines SAP non-catastrophe loss and ALAE ratios. The first half of 2014 was impacted by large fire losses as well as the extreme cold weather during the first quarter of 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and six months ended June 30, 2015 and 2014.
Table 7

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Specialty insurance segment:	2015	2014	% Change	2015	2014	% Change
E&S property	$13.4	$18.2	(26.4)	$21.7	$25.8	(15.9)
E&S casualty	10.6	14.1	(24.8)	28.0	26.0	7.7
Programs	28.5	19.2	48.4	57.2	39.7	44.1
Workers’ compensation	23.1	20.3	13.8	46.0	41.5	10.8
Total specialty	$75.6	$71.8	5.3	$152.9	$133.0	15.0

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2015 and 2014:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Specialty insurance segment:
E&S property	$9.4	$0.1	$0.8	$0.9	0.6	9.8	10.4
E&S casualty	10.4	—	7.1	7.1	—	68.1	68.1
Programs	24.7	0.1	16.6	16.7	0.3	67.4	67.7
Workers’ compensation	22.3	—	12.7	12.7	—	56.8	56.8
Total specialty	66.8	0.2	37.2	37.4	0.2	55.9	56.1
ULAE	—	—	—	3.5	—	—	5.2
Total Loss and LAE	$66.8	$0.2	$37.2	$40.9	0.2	55.9	61.3

2014
Specialty insurance segment:
E&S property	$10.6	$1.0	$1.3	$2.3	9.6	12.0	21.6
E&S casualty	11.1	—	5.2	5.2	—	46.5	46.5
Programs	18.3	—	23.5	23.5	0.2	128.7	128.9
Workers’ compensation	18.7	—	11.0	11.0	—	59.1	59.1
Total specialty	58.7	1.0	41.0	42.0	1.8	69.8	71.6
ULAE	—	—	—	1.5	—	—	2.7
Total Loss and LAE	$58.7	$1.0	$41.0	$43.5	1.8	69.8	74.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Specialty insurance segment:
E&S property	$19.6	$0.1	$2.5	$2.6	0.3	13.1	13.4
E&S casualty	26.0	—	16.1	16.1	—	61.9	61.9
Programs	46.9	0.1	32.5	32.6	0.1	69.5	69.6
Workers’ compensation	43.5	—	26.1	26.1	—	60.0	60.0
Total specialty	136.0	0.2	77.2	77.4	0.1	56.8	56.9
ULAE	—	—	—	5.8	—	—	4.3
Total Loss and LAE	$136.0	$0.2	$77.2	$83.2	0.1	56.8	61.2

2014
Specialty insurance segment:
E&S property	$18.7	$1.7	$1.7	$3.4	9.2	8.9	18.1
E&S casualty	21.6	—	10.2	10.2	—	47.2	47.2
Programs	36.2	—	35.5	35.5	0.1	98.0	98.1
Workers’ compensation	36.9	—	22.9	22.9	—	62.1	62.1
Total specialty	113.4	1.7	70.3	72.0	1.5	62.0	63.5
ULAE	—	—	—	3.5	—	—	3.1
Total Loss and LAE	$113.4	$1.7	$70.3	$75.5	1.5	62.0	66.6

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2015 increased 5.3% and 15.0%, respectively, compared to the same 2014 periods (Table 7). For the three and six months ended June 30, 2015, the specialty insurance segment was impacted by a correction of reinsurance amounts relating to our reinsurance agreement covering casualty risks within this segment. As a result of this correction, net written and earned premiums were reduced by $7.6 million and $5.5 million, respectively, and losses were reduced by $2.1 million.
Excluding the impact of the reinsurance correction, net written premiums for the three and six months ended June 30, 2015 increased 15.9%(2) and 20.7%(2), respectively, when compared to the same 2014 periods. The increase was driven by (i) the Partners General Agency acquisition in the second quarter of 2014, (ii) growth in mono-line workers' compensation business, and (iii) new programs added during the second half of 2014. Partially offsetting this growth was continued intense competition within the catastrophe-exposed property marketplace, which has contributed to less favorable pricing opportunities in the E&S property unit.

(2)
For the three and six months ended June 30, 2015 and 2014, respectively, the following table sets forth the reconciliation of as reported net written premiums to 2015 pro forma net written premiums after excluding the impact of the reinsurance correction.

($ millions)	Three months ended June 30			Six months ended June 30
	2015	2014	% Change	2015	2014	% Change
Net written premiums:
Specialty insurance segment	$75.6	$71.8	5.3	$152.9	$133.0	15.0
Reinsurance correction	7.6	—	100.0	7.6	—	100.0
Pro forma net written premiums	$83.2	$71.8	15.9	$160.5	$133.0	20.7

The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015 improved 13.9 points and 5.2 points, respectively, when compared to the same 2014 periods (Tables 8 - 9). The SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015 were impacted by the reinsurance correction (discussed above), which added 1.5 points and 0.8 points, respectively. The SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2014 reflect RED reserve strengthening, which added 19.3 points and 10.2 points, respectively. Absent the reinsurance correction in the second quarter of 2015 and RED reserve strengthening in the second quarter of 2014, the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

increase in the SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015, when compared to the same 2014 periods, was primarily due to (i) a shift in the business mix in the E&S casualty unit attributable to the Partners General Agency acquisition in the second quarter of 2014 and (ii) adverse development of prior accident year losses within the Programs unit.
Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at June 30, 2015 and December 31, 2014:

($ millions)	June 30, 2015	December 31, 2014	$ Change
Personal insurance segment:
Personal auto	$173.1	$176.0	$(2.9)
Homeowners	43.2	18.2	25.0
Other personal	8.2	7.7	0.5
Total personal	224.5	201.9	22.6
Business insurance segment:
Commercial auto	84.3	79.0	5.3
Commercial multi-peril	100.3	94.2	6.1
Fire & allied lines	26.9	19.9	7.0
Other & product liability	155.4	154.2	1.2
Other business	2.5	2.5	—
Total business	369.4	349.8	19.6
Specialty insurance segment:
E&S property	10.0	8.3	1.7
E&S casualty	79.4	69.9	9.5
Programs	171.5	190.1	(18.6)
Workers’ compensation	159.2	153.6	5.6
Total specialty	420.1	421.9	(1.8)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,014.0	$973.6	$40.4

Losses and loss expenses payable increased $40.4 million since December 31, 2014. The increase in the homeowners losses and loss expenses payable balance was attributable to fewer ceded losses and loss expenses due to the absence of the HO QS Arrangement in 2015 compared to December 31, 2014. The change in the Programs losses and loss expenses payable balance was primarily due to payments on outstanding RED claims during the first half of 2015.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 34.0% and 33.4%, respectively, for the three and six months ended June 30, 2015 compared to 36.3% and 35.0%, respectively, for the same 2014 periods.
Excluding the impact of the HO QS Arrangement, acquisition and operating expenses for the three and six months ended June 30, 2015 decreased $4.2 million and $2.1 million, respectively, when compared to the same 2014 periods (Reconciliation Tables 1 - 2). Partially offsetting acquisition and operating expenses for the three and six months ended June 30, 2015 was (i) the recognition of $1.4 million and $2.7 million, respectively, of profit commission in accordance with the terms of the expired HO QS Arrangement and (ii) the recognition of $1.6 million of additional ceding commission as a result of the casualty reinsurance correction within the specialty insurance segment. The acquisition and operating expenses for the three and six months ended June 30, 2014 included $4.4 million of severance expenses recognized as a result of the reorganization of our information technology department.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade, at the time of purchase, by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At June 30, 2015, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2014 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2015 and December 31, 2014:

($ millions)	June 30, 2015	% of Total	December 31, 2014	% of Total
Cash and cash equivalents	$50.6	2.1	$86.3	3.5
Fixed maturities, at fair value:
Fixed maturities	1,771.3	71.7	1,680.0	68.7
Treasury inflation-protected securities	187.8	7.6	211.9	8.7
Total fixed maturities	1,959.1	79.3	1,891.9	77.4
Notes receivable from affiliate (a)	70.0	2.8	70.0	2.9
Equity securities, at fair value:
Large-cap securities	224.8	9.1	242.2	9.9
Small-cap securities	72.6	2.9	68.2	2.8
Total equity securities	297.4	12.0	310.4	12.7
Other invested assets, at fair value:
International funds	81.1	3.3	72.9	3.0
Other invested assets	8.2	0.3	7.4	0.3
Total other invested assets, at fair value	89.3	3.6	80.3	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,471.7	100.0	$2,444.2	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$35.3	$35.9
Due after 1 year through 5 years	355.2	367.0
Due after 5 years through 10 years	304.3	313.4
Due after 10 years	765.8	767.9
U.S. government agencies mortgage-backed securities	466.5	474.9
Total	$1,927.1	$1,959.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 5.41 and 4.32 as of June 30, 2015 and December 31, 2014, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2015 and 2014:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014
Gross investment income:
Fixed maturities	$17.4	$17.9	$30.3	$33.3
Equity securities	1.7	1.7	3.3	3.1
Other	1.3	1.4	2.7	2.7
Total gross investment income	20.4	21.0	36.3	39.1
Less: Investment expenses	0.6	0.5	1.1	1.0
Net investment income	$19.8	$20.5	$35.2	$38.1

Average invested assets (at cost)	$2,273.2	$2,139.2	$2,246.2	$2,134.8
Annualized investment yield	3.5%	3.8%	3.1%	3.6%
Annualized investment yield, after tax	2.7%	2.9%	2.4%	2.7%
Net investment income, after tax	$15.1	$15.4	$27.3	$28.9
Effective tax rate	23.7%	25.0%	22.3%	24.0%
The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and six months ended June 30, 2015 and 2014:

($ in millions)	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.4	$6.4	$0.4	$30.5	$1.5	$68.9	$2.5	$101.8
Equity securities	5.9	16.1	5.2	29.5	10.0	35.1	14.7	62.6
Other invested assets	0.1	0.2	—	—	0.1	0.3	0.1	0.1
Total realized gains	6.4	22.7	5.6	60.0	11.6	104.3	17.3	164.5
Realized losses:
Equity securities:
Sales	(0.2)	2.2	—	0.7	(0.7)	4.7	(0.1)	2.3
OTTI	(0.8)	—	(0.3)	—	(1.3)	—	(1.2)	—
Total realized losses	(1.0)	2.2	(0.3)	0.7	(2.0)	4.7	(1.3)	2.3
Net realized gain on investments	$5.4	$24.9	$5.3	$60.7	$9.6	$109.0	$16.0	$166.8

During the first six months of 2015, equity sales were executed for various reasons, including: (i) the achievement of our price target; (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities; and (iii) in order to manage our equity holdings consistent with our investment guidelines.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2014 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2015 and 2014.

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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2015:

($ millions, except # of positions)	Three months ended June 30		Six months ended June 30
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	7	$(0.8)	14	$(1.3)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2015, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2015:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$274.5	$13.3	27	$(2.7)	17	$285.1
Obligations of states and political subdivisions	844.5	17.5	191	(8.6)	63	853.4
Corporate securities	341.6	7.8	57	(3.7)	21	345.7
U.S. government agencies mortgage-backed securities	466.5	13.0	70	(4.6)	29	474.9
Total fixed maturities	1,927.1	51.6	345	(19.6)	130	1,959.1
Equity securities:
Large-cap securities	177.2	48.9	27	(1.3)	3	224.8
Small-cap securities	52.8	19.8	70	—	—	72.6
Total equity securities	230.0	68.7	97	(1.3)	3	297.4
Other invested assets	54.6	34.7	3	—	—	89.3
Total available-for-sale investments	$2,211.7	$155.0	445	$(20.9)	133	$2,345.8

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at June 30, 2015 and December 31, 2014, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2015:

($ millions)	June 30, 2015	December 31, 2014	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$32.0	$60.6	$(28.6)
Equity securities	67.4	74.9	(7.5)
Other invested assets	34.7	29.8	4.9
Unrealized gains	134.1	165.3	(31.2)
Net deferred federal income tax liability	(44.4)	(55.3)	10.9
Unrealized gains, net of tax	$89.7	$110.0	$(20.3)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2015 and December 31, 2014.
As of June 30, 2015, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2015 and 2014, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Income before federal income taxes	$3.4	$3.1	$36.6	$30.8
Current tax expense	0.2	0.1	0.6	0.7
Deferred tax expense (benefit)	0.5	(0.4)	8.6	6.8
	0.7	(0.3)	9.2	7.5
Valuation allowance	—	0.4	—	(6.8)
Total federal income tax expense	0.7	0.1	9.2	0.7
Net income	$2.7	$3.0	$27.4	$30.1

For the three and six months ended June 30, 2015, we recorded current federal income tax expense of $0.2 million and $0.6 million, respectively, compared to $0.1 million and $0.7 million for the same 2014 periods. The federal income tax expense for the three and six months ended June 30, 2014 consisted of Alternative Minimum Tax (“AMT”), an alternative tax system. On a quarterly basis, we calculate AMT and, if it is greater than our federal income tax, we provide for the AMT. We had both federal income tax and AMT net operating loss ("NOL") carryforwards at June 30, 2015 and 2014. However, the Internal Revenue Code only permits a 90% offset of the AMT obligation, compared to a 100% offset of the federal income tax obligation. The disallowed utilization of the 10% portion of the AMT NOL resulted in our current federal income tax expense for the three and six months ended June 30, 2014.
Deferred tax expense for the three and six months ended June 30, 2015 was $0.5 million and $8.6 million, respectively, compared to a deferred income tax benefit of $0.4 million and deferred tax expense of $6.8 million for the same 2014 periods. The deferred tax expense for both periods was primarily attributable to the utilization of NOL carryforwards. The deferred tax benefit for the quarter ended June 30, 2014 and expense for the six months ended June 30, 2014 were offset by a change in the valuation allowance against net deferred federal income taxes.
Effective tax rates were 20.0% and 3.0% for the three months ended June 30, 2015 and 2014, respectively, and 25.0% and 2.0% for the six months ended June 30, 2015 and 2014, respectively. See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million credit facility is available for general corporate purposes such as funding liquidity needs.  See “Borrowing Arrangements - Credit Facility” included in this Item 2.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2015.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2015 and December 31, 2014, we had $50.6 million and $86.3 million, respectively, in cash and cash equivalents, and $2,345.8 million and $2,282.6 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $8.9 million and $8.8 million of securities on deposit with insurance regulators as required by law at June 30, 2015 and December 31, 2014; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $62.3 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities was due to the expiration of the HO QS Arrangement at December 31, 2014, which resulted in STFC receiving a return of $63.5 million of premiums. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $91.9 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively. The change was primarily driven by the reinvestment of the premiums received from the expiration of the HO QS Arrangement.
Net cash used in financing activities was $6.1 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of June 30, 2015, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2015 and 2014 were 4.48% and 4.44%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Property Catastrophe
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. As of June 1, 2015, this property catastrophe reinsurance agreement renewed. Under this agreement, the State Auto Group retains the first $55.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $285.0 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $340.0 million of covered losses, each occurrence. Under this agreement, our companies are responsible for losses above $340.0 million.
The State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering Excess & Surplus property and Programs catastrophe related events affecting at least two risks. Under this agreement, the State Auto Group retains the first $15.0 million of catastrophe loss, each occurrence, with a 15% co-participation on the next $40.0 million of covered loss, each occurrence. The reinsurers are responsible for 85% of the excess over $15.0 million up to $55.0 million of covered loss, each occurrence.
The rates for this reinsurance agreement are negotiated annually.
Property Per Risk
At June 1, 2015, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for E&S property and Programs units, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 75% of the loss in excess of $1.0 million for the E&S property and Programs units and 100% of the loss excess of $3.0 million for other property business up to $20.0 million of covered loss.
The rates for this reinsurance agreement are negotiated annually.
Casualty and Workers’ Compensation
As of July 1, 2015, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers' compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. E&S casualty and Programs units risks are not subject to this casualty excess of loss reinsurance agreement.
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
For E&S casualty and Programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million for all primary business with policy limits issued greater than $1.0 million.  A  separate retention of $1.0 million applies to lead excess business (excess business written directly above a primary policy), and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million.  For lead excess business to be ceded to Section A the excess limits issued must be greater than $1.0 million. Under Section B, as respects non-lead excess policies, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% of loss for each risk based on

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

the percentage the $1.0 million we retain bears to the total policy limit.  Also under Section B, if we write a non-lead excess policy and also write the primary policy for the same insured, there is a separate $1.0 million retention for the primary policy. Under Section C, with respect to policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits ("ECO/XPL") and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 90% of ECO/XPL and LAE coverage in excess of $1.25 million up to $4.0 million.
The rates for these reinsurance agreements are negotiated annually.
For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2014 Form 10-K.
Regulatory Considerations
At June 30, 2015, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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

10.01
Management and Operations Agreement Amended and Restated as of January 1, 2015, by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., CDC Holding, Inc., Partners General Insurance Agency, LLC, and Network E&S Insurance Brokers, LLC.

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

State Auto Financial Corporation

Date: August 5, 2015	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)