Form 10-Q
period 2015-09-30
State Auto Financial CORP
filed 2015-11-04
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No   ☒
On October 30, 2015, the Registrant had 41,332,382 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month period ended September 30, 2015

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,938.9 and $1,831.3, respectively)	$1,979.6	$1,891.9
Equity securities, available-for-sale, at fair value (cost $266.1 and $235.5, respectively)	298.0	310.4
Other invested assets, available-for-sale, at fair value (cost $56.6 and $50.5, respectively)	82.8	80.3
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,435.7	2,357.9
Cash and cash equivalents	50.9	86.3
Accrued investment income and other assets	38.7	33.8
Deferred policy acquisition costs (affiliated net assumed $51.8 and $46.8, respectively)	134.0	126.5
Reinsurance recoverable on losses and loss expenses payable	7.7	9.6
Prepaid reinsurance premiums	6.8	6.1
Due from affiliate	21.9	40.1
Current federal income taxes	0.3	1.1
Net deferred federal income taxes	104.0	97.4
Property and equipment, at cost	7.7	8.1
Total assets	$2,807.7	$2,766.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $506.5 and $494.3, respectively)	$1,021.5	$983.2
Unearned premiums (affiliated net assumed $220.4 and $201.7, respectively)	637.5	612.4
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits (affiliated net ceded $58.4 and $63.2, respectively)	108.6	117.3
Other liabilities (affiliated net ceded $6.8 and $5.1, respectively)	64.0	80.3
Total liabilities	1,932.4	1,894.0
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.9 and 47.7 shares issued, respectively, at stated value of $2.50 per share	119.9	119.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.3)	(116.0)
Additional paid-in capital	149.8	143.2
Accumulated other comprehensive income (affiliated net ceded $61.0 and $65.1, respectively)	31.4	71.7
Retained earnings	690.5	654.7
Total stockholders’ equity	875.3	872.9
Total liabilities and stockholders’ equity	$2,807.7	$2,766.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2015	2014
Earned premiums (affiliated net assumed $112.2 and $55.0, respectively)	$319.7	$270.2
Net investment income (affiliated $1.3 and $1.3, respectively)	18.7	18.9
Net realized gains on investments:
Total other-than-temporary impairment losses	(3.5)	(1.1)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	14.3	2.7
Total net realized gains on investments	10.8	1.6
Other income from affiliates	0.5	0.6
Total revenues	349.7	291.3

Losses and loss expenses (affiliated net assumed $67.4 and $53.6, respectively)	207.5	184.4
Acquisition and operating expenses (affiliated net assumed $52.8 and $36.3, respectively)	109.4	91.4
Interest expense (affiliated $0.1 and $0.2, respectively)	1.3	1.4
Other expenses	1.6	1.0
Total expenses	319.8	278.2
Income before federal income taxes	29.9	13.1
Federal income tax expense:
Current	2.7	1.2
Deferred	6.5	—
Total federal income tax expense	9.2	1.2
Net income	$20.7	$11.9
Earnings per common share:
Basic	$0.50	$0.29
Diluted	$0.50	$0.28
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2015	2014
Earned premiums (affiliated net assumed $320.5 and $153.6, respectively)	$946.5	$801.0
Net investment income (affiliate $3.7 and $3.7, respectively)	53.9	57.0
Net realized gains on investments:
Total other-than-temporary impairment losses	(4.8)	(2.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	24.8	19.9
Total net realized gains on investments	20.0	17.6
Other income from affiliates	1.6	1.4
Total revenues	1,022.0	877.0

Losses and loss expenses (affiliated net assumed $200.9 and $131.6, respectively)	627.1	546.6
Acquisition and operating expenses (affiliated net assumed $188.9 and $117.5, respectively)	318.7	277.2
Interest expense (affiliates $0.5 and $0.5, respectively)	4.0	4.0
Other expenses	5.7	5.3
Total expenses	955.5	833.1
Income before federal income taxes	66.5	43.9
Federal income tax expense:
Current	3.3	1.9
Deferred	15.1	—
Total federal income tax expense	18.4	1.9
Net income	$48.1	$42.0
Earnings per common share:
Basic	$1.17	$1.03
Diluted	$1.16	$1.02
Dividends paid per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2015	2014
Net income	$20.7	$11.9
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains	(24.5)	(16.3)
Reclassification adjustments for gains realized in net income	(10.8)	(1.6)
Income tax benefit (expense)	12.4	(0.6)
Total net unrealized holding losses on investments	(22.9)	(18.5)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.3)	(1.3)
Net actuarial loss	2.8	1.6
Income tax expense	(0.6)	—
Total net unrecognized benefit plan obligations	0.9	0.3
Other comprehensive loss	(22.0)	(18.2)
Comprehensive loss	$(1.3)	$(6.3)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2015	2014
Net income	$48.1	$42.0
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains	(46.1)	41.6
Reclassification adjustments for gains realized in net income	(20.4)	(17.6)
Income tax benefit (expense)	23.3	(8.3)
Total net unrealized holding (losses) gains on investments	(43.2)	15.7
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	—	(1.6)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.1)	(4.1)
Net actuarial loss	8.6	5.4
Income tax expense	(1.6)	—
Total net unrecognized benefit plan obligations	2.9	(0.3)
Other comprehensive (loss) income	(40.3)	15.4
Comprehensive income	$7.8	$57.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2015	2014
Cash flows from operating activities:
Net income	$48.1	$42.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	10.8	6.6
Share-based compensation	5.1	2.7
Net realized gains on investments	(20.0)	(17.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(7.5)	(12.6)
Accrued investment income and other assets	(4.5)	0.7
Postretirement and pension benefits	(5.8)	(8.0)
Other liabilities and due to/from affiliates, net	(63.5)	(11.1)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.2	(1.3)
Losses and loss expenses payable	38.3	1.4
Unearned premiums	25.1	37.8
Excess tax benefits on share-based awards	0.1	—
Federal income taxes	17.6	1.0
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	63.5	—
Net cash provided by operating activities	108.5	41.6
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(459.8)	(325.8)
Purchases of equity securities available-for-sale	(131.8)	(95.7)
Purchases of other invested assets	(6.5)	(1.5)
Maturities, calls and pay downs of fixed maturities available-for-sale	203.4	180.8
Sales of fixed maturities available-for-sale	142.7	135.4
Sales of equity securities available-for-sale	117.4	76.6
Sales of other invested assets available-for-sale	0.5	0.5
Net additions of property and equipment	(0.1)	—
Net cash used in investing activities	(134.2)	(29.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	2.9	2.4
Payments to acquire treasury stock	(0.3)	(0.1)
Payment of dividends	(12.3)	(12.3)
Net cash used in financing activities	(9.7)	(10.0)
Net decrease in cash and cash equivalents	(35.4)	1.9
Cash and cash equivalents at beginning of period	86.3	80.3
Cash and cash equivalents at end of period	$50.9	$82.2
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.5, respectively)	$3.9	$3.9
Federal income taxes paid	$2.4	$1.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2015 and December 31, 2014:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$235.0	$7.8	$(1.7)	$241.1
Obligations of states and political subdivisions	840.6	20.8	(4.3)	857.1
Corporate securities	409.0	8.4	(5.7)	411.7
U.S. government agencies mortgage-backed securities	454.3	16.9	(1.5)	469.7
Total fixed maturities	1,938.9	53.9	(13.2)	1,979.6
Equity securities:
Large-cap securities	213.0	27.0	(9.1)	230.9
Small-cap securities	53.1	14.3	(0.3)	67.1
Total equity securities	266.1	41.3	(9.4)	298.0
Other invested assets	56.6	26.2	—	82.8
Total available-for-sale securities	$2,261.6	$121.4	$(22.6)	$2,360.4

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	$(1.5)	$309.3
Obligations of states and political subdivisions	742.5	27.4	(0.4)	769.5
Corporate securities	333.4	10.2	(3.0)	340.6
U.S. government agencies mortgage-backed securities	458.7	15.6	(1.8)	472.5
Total fixed maturities	1,831.3	67.3	(6.7)	1,891.9
Equity securities:
Large-cap securities	185.5	57.3	(0.6)	242.2
Small-cap securities	50.0	18.2	—	68.2
Total equity securities	235.5	75.5	(0.6)	310.4
Other invested assets	50.5	29.8	—	80.3
Total available-for-sale securities	$2,117.3	$172.6	$(7.3)	$2,282.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$62.8	$(1.1)	12	$18.7	$(0.6)	4	$81.5	$(1.7)	16
Obligations of states and political subdivisions	195.1	(4.3)	27	—	—	—	195.1	(4.3)	27
Corporate securities	70.3	(4.3)	12	49.6	(1.4)	9	119.9	(5.7)	21
U.S. government agencies mortgage-backed securities	60.1	(0.9)	7	34.2	(0.6)	13	94.3	(1.5)	20
Total fixed maturities	388.3	(10.6)	58	102.5	(2.6)	26	490.8	(13.2)	84
Equity securities:
Large-cap equity securities	91.7	(9.1)	35	—	—	—	91.7	(9.1)	35
Small-cap equity securities	4.3	(0.3)	1	—	—	—	4.3	(0.3)	1
Total equity securities	96.0	(9.4)	36	—	—	—	96.0	(9.4)	36
Total temporarily impaired securities	$484.3	$(20.0)	94	$102.5	$(2.6)	26	$586.8	$(22.6)	120

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.3)	4	$52.0	$(1.2)	17	$71.9	$(1.5)	21
Obligations of states and political subdivisions	6.1	—	5	30.9	(0.4)	9	37.0	(0.4)	14
Corporate securities	43.5	(0.9)	8	56.1	(2.1)	11	99.6	(3.0)	19
U.S. government agencies mortgage-backed securities	44.0	(0.3)	8	37.5	(1.5)	13	81.5	(1.8)	21
Total fixed maturities	113.5	(1.5)	25	176.5	(5.2)	50	290.0	(6.7)	75
Large-cap equity securities	7.2	(0.6)	2	—	—	—	7.2	(0.6)	2
Total temporarily impaired securities	$120.7	$(2.1)	27	$176.5	$(5.2)	50	$297.2	$(7.3)	77

The Company reviewed its investments at September 30, 2015, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Equity securities:
Large-cap securities	$—	$—	$—	$(0.3)
Small-cap securities	(3.5)	(1.1)	(4.8)	(2.0)
Total other-than-temporary impairments	$(3.5)	$(1.1)	$(4.8)	$(2.3)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$34.1	$34.5
Due after 1 year through 5 years	427.7	439.2
Due after 5 years through 10 years	288.1	294.4
Due after 10 years	734.7	741.8
U.S. government agencies mortgage-backed securities	454.3	469.7
Total	$1,938.9	$1,979.6

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2015, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $8.9 million and $8.8 million were on deposit with insurance regulators as required by law at September 30, 2015 and December 31, 2014, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Fixed maturities	$16.1	$16.1	$46.4	$49.4
Equity securities	1.4	1.6	4.7	4.7
Cash and cash equivalents, and other	1.6	1.7	4.3	4.4
Investment income	19.1	19.4	55.4	58.5
Investment expenses	0.4	0.5	1.5	1.5
Net investment income	$18.7	$18.9	$53.9	$57.0

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $260.6 million and $212.5 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Realized gains:
Fixed maturities	$2.9	$0.1	$4.4	$2.6
Equity securities	11.8	3.2	21.8	17.9
Other invested assets	—	—	0.1	0.1
Total realized gains	14.7	3.3	26.3	20.6
Realized losses:
Equity securities:
Sales	(0.4)	(0.6)	(1.1)	(0.7)
OTTI	(3.5)	(1.1)	(4.8)	(2.3)
Total realized losses	(3.9)	(1.7)	(5.9)	(3.0)
Net realized gains on investments	$10.8	$1.6	$20.4	$17.6
Change in unrealized holding gains, net of tax:
Fixed maturities	$8.7	$(8.6)	$(19.9)	$25.4
Equity securities	(35.5)	(4.7)	(43.0)	(3.0)
Other invested assets	(8.5)	(4.6)	(3.6)	1.6
Deferred federal income tax liability	12.4	6.2	23.3	(8.4)
Valuation allowance	—	(6.8)	—	0.1
Change in net unrealized holding gains, net of tax	$(22.9)	$(18.5)	$(43.2)	$15.7

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2015 and December 31, 2014, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2015 and 2014.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $74.9 million and $72.9 million at September 30, 2015 and December 31, 2014, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2015 and December 31, 2014:

($ millions)	Total	Level 1	Level 2	Level 3
September 30, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$241.1	$—	$241.1	$—
Obligations of states and political subdivisions	857.1	—	857.1	—
Corporate securities	411.7	—	408.1	3.6
U.S. government agencies mortgage-backed securities	469.7	—	469.7	—
Total fixed maturities	1,979.6	—	1,976.0	3.6
Equity securities:
Large-cap securities	230.9	230.9	—	—
Small-cap securities	67.1	67.1	—	—
Total equity securities	298.0	298.0	—	—
Other invested assets	82.8	7.9	74.9	—
Total available-for-sale investments	$2,360.4	$305.9	$2,050.9	$3.6

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$309.3	$—	$309.3	$—
Obligations of states and political subdivisions	769.5	—	769.5	—
Corporate securities	340.6	—	331.2	9.4
U.S. government agencies mortgage-backed securities	472.5	—	472.5	—
Total fixed maturities	1,891.9	—	1,882.5	9.4
Equity securities:
Large-cap securities	242.2	242.2	—	—
Small-cap securities	68.2	68.2	—	—
Total equity securities	310.4	310.4	—	—
Other invested assets	80.3	7.4	72.9	—
Total available-for-sale investments	$2,282.6	$317.8	$1,955.4	$9.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2015 and the year ended December 31, 2014, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	0.2
Total unrealized losses – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2015	$3.5
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	(0.1)
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2015	$3.5
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2015	$3.6

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	0.2
Purchases	0.3
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2014	$9.4

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati ("FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2015 was $4.8 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$76.2	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	September 30, 2015			December 31, 2014
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$85.8	5.03%	$85.3	$86.4	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.53%	15.5	15.5	4.44%
Total notes payable	$100.8	$101.3		$100.8	$101.9

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Premiums earned:
Assumed from external insurers and reinsurers	$1.1	$1.2	$3.2	$3.3
Assumed under Pooling Arrangement	319.7	270.2	946.5	801.0
Ceded to external insurers and reinsurers	(8.7)	(6.5)	(26.1)	(18.5)
Ceded under Pooling Arrangement	(207.5)	(215.2)	(626.0)	(647.4)
Net assumed premiums earned	$104.6	$49.7	$297.6	$138.4
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.8	$0.8	$2.2	$2.3
Assumed under Pooling Arrangement	207.8	185.2	628.1	548.9
Ceded to external insurers and reinsurers	(1.2)	(2.7)	(3.6)	(6.4)
Ceded under Pooling Arrangement	(140.4)	(131.6)	(427.2)	(417.3)
Net assumed losses and loss expenses incurred	$67.0	$51.7	$199.5	$127.5

5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
Amount at statutory rate	$10.5	35.0%	$4.6	35.0%	$23.3	35.0%	$15.4	35.0%
Tax-exempt interest and dividends received deduction	(2.1)	(7.0)	(2.1)	(16.2)	(6.6)	(9.9)	(6.3)	(14.4)
Other, net	0.8	2.8	0.1	0.3	1.7	2.6	1.0	2.3
Valuation allowance	—	—	(1.4)	(10.1)	—	—	(8.2)	(18.6)
Federal income tax expense and effective rate	$9.2	30.8%	$1.2	9.0%	$18.4	27.7%	$1.9	4.3%

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.0	$1.3	$—	$—	$5.9	$3.9	$—	$—
Interest cost	2.8	2.8	0.3	0.3	8.5	8.4	0.7	0.8
Expected return on plan assets	(3.5)	(3.2)	—	—	(10.4)	(9.5)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.3)	—	—	(4.1)	(4.1)
Net actuarial loss	2.7	1.4	0.1	0.2	8.2	4.9	0.4	0.5
Net periodic cost (benefit)	$4.0	$2.3	$(0.9)	$(0.8)	$12.2	$7.7	$(3.0)	$(2.8)

The Company contributed $13.0 million to its pension plan for the nine months ended September 30, 2015.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2015	$89.7	$(36.3)	$53.4

Other comprehensive income before reclassifications	(15.8)	—	(15.8)
Amounts reclassified from AOCI (a)	(7.1)	0.9	(6.2)
Net current period other comprehensive (loss) income	(22.9)	0.9	(22.0)
Ending balance at September 30, 2015	$66.8	$(35.4)	$31.4

Beginning balance at July 1, 2014	$118.8	$(4.4)	$114.4

Other comprehensive income before reclassifications	(16.9)	—	(16.9)
Amounts reclassified from AOCI (a)	(1.6)	0.3	(1.3)
Net current period other comprehensive (loss) income	(18.5)	0.3	(18.2)
Ending balance at September 30, 2014	$100.3	$(4.1)	$96.2

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive income before reclassifications	(29.9)	—	(29.9)
Amounts reclassified from AOCI (a)	(13.3)	2.9	(10.4)
Net current period other comprehensive (loss) income	(43.2)	2.9	(40.3)
Ending balance at September 30, 2015	$66.8	$(35.4)	$31.4

Beginning balance at January 1, 2014	$84.6	$(3.8)	$80.8

Other comprehensive income before reclassifications	33.3	(1.6)	31.7
Amounts reclassified from AOCI (a)	(17.6)	1.3	(16.3)
Net current period other comprehensive income (loss)	15.7	(0.3)	15.4
Ending balance at September 30, 2014	$100.3	$(4.1)	$96.2

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2015 and 2014:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2015	2014
Unrealized gains on available for sale securities	$10.8	$1.6	Realized gain on sale of securities
	10.8	1.6	Total before tax
	(3.7)	—	Tax expense
	7.1	1.6	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.3	1.3	(a)
Net actuarial loss	(2.8)	(1.6)	(a)
	(1.5)	(0.3)	Total before tax
	0.6	—	Tax benefit
	(0.9)	(0.3)	Net of tax
Total reclassifications for the period	$6.2	$1.3

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2015	2014
Unrealized gains on available for sale securities	$20.4	$17.6	Realized gain on sale of securities
	20.4	17.6	Total before tax
	(7.1)	—	Tax expense
	13.3	17.6	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.1	4.1	(a)
Net actuarial loss	(8.6)	(5.4)	(a)
	(4.5)	(1.3)	Total before tax
	1.6	—	Tax benefit
	(2.9)	(1.3)	Net of tax
Total reclassifications for the period	$10.4	$16.3

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Numerator:
Net income for basic earnings per common share	$20.7	$11.9	$48.1	$42.0
Denominator:
Weighted average shares for basic net earnings per common share	41.1	40.9	41.1	40.8
Effect of dilutive share-based awards	0.8	0.6	0.4	0.4
Adjusted weighted average shares for diluted net earnings per common share	41.9	41.5	41.5	41.2

Basic net earnings per common share	$0.50	$0.29	$1.17	$1.03
Diluted net earnings per common share	$0.50	$0.28	$1.16	$1.02

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2015 and 2014.

(shares in millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Total number of antidilutive options and awards	1.1	1.5	1.7	1.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Revenue from external sources:
Insurance segments
Personal insurance	$147.2	$112.3	$445.4	$340.3
Business insurance	96.8	96.0	289.4	285.4
Specialty insurance	75.7	61.9	211.7	175.3
Total insurance segments	319.7	270.2	946.5	801.0
Investment operations segment
Net investment income	18.7	18.9	53.9	57.0
Net realized capital gains	10.8	1.6	20.4	17.6
Total investment operations segment	29.5	20.5	74.3	74.6
All other	0.5	0.6	1.2	1.4
Total revenue from external sources	349.7	291.3	1,022.0	877.0
Intersegment revenue	1.4	1.3	4.2	3.9
Total revenue	351.1	292.6	1,026.2	880.9
Reconciling items:
Eliminate intersegment revenues	(1.4)	(1.3)	(4.2)	(3.9)
Total consolidated revenues	$349.7	$291.3	$1,022.0	$877.0
Segment income before federal income tax:
Insurance segments SAP underwriting income (loss)
Personal insurance	$6.9	$4.5	$14.1	$(0.1)
Business insurance	(6.8)	(3.3)	(23.0)	(18.6)
Specialty insurance	1.2	(11.4)	(0.6)	(24.1)
Total insurance segments	1.3	(10.2)	(9.5)	(42.8)
Investment operations segment
Net investment income	18.7	18.9	53.9	57.0
Net realized capital gains	10.8	1.6	20.4	17.6
Total investment operations segment	29.5	20.5	74.3	74.6
All other	0.1	—	(0.2)	—
Total segment income before tax expense	30.9	10.3	64.6	31.8
Reconciling items:
GAAP expense adjustments	0.9	4.2	8.6	18.4
Interest expense on corporate debt	(1.3)	(1.4)	(4.0)	(4.0)
Corporate expenses	(0.6)	—	(2.7)	(2.3)
Total reconciling items	(1.0)	2.8	1.9	12.1
Total consolidated income before federal income tax expense	$29.9	$13.1	$66.5	$43.9

Investable assets attributable to the Company’s investment operations segment totaled $2,486.6 million and $2,444.2 million at September 30, 2015 and December 31, 2014, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2015 and December 31, 2014, and for the consolidated statements of income for the three and nine month periods ended September 30, 2015 and 2014. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three and nine months ended September 30, 2015 was $29.9 million and $66.5 million, respectively, compared to pre-tax income of $13.1 million and $43.9 million, respectively, for the same 2014 periods. Our pre-tax income for the three and nine months ended September 30, 2014 was impacted by reserve strengthening of $13.8 million and $25.4 million, respectively, for terminated RED programs. Excluding the impact of terminated RED programs and the impact of the expired HO QS Arrangement for the three and nine months ended September 30, 2014, our pre-tax income for the three and nine months ended September 30, 2015 decreased when compared to the same pro-forma 2014 periods. For both the three and nine month periods, the decrease was primarily due to an increase in non-catastrophe losses in personal and commercial auto and E&S casualty. For the three months ended September 30, 2015 we reported net realized gains on investments of $10.8 million compared to $1.6 million for the same 2014 period.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2015 and 2014:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2015	2014	2015	2014
Total revenues	$349.7	$291.3	$1,022.0	877.0
Net income	$20.7	$11.9	$48.1	42.0
Basic earnings per share	$0.50	$0.29	$1.17	1.03
Diluted earnings per share	$0.50	$0.28	$1.16	1.02
Stockholders’ equity	$875.3	$834.5
Return on average equity (LTM)	13.3%	7.5%
Book value per share	$21.28	$20.41
Debt to capital ratio	10.3%	10.8%
Cat loss and ALAE ratio	2.1%	0.9%	4.9%	3.7%
Non-cat loss and LAE ratio	62.8%	67.3%	61.4%	64.5%
Loss and LAE ratio	64.9%	68.2%	66.3%	68.2%
Expense ratio	34.2%	33.8%	33.7%	34.6%
Combined ratio	99.1%	102.0%	100.0%	102.8%
Premium written growth	17.1%	6.6%	15.9%	3.6%
Investment yield	3.2%	3.5%	3.2%	3.5%

SAP Basis:
Cat loss and ALAE ratio	2.1%	0.9%	4.9%	3.7%
Non-cat loss and ALAE ratio	56.8%	60.9%	55.1%	58.4%
ULAE ratio	6.1%	6.7%	6.4%	6.4%
Loss and LAE ratio	65.0%	68.5%	66.4%	68.5%
Expense ratio	34.1%	34.4%	33.8%	35.2%
Combined ratio	99.1%	102.9%	100.2%	103.7%

($ millions)	Twelve months ended September 30
	2015	2014
Net premiums written to surplus	1.7	1.4

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on an as reported and pro forma GAAP basis, certain of our key performance indicators before and after the impact of our HO QS Arrangement cession for the three and nine months ended September 30, 2014:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on an as reported and pro forma SAP basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2014:
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
 Use of Non-GAAP Financial Measures
In discussing the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” In the personal insurance segment, these pro forma amounts or percentages exclude the impact of the expired HO QS Arrangement cession for the three and nine months ended September 30, 2014. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three and nine months ended September 30, 2014, and (b) perform a meaningful comparison of our results of operations for the three and nine months ended September 30, 2015 and 2014. We have also included Reconciliation Tables 1 - 8, Tables 1 - 9, and a table in the footnote on page 34 for readers to better understand the use and calculation of these non-GAAP financial measures.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended
	September 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$152.4		$97.4		$74.7		$324.5

Earned premiums	147.2		96.8		75.7		319.7
Cat loss and ALAE	5.7	3.9	1.1	1.1	—	0.1	6.8	2.1
Non-cat loss and ALAE	78.7	53.5	56.9	58.8	45.8	60.3	181.4	56.8
ULAE	10.7	7.2	5.3	5.5	3.6	4.8	19.6	6.1
Underwriting expenses	45.2	29.7	40.3	41.4	25.1	33.6	110.6	34.1
SAP underwriting gain (loss) and SAP combined ratio	$6.9	94.3	$(6.8)	106.8	$1.2	98.8	$1.3	99.1

($ millions)	Three months ended
	September 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$113.1		$96.1		$67.8		$277.0

Earned premiums	112.3		96.0		61.9		270.2
Cat loss and ALAE	0.6	0.6	1.8	1.9	—	(0.1)	2.4	0.9
Non-cat loss and ALAE	64.9	57.7	53.2	55.4	46.4	75.1	164.5	60.9
ULAE	11.2	9.9	4.9	5.2	2.2	3.4	18.3	6.7
Underwriting expenses	31.1	27.5	39.4	41.1	24.7	36.4	95.2	34.4
SAP underwriting gain (loss) and SAP combined ratio	$4.5	95.7	$(3.3)	103.6	$(11.4)	114.8	$(10.2)	102.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended
	September 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$445.4		$297.8		$227.6		$970.8

Earned premiums	445.4		289.4		211.7		946.5
Cat loss and ALAE	33.2	7.5	13.4	4.6	0.2	0.1	46.8	4.9
Non-cat loss and ALAE	233.8	52.5	164.5	56.9	123.0	58.1	521.3	55.1
ULAE	34.7	7.7	15.9	5.5	9.4	4.4	60.0	6.4
Underwriting expenses	129.6	29.1	118.6	39.8	79.7	35.0	327.9	33.8
SAP underwriting gain (loss) and SAP combined ratio	$14.1	96.8	$(23.0)	106.8	$(0.6)	97.6	$(9.5)	100.2

($ millions)	Nine months ended
	September 30, 2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$339.0		$297.7		$200.8		$837.5

Earned premiums	340.3		285.4		175.3		801.0
Cat loss and ALAE	13.0	3.8	15.2	5.3	1.7	1.0	29.9	3.7
Non-cat loss and ALAE	194.6	57.2	156.1	54.7	116.7	66.6	467.4	58.4
ULAE	32.5	9.6	13.5	4.7	5.7	3.2	51.7	6.4
Underwriting expenses	100.3	29.6	119.2	40.1	75.3	37.5	294.8	35.2
SAP underwriting loss and SAP combined ratio	$(0.1)	100.2	$(18.6)	104.8	$(24.1)	108.3	$(42.8)	103.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2015 and 2014:
Table 1

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Personal insurance segment:	2015	2014	% Change	2015	2014	% Change
Personal auto	$85.4	$89.8	(4.9)	$254.1	$271.3	(6.3)
Homeowners	59.3	15.9	273.0	166.6	44.7	272.7
Other personal	7.7	7.4	4.1	24.7	23.0	7.4
Total personal	$152.4	$113.1	34.7	$445.4	$339.0	31.4

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2015 and 2014:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal insurance segment:
Personal auto	$84.2	$0.7	$55.2	$55.9	0.9	65.5	66.4
Homeowners	55.0	4.5	19.4	23.9	8.3	35.3	43.6
Other personal	8.0	0.5	4.1	4.6	5.4	52.1	57.5
Total personal	147.2	5.7	78.7	84.4	3.9	53.5	57.4
ULAE	—	—	—	10.7	—	—	7.2
Total Loss and LAE	$147.2	$5.7	$78.7	$95.1	3.9	53.5	64.6

2014
Personal insurance segment:
Personal auto	$90.2	$1.0	$56.2	$57.2	1.1	62.4	63.5
Homeowners	14.6	0.1	5.9	6.0	1.3	39.5	40.8
Other personal	7.5	(0.5)	2.8	2.3	(7.0)	36.7	29.7
Total personal	112.3	0.6	64.9	65.5	0.6	57.7	58.3
ULAE	—	—	—	11.2	—	—	9.9
Total Loss and LAE	$112.3	$0.6	$64.9	$76.7	0.6	57.7	68.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal insurance segment:
Personal auto	$255.2	$4.4	$166.7	$171.1	1.7	65.3	67.0
Homeowners	166.1	26.9	59.5	86.4	16.2	35.8	52.0
Other personal	24.1	1.9	7.6	9.5	7.8	31.8	39.6
Total personal	445.4	33.2	233.8	267.0	7.5	52.5	60.0
ULAE	—	—	—	34.7	—	—	7.7
Total Loss and LAE	$445.4	$33.2	$233.8	$301.7	7.5	52.5	67.7

2014
Personal insurance segment:
Personal auto	$274.0	$6.2	$168.3	$174.5	2.3	61.4	63.7
Homeowners	44.0	5.5	17.3	22.8	12.6	39.2	51.8
Other personal	22.3	1.3	9.0	10.3	5.7	40.1	45.8
Total personal	340.3	13.0	194.6	207.6	3.8	57.2	61.0
ULAE	—	—	—	32.5	—	—	9.6
Total Loss and LAE	$340.3	$13.0	$194.6	$240.1	3.8	57.2	70.6

The personal insurance segment's net written premiums for the three and nine months ended September 30, 2015 increased 34.7% and 31.4%, respectively, compared to the same 2014 periods (Table 1). Net written premiums for the three and nine months ended September 30, 2014 included the cession of premiums under the expired HO QS Arrangement. Excluding the impact of the expired HO QS Arrangement, net written premiums decreased 4.9%(1) and 5.8%(1) for the three and nine months ended September 30, 2015, respectively, compared to the same 2014 periods. For the quarter ended September 30, 2015, personal auto and homeowners new business counts were flat and up modestly, respectively, when compared to the same 2014 period. For the nine months ended September 30, 2015, new business policy counts were lower when compared to the same 2014 period. Production continues to be impacted by Company actions to improve profitability.

(1)
For the three and nine months ended September 30, 2015 and 2014, respectively, the following table sets forth the reconciliation of as reported net written premiums to 2014 pro forma net written premiums after excluding the impact of the net written premium cession under the expired HO QS Arrangement:

($ millions)	Three months ended September 30			Nine months ended September 30
	2015	2014	% Change	2015	2014	% Change
Net written premiums:
Personal insurance segment	$152.4	$113.1	34.7	$445.4	$339.0	31.4
HO QS cession	—	47.1	(100.0)	—	133.6	(100.0)
Pro forma net written premiums	$152.4	$160.2	(4.9)	$445.4	$472.6	(5.8)

Third quarter 2015 production reflects our "Start-up Discount", which is now offered in 25 states and is available to insureds who currently have policies with one of our competitors in order to entice them to purchase a State Auto policy. During the third quarter 2015, we began the development of a new underwriting, rating and policy issuance system which, in conjunction with organization and process changes, is expected to improve customer experience, driving new business growth and higher renewal rates.
The personal insurance segment’s as reported SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015 were 53.5% and 52.5% (Tables 2 - 3), respectively, compared to pro forma SAP non-catastrophe loss and ALAE ratios of 52.4% and 53.0% for the same 2014 periods (Reconciliation Tables 7 - 8). The personal auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015 increased 3.1 points and 3.9 points,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

respectively, when compared to the same 2014 periods (Tables 2 - 3), primarily attributable to increased bodily injury severity trends which have resulted in higher ultimate loss and LAE estimates in both the current and prior accident years. The increases were partially offset by decreases in the homeowners SAP non-catastrophe loss and ALAE ratios of 3.6 points and 5.7 points, respectively (Tables 2 - 3 and Reconciliation Tables 5 - 6), driven by improvement in the current accident year.
The following tables set forth, on an as reported and pro forma SAP basis, certain of our key performance indicators for the homeowners’ line of business and the personal insurance segment before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2014:
Reconciliation Tables 5 - 6

($ millions)	SAP HO QS Arrangement Cession - Homeowners
Three months ended September 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$15.9	$47.1	$63.0

Earned premiums	14.6	43.9	58.5
Losses and ALAE incurred:
Cat loss and ALAE	0.1	1.2	1.3
Non-cat loss and ALAE	5.9	17.0	22.9
Total Loss and ALAE incurred	$6.0	$18.2	$24.2

Cat loss and ALAE ratio	1.3%	2.8%	2.4%
Non-cat loss and ALAE ratio	39.5%	38.7%	38.9%
Total Loss and ALAE ratio	40.8%	41.5%	41.3%

($ millions)	SAP HO QS Arrangement Cession - Homeowners
Nine months ended September 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$44.7	$133.6	$178.3

Earned premiums	44.0	132.2	176.2
Losses and ALAE incurred:
Cat loss and ALAE	5.5	19.2	24.7
Non-cat loss and ALAE	17.3	55.8	73.1
Total Loss and ALAE incurred	$22.8	$75.0	$97.8

Cat loss and ALAE ratio	12.6%	14.5%	14.0%
Non-cat loss and ALAE ratio	39.2%	42.3%	41.5%
Total Loss and ALAE ratio	51.8%	56.8%	55.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Tables 7 - 8

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance Segment
Three months ended September 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$113.1	$47.1	$160.2

Earned premiums	112.3	43.9	156.2
Losses and ALAE incurred:
Cat loss and ALAE	0.6	1.2	1.8
Non-cat loss and ALAE	64.9	17.0	81.9
Total Loss and ALAE incurred	$65.5	$18.2	$83.7

Cat loss and ALAE ratio	0.6%	2.8%	1.2%
Non-cat loss and ALAE ratio	57.7%	38.7%	52.4%
Total Loss and ALAE ratio	58.3%	41.5%	53.6%

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance Segment
Nine months ended September 30, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$339.0	$133.6	$472.6

Earned premiums	340.3	132.2	472.5
Losses and ALAE incurred:
Cat loss and ALAE	13.0	19.2	32.2
Non-cat loss and ALAE	194.6	55.8	250.4
Total Loss and ALAE incurred	$207.6	$75.0	$282.6

Cat loss and ALAE ratio	3.8%	14.5%	6.8%
Non-cat loss and ALAE ratio	57.2%	42.3%	53.0%
Total Loss and ALAE ratio	61.0%	56.8%	59.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and nine months ended September 30, 2015 and 2014:
Table 4

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Business insurance segment:	2015	2014	% Change	2015	2014	% Change
Commercial auto	$26.6	$25.4	4.7	$79.6	$78.5	1.4
Commercial multi-peril	30.4	30.7	(1.0)	91.4	92.4	(1.1)
Fire & allied lines	19.0	19.5	(2.6)	56.1	58.1	(3.4)
Other & product liability	17.2	16.1	6.8	57.7	54.9	5.1
Other commercial	4.2	4.4	(4.5)	13.0	13.8	(5.8)
Total business	$97.4	$96.1	1.4	$297.8	$297.7	—

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2015 and 2014:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Business insurance segment:
Commercial auto	$25.6	$0.1	$22.2	$22.3	0.2	87.1	87.3
Commercial multi-peril	29.9	1.4	21.3	22.7	4.7	71.3	76.0
Fire & allied lines	18.7	(0.4)	2.2	1.8	(1.8)	11.2	9.4
Other & product liability	18.4	—	9.8	9.8	(0.1)	53.3	53.2
Other commercial	4.2	—	1.4	1.4	(0.3)	32.6	32.3
Total business	96.8	1.1	56.9	58.0	1.1	58.8	59.9
ULAE	—	—	—	5.3	—	—	5.5
Total Loss and LAE	$96.8	$1.1	$56.9	$63.3	1.1	58.8	65.4

2014
Business insurance segment:
Commercial auto	$24.8	$0.4	$14.7	$15.1	1.6	59.3	60.9
Commercial multi-peril	29.8	0.3	20.8	21.1	1.3	69.3	70.6
Fire & allied lines	19.4	1.0	5.9	6.9	5.1	30.7	35.8
Other & product liability	17.6	—	10.0	10.0	—	57.0	57.0
Other commercial	4.4	0.1	1.8	1.9	1.5	42.5	44.0
Total business	96.0	1.8	53.2	55.0	1.9	55.4	57.3
ULAE	—	—	—	4.9	—	—	5.2
Total Loss and LAE	$96.0	$1.8	$53.2	$59.9	1.9	55.4	62.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Business insurance segment:
Commercial auto	$76.1	$0.4	$56.7	$57.1	0.5	74.6	75.1
Commercial multi-peril	89.8	6.6	53.7	60.3	7.3	59.9	67.2
Fire & allied lines	56.2	6.4	20.2	26.6	11.4	35.8	47.2
Other & product liability	54.5	—	30.1	30.1	—	55.2	55.2
Other commercial	12.8	—	3.8	3.8	0.1	30.0	30.1
Total business	289.4	13.4	164.5	177.9	4.6	56.9	61.5
ULAE	—	—	—	15.9	—	—	5.5
Total Loss and LAE	$289.4	$13.4	$164.5	$193.8	4.6	56.9	67.0

2014
Business insurance segment:
Commercial auto	$73.3	$0.9	$40.5	$41.4	1.2	55.3	56.5
Commercial multi-peril	87.9	5.7	55.8	61.5	6.5	63.4	69.9
Fire & allied lines	58.3	8.6	29.0	37.6	14.7	49.8	64.5
Other & product liability	52.7	—	26.2	26.2	—	49.8	49.8
Other commercial	13.2	—	4.6	4.6	(0.3)	35.3	35.0
Total business	285.4	15.2	156.1	171.3	5.3	54.7	60.0
ULAE	—	—	—	13.5	—	—	4.7
Total Loss and LAE	$285.4	$15.2	$156.1	$184.8	5.3	54.7	64.7

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2015 were flat when compared to the same 2014 periods (Table 4).
The business insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015 increased 3.4 points and 2.2 points, respectively, when compared to the same 2014 periods (Tables 5 - 6), primarily driven by commercial auto. For the three and nine months ended September 30, 2015, the commercial auto SAP non-catastrophe loss and ALAE ratios increased 27.8 points and 19.3 points, respectively, primarily due to an increase in the frequency and severity of loss trends in third party liability coverages when compared to the same 2014 periods (Tables 5 - 6). The elevated severity trends contributed to adverse development of prior accident year losses during the nine months ended September 30, 2015 compared to favorable development for the same 2014 period. The 5.4 point nine month increase in other & product liability was primarily due to less favorable development of prior accident year losses and an increase in the severity of losses during the current accident year when compared to the same 2014 period.
Partially offsetting the above increases were improvements of 19.5 points and 14.0 points, respectively, in the fire & allied lines SAP non-catastrophe loss and ALAE ratios when compared to the same 2014 periods (Tables 5 - 6), driven by fewer and less severe losses during the third quarter 2015, and an elevated level of large fire losses during the first six months of 2014 as well as the extreme cold weather during the first quarter of 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and nine months ended September 30, 2015 and 2014.
Table 7

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Specialty insurance segment:	2015	2014	% Change	2015	2014	% Change
E&S property	$4.8	$6.2	(22.6)	$26.5	$32.0	(17.2)
E&S casualty	19.4	17.8	9.0	47.4	43.8	8.2
Programs	25.7	21.5	19.5	82.9	61.2	35.5
Workers’ compensation	24.8	22.3	11.2	70.8	63.8	11.0
Total specialty	$74.7	$67.8	10.2	$227.6	$200.8	13.3

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2015 and 2014:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Specialty insurance segment:
E&S property	$9.0	$—	$0.3	$0.3	0.4	2.1	2.5
E&S casualty	17.5	—	12.3	12.3	—	70.1	70.1
Programs	26.8	—	19.6	19.6	0.2	73.1	73.3
Workers’ compensation	22.4	—	13.6	13.6	—	60.6	60.6
Total specialty	75.7	—	45.8	45.8	0.1	60.3	60.4
ULAE	—	—	—	3.6	—	—	4.8
Total Loss and LAE	$75.7	$—	$45.8	$49.4	0.1	60.3	65.2

2014
Specialty insurance segment:
E&S property	$9.9	$—	$1.9	$1.9	(0.8)	20.4	19.6
E&S casualty	12.7	—	6.1	6.1	—	47.5	47.5
Programs	19.1	—	26.2	26.2	—	137.6	137.6
Workers’ compensation	20.2	—	12.2	12.2	—	60.4	60.4
Total specialty	61.9	—	46.4	46.4	(0.1)	75.1	75.0
ULAE	—	—	—	2.2	—	—	3.4
Total Loss and LAE	$61.9	$—	$46.4	$48.6	(0.1)	75.1	78.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Specialty insurance segment:
E&S property	$28.6	$0.1	$2.8	$2.9	0.3	9.7	10.0
E&S casualty	43.5	—	28.4	28.4	—	65.2	65.2
Programs	73.7	0.1	52.1	52.2	0.1	70.8	70.9
Workers’ compensation	65.9	—	39.7	39.7	—	60.2	60.2
Total specialty	211.7	0.2	123.0	123.2	0.1	58.1	58.2
ULAE	—	—	—	9.4	—	—	4.4
Total Loss and LAE	$211.7	$0.2	$123.0	$132.6	0.1	58.1	62.6

2014
Specialty insurance segment:
E&S property	$28.6	$1.7	$3.6	$5.3	5.7	12.9	18.6
E&S casualty	34.3	—	16.3	16.3	—	47.4	47.4
Programs	55.3	—	61.7	61.7	—	111.7	111.7
Workers’ compensation	57.1	—	35.1	35.1	—	61.5	61.5
Total specialty	175.3	1.7	116.7	118.4	1.0	66.6	67.6
ULAE	—	—	—	5.7	—	—	3.2
Total Loss and LAE	$175.3	$1.7	$116.7	$124.1	1.0	66.6	70.8

Net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2015 increased 10.2% and 13.3%, respectively, compared to the same 2014 periods (Table 7). The year over year increase was driven by (i) the Partners General Agency acquisition in the second quarter of 2014, (ii) growth in mono-line workers' compensation business, and (iii) new programs added during the second half of 2014. Also impacting the quarter over quarter comparison was the addition of a new distribution team during the first quarter of 2015 and growth in general liability and umbrella policies in the E&S casualty unit. Partially offsetting the quarter and year to date 2015 growth were declines in E&S property due to continued intense competition within the catastrophe-exposed property marketplace, which has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015 improved 14.8 points and 8.5 points, respectively, when compared to the same 2014 periods (Tables 8 - 9). The SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2014 reflect RED reserve strengthening, which added 22.3 points and 14.5 points, respectively. Absent RED reserve strengthening in the third quarter of 2014, the increase in the SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015, when compared to the same 2014 periods, was primarily attributable to (i) a shift in the business mix in the E&S casualty unit attributable to the Partners General Agency acquisition in the second quarter of 2014 and (ii) adverse development of prior accident year losses within the E&S casualty and Programs units. Slightly offsetting the increase in the SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2015, when compared to the same 2014 periods, was favorable reserve development of prior accident year losses and improved results during the third quarter 2015 in the E&S property unit.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at September 30, 2015 and December 31, 2014:

($ millions)	September 30, 2015	December 31, 2014	$ Change
Personal insurance segment:
Personal auto	$171.8	$176.0	$(4.2)
Homeowners	39.6	18.2	21.4
Other personal	8.0	7.7	0.3
Total personal	219.4	201.9	17.5
Business insurance segment:
Commercial auto	91.2	79.0	12.2
Commercial multi-peril	103.7	94.2	9.5
Fire & allied lines	18.1	19.9	(1.8)
Other & product liability	156.0	154.2	1.8
Other business	2.4	2.5	(0.1)
Total business	371.4	349.8	21.6
Specialty insurance segment:
E&S property	9.7	8.3	1.4
E&S casualty	86.4	69.9	16.5
Programs	163.8	190.1	(26.3)
Workers’ compensation	163.1	153.6	9.5
Total specialty	423.0	421.9	1.1
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,013.8	$973.6	$40.2

Losses and loss expenses payable increased $40.2 million since December 31, 2014. The increase in the homeowners losses and loss expenses payable balance was attributable to fewer ceded losses and loss expenses due to the absence of the HO QS Arrangement in 2015 compared to December 31, 2014. The increase in the commercial auto losses and loss expenses payable was primarily due to strengthening prior year reserves and reflecting higher severity in our loss estimate. The increase in the E&S casualty losses and loss expenses payable was attributable to an increase in the volume of business driven by the Partners General Agency acquisition. The change in the Programs losses and loss expenses payable was primarily due to payments on outstanding RED claims during the first nine months of 2015.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 34.2% and 33.7%, respectively, for the three and nine months ended September 30, 2015 compared to 33.8% and 34.6%, respectively, for the same 2014 periods.
Excluding the impact of the HO QS Arrangement, acquisition and operating expenses for the three months ended September 30, 2015 increased slightly, including an increase in severance costs, when compared to the same 2014 period (Reconciliation Table 1). Acquisition and operating expenses for the nine months ended September 30, 2015 were flat when compared to the same 2014 period (Reconciliation Table 2).
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting almost entirely of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At September 30, 2015, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2014 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2015 and December 31, 2014:

($ millions)	September 30, 2015	% of Total	December 31, 2014	% of Total
Cash and cash equivalents	$50.9	2.1	$86.3	3.5
Fixed maturities, at fair value:
Fixed maturities	1,834.2	73.8	1,680.0	68.7
Treasury inflation-protected securities	145.4	5.8	211.9	8.7
Total fixed maturities	1,979.6	79.6	1,891.9	77.4
Notes receivable from affiliate (a)	70.0	2.8	70.0	2.9
Equity securities, at fair value:
Large-cap securities	230.9	9.3	242.2	9.9
Small-cap securities	67.1	2.7	68.2	2.8
Total equity securities	298.0	12.0	310.4	12.7
Other invested assets, at fair value:
International funds	74.9	3.0	72.9	3.0
Other invested assets	7.9	0.3	7.4	0.3
Total other invested assets, at fair value	82.8	3.3	80.3	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,486.6	100.0	$2,444.2	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$34.1	$34.5
Due after 1 year through 5 years	427.7	439.2
Due after 5 years through 10 years	288.1	294.4
Due after 10 years	734.7	741.8
U.S. government agencies mortgage-backed securities	454.3	469.7
Total	$1,938.9	$1,979.6

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 5.06 and 4.32 as of September 30, 2015 and December 31, 2014, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2015 and 2014:

($ millions)	Three months ended		Nine months ended
	September 30		September 30
	2015	2014	2015	2014
Gross investment income:
Fixed maturities	$16.1	$16.1	$46.4	$49.4
Equity securities	1.4	1.6	4.7	4.7
Other	1.6	1.7	4.3	4.4
Total gross investment income	19.1	19.4	55.4	58.5
Less: Investment expenses	0.4	0.5	1.5	1.5
Net investment income	$18.7	$18.9	$53.9	$57.0

Average invested assets (at cost)	$2,311.5	$2,158.0	$2,268.7	$2,144.1
Annualized investment yield	3.2%	3.5%	3.2%	3.5%
Annualized investment yield, after tax	2.5%	2.7%	2.4%	2.7%
Net investment income, after tax	$14.3	$14.4	$41.6	$43.4
Effective tax rate	23.7%	23.8%	22.8%	23.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and nine months ended September 30, 2015 and 2014:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.9	$73.8	$0.1	$33.6	$4.4	$142.7	$2.6	$135.4
Equity securities	11.8	76.2	3.2	9.2	21.8	111.3	17.9	71.8
Other invested assets	—	0.2	—	—	0.1	0.5	0.1	0.1
Total realized gains	14.7	150.2	3.3	42.8	26.3	254.5	20.6	207.3
Realized losses:
Equity securities:
Sales	(0.4)	1.4	(0.6)	3.0	(1.1)	6.1	(0.7)	5.3
OTTI	(3.5)	—	(1.1)	—	(4.8)	—	(2.3)	—
Total realized losses	(3.9)	1.4	(1.7)	3.0	(5.9)	6.1	(3.0)	5.3
Net realized gain on investments	$10.8	$151.6	$1.6	$45.8	$20.4	$260.6	$17.6	$212.6

During the three months September 30, 2015, management sold select large-cap equity securities to improve the portfolio's total return prospects and reduce future volatility, resulting in the recognition of $11.4 million of net realized gains. In addition, for the first nine months of 2015, equity sales were also executed for the following reasons: (i) the achievement of our price target; (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities; and (iii) in order to manage our equity holdings consistent with our investment guidelines.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2014 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2015 and 2014.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2015:

($ millions, except # of positions)	Three months ended September 30		Nine months ended September 30
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	22	$(3.5)	36	$(4.8)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2015, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2015:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$235.0	$7.8	24	$(1.7)	16	$241.1
Obligations of states and political subdivisions	840.6	20.8	221	(4.3)	27	857.1
Corporate securities	409.0	8.4	66	(5.7)	21	411.7
U.S. government agencies mortgage-backed securities	454.3	16.9	67	(1.5)	20	469.7
Total fixed maturities	1,938.9	53.9	378	(13.2)	84	1,979.6
Equity securities:
Large-cap securities	213.0	27.0	30	(9.1)	35	230.9
Small-cap securities	53.1	14.3	72	(0.3)	1	67.1
Total equity securities	266.1	41.3	102	(9.4)	36	298.0
Other invested assets	56.6	26.2	3	—	—	82.8
Total available-for-sale investments	$2,261.6	$121.4	483	$(22.6)	120	$2,360.4

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at September 30, 2015 and December 31, 2014, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2015:

($ millions)	September 30, 2015	December 31, 2014	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$40.7	$60.6	$(19.9)
Equity securities	31.9	74.9	(43.0)
Other invested assets	26.2	29.8	(3.6)
Unrealized gains	98.8	165.3	(66.5)
Net deferred federal income tax liability	(32.0)	(55.3)	23.3
Unrealized gains, net of tax	$66.8	$110.0	$(43.2)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2015 and December 31, 2014.
As of September 30, 2015, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2015 and 2014, respectively.

($ millions)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Income before federal income taxes	$29.9	$13.1	$66.5	$43.9
Current tax expense	2.7	1.2	3.3	1.9
Deferred tax expense	6.5	1.4	15.1	8.2
	9.2	2.6	18.4	10.1
Valuation allowance	—	(1.4)	—	(8.2)
Total federal income tax expense	9.2	1.2	18.4	1.9
Net income	$20.7	$11.9	$48.1	$42.0

For the three and nine months ended September 30, 2015, we recorded current federal income tax expense of $2.7 million and $3.3 million, respectively, compared to $1.2 million and $1.9 million for the same 2014 periods. The federal income tax expense for the three and nine months ended September 30, 2014 consisted of Alternative Minimum Tax (“AMT”), an alternative tax system. On a quarterly basis, we calculate AMT and, if it is greater than our federal income tax, we provide for the AMT. We had both federal income tax and AMT net operating loss ("NOL") carryforwards at September 30, 2015 and 2014. However, the Internal Revenue Code only permits a 90% offset of the AMT obligation, compared to a 100% offset of the federal income tax obligation. The disallowed utilization of the 10% portion of the AMT NOL resulted in our current federal income tax expense for the three and nine months ended September 30, 2014.
Deferred tax expense for the three and nine months ended September 30, 2015 was $6.5 million and $15.1 million, respectively, compared to $1.4 million and $8.2 million, respectively, for the same 2014 periods. The deferred tax expense for both periods was primarily attributable to the utilization of NOL carryforwards. Deferred tax expense for the three and nine months ended September 30, 2014 was offset by a change in the valuation allowance against net deferred federal income taxes.
Effective tax rates were 30.8% and 9.0% for the three months ended September 30, 2015 and 2014, respectively, and 27.7% and 4.3% for the nine months ended September 30, 2015 and 2014, respectively. See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2015.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2015 and December 31, 2014, we had $50.9 million and $86.3 million, respectively, in cash and cash equivalents, and $2,360.4 million and $2,282.6 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $8.9 million and $8.8 million of securities on deposit with insurance regulators as required by law at September 30, 2015 and December 31, 2014; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $108.5 million and $41.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities was due to the expiration of the HO QS Arrangement at December 31, 2014, which resulted in STFC receiving a return of $63.5 million of premiums. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $134.2 million and $29.7 million for the nine months ended September 30, 2015 and 2014, respectively. The change was primarily driven by the reinvestment of the premiums received from the expiration of the HO QS Arrangement.
Net cash used in financing activities was $9.7 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of September 30, 2015, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2015 and 2014 were 4.53% and 4.44%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For E&S casualty and Programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million for all primary business with policy limits issued greater than $1.0 million.  A  separate retention of $1.0 million applies to lead excess business (excess business written directly above a primary policy), and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million.  For lead excess business to be ceded to Section A the excess limits issued must be greater than $1.0 million. Under Section B, as respects non-lead excess policies, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.  Also under Section B, if we write a non-lead excess policy and also write the primary policy for the same insured, there is a separate $1.0 million retention for the primary policy. Under Section C, with respect to policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits ("ECO/XPL") and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 90% of ECO/XPL and LAE coverage in excess of $1.25 million up to $4.0 million.
The rates for these reinsurance agreements are negotiated annually.
For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2014 Form 10-K.
Regulatory Considerations
At September 30, 2015, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
None.
CREDIT AND FINANCIAL STRENGTH RATINGS
On October 6, 2015, Standard & Poor's affirmed the Company's BBB+ financial strength rating and BB+ credit rating with a stable outlook. At the Company's request, Standard & Poor's withdrew its ratings on October 6, 2015.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Fourth Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of August 8, 2014)

10.02	Third Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 4, 2015	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)