Form 10-K
period 2015-12-31
State Auto Financial CORP
filed 2016-03-02
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $366,985,130.
On February 26, 2016, the Registrant had 41,442,395 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 6, 2016 (the “2016 Proxy Statement”), which will be filed within 120 days of December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2015

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

We, us, our or the Company
Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), State Auto Insurance Company of Ohio (“SA Ohio”), and Stateco Financial Services, Inc. (“Stateco”).

State Auto Mutual
Refers to State Automobile Mutual Insurance Company, which owns approximately 62.6% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which previously acted as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies
Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”). At the close of business on March 31, 2013, Litchfield was merged into Patrons Mutual. At the close of business on July 2, 2014, Meridian Citizens Mutual was merged into State Auto Mutual.

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

American Institute of Certified Public Accountants or AICPA
The AICPA represents the certified public accounting profession nationally regarding rule-making and standard-setting, and serves as an advocate before legislative bodies, public interest groups and other professional organizations. The AICPA also monitors and enforces compliance with the profession’s technical and ethical standards.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Catastrophe loss
Loss and ALAE from catastrophes, where catastrophes are defined as a severe loss caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires. Our catastrophe losses are those designated by the Insurance Services Office (“ISO”) Property Claim Services (“PCS”). PCS defines a catastrophe as an event that causes $25.0 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 62.6% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.
Our Pooled Companies are rated A- (Excellent) by the A.M. Best Company (“A.M. Best”).
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
As a result of changes to our reporting structure that occurred during late 2015, effective December 31, 2015, the workers’ compensation unit moved from the specialty insurance segment to the business insurance segment. Prior reporting periods have been restated to conform to the new presentation.
PERSONAL AND BUSINESS INSURANCE
Products offered in our personal and business insurance segments are marketed exclusively through retail agents, but the segments are managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer.
Products
Personal Insurance
In our personal insurance segment, we write standard insurance covering personal exposures to individuals. The primary coverages offered are personal auto, homeowners, and farm & ranch.
Business Insurance
In our business insurance segment, we write standard insurance covering small-to-medium sized commercial exposures. We offer a broad range of coverages which include commercial auto, commercial multi-peril, business owners, fire & allied, general liability, and workers’ compensation.
Marketing
We market our personal and business insurance through approximately 2,500 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.

We actively help our agencies develop the professional sales skills of their staff. Our training programs include both product and sales training conducted in our corporate headquarters. Further, some of our training programs include disciplined follow-up and coaching for an extended time. In addition, from time to time we provide targeted training sessions in our agents’ offices.
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
Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, through our specialty insurance segment we offer commercial coverages that require specialized product underwriting, claims handling and/or risk management services. We offer our specialty products through a distribution channel of retail agents and wholesale brokers, including program administrators and other specialty sources. Our specialty insurance products are written through our admitted and non-admitted insurers. Our units within the specialty insurance segment are Excess & Surplus (“E&S”) property, Excess & Surplus (“E&S”) casualty and Programs.
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
Our Programs unit markets and distributes business through specialty program managers to whom we have outsourced underwriting and policy administration. Program business typically consists of homogenous risks that require specialized underwriting and claims expertise. Accordingly, our program managers have specialized underwriting expertise in the particular risks covered by the program. Coverages offered through this unit include commercial auto, general liability, and property.
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
CLAIMS
Our claims division supports our insurance segments through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, sharing of relevant information, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.
We employ a specialized claims model that is skills-based and focused on yielding a quality customer experience regardless of the type and severity of the claim. We staff field adjusters in locations where we have size, scale and density of claims whenever possible to control file quality and enhance customer service. In areas where there is not a sufficient volume of claims to warrant staff adjusters, we supplement our field staff with outside adjusters and appraisers who work under our direction.
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
We minimize claim adjusting costs by settling as many claims as possible through our claims staff and, when appropriate, by settling disputes regarding automobile physical damage, bodily injury and property insurance claims through arbitration or mediation.
In addition to our internal claims adjusters, we utilize third party claims administrators (“TPAs”) to investigate, process and settle certain specialty insurance segment claims on our behalf As with our internal claims adjusters, claim settlement authority is established for adjusters, supervisors and managers within each TPA. Claims handling and reporting guidelines are established and provided to each TPA. Members of our internal claims staff perform periodic reviews of individual claim files produced by each TPA for compliance with such established claims handling and reporting guidelines.
We have in-house counsel offices to defend and resolve claims which are in litigation. These offices are strategically placed where we have size, scale and density of legal cases to warrant their existence. We also have a list of highly skilled panel counsel to defend our insureds, when appropriate.
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
GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2015:

State	% of Total
Ohio	9.7%
Texas	8.5
Kentucky	6.0
Florida	5.2
Minnesota	4.1
Indiana	3.9
California	3.9
Tennessee	3.9
Connecticut	3.7
Illinois	3.5
Pennsylvania	3.4
Maryland	3.3
Georgia	3.2
North Carolina	3.1
South Carolina	3.1
Michigan	3.0
All others (1)	28.5
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2015.
MANAGEMENT AGREEMENT
Through various management and cost sharing agreements, State Auto P&C provides employees to perform all organizational, operational and management functions for the State Auto Group, while State Auto Mutual provides certain operating facilities, including our corporate headquarters.
Our primary management agreement, which we refer to as the 2005 Management Agreement, renewed for an additional ten-year period on January 1, 2015. If the 2005 Management Agreement was terminated for any reason, we would have to relocate our facilities to continue our operations. See “Properties” included in Item 2 of this Form 10-K.
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

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2015, 2014 and 2013:

($ millions)	Year Ended December 31
	2015	2014	2013
Beginning of Year:
Loss and loss expenses payable	$983.2	$959.9	$942.2
Less: Reinsurance recoverable on losses and loss expenses payable	9.6	9.1	13.5
Net losses and loss expenses payable(1)	973.6	950.8	928.7
Provision for losses and loss expenses occurring:
Current year	852.8	726.2	741.0
Prior years(2)	10.0	45.1	(21.2)
Total	862.8	771.3	719.8
Loss and loss expense payments for claims occurring during:
Current year	421.5	373.2	355.0
Prior years	367.8	375.3	342.7
Total	789.3	748.5	697.7
End of Year:
Net losses and loss expenses payable	1,047.1	973.6	950.8
Add: Reinsurance recoverable on losses and loss expenses payable	5.9	9.6	9.1
Losses and loss expenses payable(3)	$1,053.0	$983.2	$959.9

(1)	Includes net amounts assumed from affiliates of $494.3 million, $438.0 million, and $435.1 million at beginning of year 2015, 2014, and 2013, respectively.
(2)
This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $532.4 million, $494.3 million, and $438.0 million at end of year 2015, 2014, and 2013, respectively.
The following table sets forth our development of loss reserves from 2005 through 2015. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.
The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2015, we have paid 77.9% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2005.
The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.
The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2005 loss reserve has developed $115.2 million or 16.2% redundant through December 31, 2015. This $115.2 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.
In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2007, on claims incurred in 2007 includes the cumulative redundancy or deficiency for years 2005, 2006 and 2007. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. We experienced a cumulative deficiency of $10.0 million and $45.1 million in 2015 and 2014, respectively. The $10.0 million cumulative deficiency in 2015 was primarily due to adverse development in lines of business with auto exposures due to higher than anticipated bodily injury severity from the latest two accident years. The $45.1 million cumulative deficiency in 2014 was due to RED reserve strengthening of $96.7 million, including the net cost of the adverse development cover (“ADC”) reinsurance agreement. The RED reserve strengthening was primarily related to the two largest terminated RED programs, the restaurant and commercial trucking programs. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations - Loss and LAE Development” and Note 4, “Losses and Loss Expenses Payable” to our consolidated financial statements included in Item 8 of this Form 10-K for further information.
On January 1, 2011, the Rockhill Insurers were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. As of December 31, 2011, the overall participation percentage of the STFC Pooled Companies was reduced from 80% to 65%, and accordingly net assets equal to the decrease in net liabilities were transferred by us to the Mutual Pooled Companies. The amount of the assets transferred along with the reserve liabilities assumed/ceded in 2005, 2008, 2010 and 2011 has been netted against and has reduced/increased the cumulative amounts paid for years prior to 2005, 2008, 2010 and 2011, respectively.

($ millions)	Years Ended December 31
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net liability for losses and loss expenses payable	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8	$973.6	$1,047.1
Paid (cumulative) as of:
One year later	34.9%	34.9%	31.7%	34.9%	35.5%	40.8%	37.9%	36.9%	39.5%	37.8%	—
Two years later	51.1%	50.5%	49.4%	53.2%	53.2%	58.2%	57.3%	59.7%	62.7%
Three years later	60.9%	60.4%	62.6%	62.7%	63.5%	68.0%	70.5%	74.2%
Four years later	66.0%	67.8%	69.1%	68.5%	69.0%	74.2%	78.4%
Five years later	70.3%	71.3%	73.7%	72.0%	72.0%	77.7%
Six years later	72.7%	74.3%	76.1%	74.0%	74.2%
Seven years later	74.9%	75.9%	77.8%	76.0%
Eight years later	76.0%	77.2%	79.8%
Nine years later	76.9%	78.7%
Ten years later	77.9%
Net liability re-estimate as of:
One year later	89.9%	91.7%	95.8%	92.7%	92.1%	96.2%	98.1%	97.7%	104.7%	101.0%	—
Two years later	86.4%	90.5%	93.7%	89.5%	89.1%	94.0%	96.1%	103.7%	105.6%
Three years later	85.6%	88.8%	91.9%	87.9%	87.8%	92.4%	98.2%	103.3%
Four years later	85.3%	87.4%	90.8%	87.1%	86.9%	92.0%	97.5%
Five years later	84.7%	86.9%	90.2%	86.8%	86.0%	91.1%
Six years later	84.4%	86.7%	90.0%	86.3%	85.4%
Seven years later	84.2%	86.7%	89.5%	85.9%
Eight years later	84.2%	86.3%	89.4%
Nine years later	84.0%	86.2%
Ten years later	83.8%
Cumulative redundancy (deficiency)	$115.2	$91.3	$68.5	$108.3	$119.6	$77.9	$22.3	$(30.5)	$(53.1)	$(10.0)	—
Cumulative redundancy (deficiency)	16.2%	13.8%	10.6%	14.1%	14.6%	8.9%	2.5%	(3.3)%	(5.6)%	(1.0)%	—

Gross* liability—end of year	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4	$1,411.9	$1,435.8	$1,472.7	$1,462.5	$1,567.7
Reinsurance recoverable	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9	$488.9	$520.6
Net liability—end of year	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7	$950.8	$973.6	$1,047.1
Gross liability re-estimated— latest	87.4%	89.1%	93.0%	89.0%	87.8%	94.3%	93.7%	99.0%	100.9%	100.9%	—
Reinsurance recoverable re-estimated—latest	93.7%	94.3%	98.9%	94.6%	92.0%	99.9%	87.6%	91.1%	92.3%	100.7%	—
Net liability re-estimated— latest	83.8%	86.2%	89.4%	85.9%	85.4%	91.1%	97.5%	103.3%	105.6%	101.0%	—
* Gross liability includes: Direct and assumed losses and loss expenses payable.

As the Pooling Arrangement provides for the right of offset, we have reported losses and loss expenses payable ceded to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in our consolidated financial statements at each balance sheet date:

($ millions)	December 31
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reinsurance recoverable	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1	$521.9	$488.9	$520.6
Amount netted against assumed from State Auto Mutual	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4	$504.8	$493.6	$512.8	$479.3	$514.7
Net reinsurance recoverable	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8	$25.5	$13.5	$9.1	$9.6	$5.9

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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2015, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $81.4 million is available in 2016 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $15.0 million and $20.0 million in 2015 and 2014, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 11 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2015 which would materially impact our business.
Many states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in the rating and risk selection process. Some states are also becoming active in questioning the use of catastrophe modeling in the pricing and underwriting areas.  Regulation risk is realized when states do not approve or limit the amount of rate a company can charge which may result in writing under-priced business. See “Risk Factors - Regulations” in Item 1A of this Form 10-K.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2015, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
The Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”), has been extended until 2020.   Under the Terrorism Acts, commercial property and casualty insurers like State Auto Group, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury.  For 2015, the aggregate industry loss minimum was $100.0 million and will increase by $20.0 million annually beginning in 2016 to $200.0 million in 2020. The Terrorism Acts require insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2015 subject to an annual industry-wide cap of $100.0 billion. This retention will increase, beginning on January 1, 2016, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year.  Policyholders may choose to reject terrorism coverage (terrorism coverage is mandatory for workers’ compensation). If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents. Beginning in 2016, insurers participating in the Terrorism Acts will be required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses; (ii) premiums earned on such coverage; (iii) geographical location of exposures; (iv) pricing of such coverage; (v) the take-up rate for such coverage; and (vi) the amount of private reinsurance for acts of terrorism purchased.  See “Risk Factors-Terrorism” in Item 1A of this Form 10-K.
The Federal Insurance Office (“FIO”) was established in 2010 by the enactment of the Dodd-Frank Act. The FIO is a separate office within the United States Department of Treasury. The primary objective of the FIO is to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. The FIO also coordinates and develops federal policy on prudential aspects of international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program; however, the FIO has no authority as a regulator or supervisor of insurance companies.
EMPLOYEES
As of February 26, 2016, we had approximately 2,065 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	59	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President and Chief Financial Officer	55	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	44	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Jessica E. (Buss) Clark, Senior Vice President, Director of Specialty Lines and Middle Markets	44	Senior Vice President, Director of Specialty Lines and Middle Markets of STFC and State Auto Mutual, 8/15 to present; Senior Vice President, Specialty Lines, of STFC and State Auto Mutual, 8/13 to 7/15; Vice President, Specialty Lines of STFC and State Auto Mutual, 1/11 to 7/13; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11.	2011
Kim B. Garland, Senior Vice President, Standard Lines	50	Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to present; chief product officer of American Insurance Group, Inc.’s (“AIG”) consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
John M. Petrucci, Senior Vice President, Service and Administration	57	Senior Vice President, Service and Administration, 9/15 to present; Vice President and Director of Sales of STFC and State Auto Mutual, 3/00 to 9/15.	2015
Cynthia A. Powell, Senior Vice President and Chief Audit Executive	55	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Chief Audit Executive of STFC and State Auto Mutual, 9/15 to present; Chief Risk Officer of STFC and State Auto Mutual, 6/12 to 9/15; Vice President of State Auto Mutual, 3/00 to 7/13; Vice President of STFC, 5/00 to 7/13; Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 6/06 to 6/12.	2000
Paul M. Stachura, Senior Vice President and Chief Claims and Risk Engineering Officer	58	Senior Vice President and Chief Claims Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President and Chief Information and Strategy Officer	47	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President and Chief Investment Officer	51	Vice President and Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President and Chief Actuarial Officer	47	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	50	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of March 2, 2016.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines, commercial property and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, as well as earthquakes and hurricanes affecting the United States. Our 2015, 2014 and 2013 results reflected decreases in weather-related catastrophe losses compared to the years prior to 2013; however, there can be no assurance that a favorable trend will continue in future years.
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
Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the timely availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable accuracy;

•	the development, selection and application of appropriate rating formula or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow company underwriting guidelines;

•	our ability to innovate with new product and/or pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to accurately predict consumer behavior, such as policyholder retention;

•	our ability to properly classify our new and renewal business;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices, including our ability to recognize and respond to fraudulent or inflated claims;

•	changing driving patterns for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	technological innovations in automobiles, such as accident avoidance systems and advances leading to autonomous cars;

•	changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
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
Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The State Auto Group’s current financial strength rating from A.M. Best is A- (Excellent) with a stable outlook.

Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. The State Auto Group’s current credit rating from A.M. Best is bbb- with a stable outlook.
Depending on future results and developments, we may not be able to maintain our current ratings.
DIVIDENDS
There can be no assurance that we will continue to pay cash dividends consistent with current or past levels.
We have a history of consistently paying cash dividends to our shareholders; however, the future payment of cash dividends will depend upon a variety of factors, such as our results of operations, financial condition and cash requirements, as well as the ability of our insurance subsidiaries to make distributions to STFC. State insurance laws restrict the payment of dividends by insurance companies to their shareholders. In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. Such restrictions and other requirements and factors may affect the ability of our insurance subsidiaries to make dividend payments to STFC. Limits on the ability of our insurance subsidiaries to pay dividends could adversely affect STFC’s liquidity, including STFC’s ability to pay cash dividends to shareholders.
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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2015, we accelerated our business and technology plan to consolidate our policy administration and billing systems. We have partnered with a third party specializing in providing core system software to the insurance industry and we plan on introducing the new technology to our agents beginning in the third quarter of 2016. Initially, the technology will only be available for personal lines new business in a limited number of states, with additional states being added in subsequent quarters. Additionally, we plan on introducing the technology for certain small commercial product offerings beginning in the fourth quarter of 2016, again in a limited number of states, with additional states being added in subsequent quarters. The new technology platform is intended to provide us with quicker speed to market, improve ease of doing business for our policyholders, agents and brokers, lower our costs for maintenance and product introductions and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2016 and beyond.
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
CYBERSECURITY THREATS
Our highly automated and networked organization is subject to cyberterrorism and a variety of other cybersecurity threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material adverse effect on our operations.
Our technology and telecommunications systems are highly integrated and connected with other networks. Cyberattacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Cyberattacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge from a variety of sources and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.
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
While we take commercially reasonable measures to keep our systems and data secure, it is not possible to defend against every risk posed by cybercrime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. In the event that one or more of our vendors fails to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage.
While we have not experienced material cyber incidents to date, the occurrence and effects of cyber incidents may remain undetected for an extended period. We maintain cyber liability insurance coverage to offset certain potential losses, subject to policy limits, such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.
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
The property and casualty insurance industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the cyclical nature of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable expected returns. Accordingly, our commercial and specialty lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Our specialty insurance segment markets and underwrites commercial exposures through wholesale brokers, program administrators and other specialty sources. The reaction of these distribution channels to price competition may result in the movement of business and volatility of premium revenues.
The personal lines products are influenced by a collection of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins initially decline in periods of increasing loss costs.
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
Because our specialty insurance segment business is dependent upon wholesale brokers, managing general underwriters and retail agents, we are exposed to certain risks arising out of these distribution channels that could cause our results to be adversely affected.
We market and distribute our specialty insurance segment products through wholesale agents and managing general underwriters to whom we have granted quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. While we have established and provided these wholesale agents and managing general underwriters with pre-established underwriting guidelines, if they fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2015, over 90% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
As of December 31, 2015, State Auto Mutual owned approximately 62.6% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
COMPETITION
Our industry is highly competitive, which could adversely affect our sales and profitability.
The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Some of our competitors have well-established national reputations and brands supported by extensive media advertising. Some of our competitors have substantially greater financial, technical and operating resources and market share than us. We may not be able to effectively compete, which could adversely affect our sales and profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, technology, use of telematics, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as usage-based auto insurance or new entrants into the insurance marketplace could potentially result in reduced market share or adverse selection. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace which may adversely affect our competitive position. Social media, for example, could be potentially utilized in a manner which negatively affects our reputation with current or prospective policyholders and agents.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We share our operating facilities with State Auto Mutual pursuant to the terms of the 2005 Management Agreement. Our corporate headquarters are located in Columbus, Ohio, in buildings owned by State Auto Mutual that contain approximately 280,000 square feet of office space. We and State Auto Mutual also own and lease other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.
Item 3. Legal Proceedings
We are involved in lawsuits in the ordinary course of our business arising out of or otherwise related to our insurance policies. Additionally, from time to time we may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to our insurance policies. These lawsuits are in various stages of development. We generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to our results of operations or have a material adverse effect on our consolidated financial position or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information; Holders of Record
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 26, 2016, there were 1,241 shareholders of record of our common shares.
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

2015	High	Low	Dividend
First Quarter	$24.80	$20.36	$0.10
Second Quarter	25.70	20.63	0.10
Third Quarter	27.37	21.55	0.10
Fourth Quarter	25.69	20.01	0.10

2014	High	Low	Dividend
First Quarter	$22.85	$18.35	$0.10
Second Quarter	23.62	20.01	0.10
Third Quarter	25.43	20.30	0.10
Fourth Quarter	24.00	19.36	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2010, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
STFC	100.00	81.33	92.85	134.87	143.73	151.97
NASDAQ Index	100.00	99.21	116.71	163.60	187.86	201.21
NASDAQ Ins. Index	100.00	105.65	123.33	161.75	178.82	194.41

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2015	2014	2013	2012	2011*
Statement of Income Data — GAAP Basis:
Earned premiums	$1,270.5	1,074.1	1,055.0	1,042.1	1,428.8
Net investment income	$71.7	74.7	72.8	75.4	85.4
Total revenues	$1,368.6	1,172.7	1,153.0	1,150.1	1,553.7
Net income (loss)	$51.2	107.4	60.8	10.7	(160.7)
Earned premium growth	18.3%	1.8	1.2	(27.1)	13.6
Return on average invested assets(1)	3.1%	3.5	3.4	3.5	3.6
Balance Sheet Data — GAAP Basis:
Total investments	$2,471.7	2,357.9	2,251.3	2,268.4	2,229.9
Total assets	$2,828.5	2,766.9	2,496.4	2,477.8	2,764.4
Total notes payable	$100.8	100.8	100.8	115.9	116.4
Total stockholders’ equity	$884.6	872.9	785.0	737.2	723.8
Common shares outstanding	41.3	40.9	40.7	40.5	40.3
Return on average equity	5.8%	13.0	8.0	1.5	(20.7)
Debt to capital ratio	10.2%	10.4	11.4	13.6	13.9
Per Common Share Data — GAAP Basis:
Basic EPS	$1.25	2.63	1.50	0.26	(4.00)
Diluted EPS	$1.23	2.60	1.49	0.26	(4.00)
Cash dividends per share	$0.40	0.40	0.40	0.55	0.60
Book value per share	$21.40	21.32	19.27	18.22	17.95
Common Share Price:
High	$27.37	25.43	23.10	16.91	18.35
Low	$20.01	18.35	14.10	12.21	10.09
Close at December 31	$20.59	22.22	21.24	14.94	13.59
Close price to book value per share	0.96	1.04	1.10	0.82	0.76
GAAP Ratios:
Loss and LAE ratio	67.9%	71.8	68.2	74.7	82.6
Expense ratio	33.6%	33.7	33.6	33.2	33.9
Combined ratio	101.5%	105.5	101.8	107.9	116.5
Statutory Ratios:
Loss and LAE ratio	68.0%	72.1	68.5	74.8	82.4
Expense ratio	33.9%	33.9	34.5	33.6	33.9
Combined ratio	101.9%	106.0	103.0	108.4	116.3
Net premiums written to surplus	1.6	1.5	1.4	1.7	2.1
(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective December 31, 2011 and January 1, 2011.
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
OVERVIEW
State Auto Financial is a property and casualty insurance holding company. Our insurance subsidiaries are part of the State Auto Group and Pooling Arrangement described below. The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and brokers. Our Pooled Companies are rated A- (Excellent) by A.M. Best.
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
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2015 is set forth in this Item 7 and in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
While our 2015 results did not meet our expectations, including our growth objectives, progress was made by our new management team in understanding our issues and implementing initiatives to address them.
Insurance Operations
Since 2012, a number of issues have significantly impacted our underwriting results. These issues include declining policy counts and premium for our homeowners and personal auto products, deteriorating personal and commercial auto results and adverse development within our programs unit. We have identified the primary causes of these issues and have begun taking corrective action. The actions we have taken include the realignment of associates within the personal and business insurance segments, enhancements to our underwriting and pricing models, improved pricing segmentation and identification and mitigation of underwriting leakage. While much work is still to be done, management believes these actions are the right steps to return these product lines to profitable growth.
Personal insurance segment - Our homeowners line of business was profitable in 2015, but we continued to experience declines in both premiums and policy counts. We saw a slight increase in new business in the second half of 2015 and we expect this trend to continue as we execute our plans to grow profitably in this line. Personal auto results deteriorated in 2015 when compared to 2014. We have identified the primary contributors to these poor results and believe the corrective actions we are taking will drive improved personal auto underwriting results.
Other personal lines, which include our farm & ranch products, experienced profitable growth in 2015. We introduced new front end quoting technology for our farm and ranch products during the fourth quarter of 2015 and experienced a significant increased quote volume as a result. We expect quote volume for these products to increase further in 2016.
Business insurance segment - Our workers' compensation line grew profitably in 2015 and we expect that trend to continue in 2016. Our commercial auto results were below expectations in 2015 and deteriorated when compared to 2014. As with our personal auto business, we have identified the primary causes of the poor underwriting results and believe the corrective actions we are taking will drive improved underwriting performance in this line in 2016.
Specialty insurance segment - Our E&S casualty unit grew profitably in 2015 and we will continue to look for opportunities to further grow this business, both organically and through acquisitions. Our programs unit also experienced growth in 2015 due to increased production from new programs; however, the unit generated an underwriting loss due primarily to programs with commercial auto exposures. We have identified the issues driving the results and are taking corrective actions to address them.
Claims
Under new leadership, our claims unit was reorganized, with our claims associates being assigned to specific products in order to better align their claims handling expertise with the exposures driving the losses for their assigned products. For example, we have created specific claims teams for our personal and commercial auto products. We have implemented changes to our claims handling practices to reduce claims leakage, including reducing the number of vendors we utilize in order to increase our pricing leverage.
Technology
During 2015, we accelerated our previously disclosed transition plan for a new technology platform for certain products within our personal and business insurance segments. The new platform is expected to enable us to offer new products utilizing a new rating plan. In addition, the platform incorporates advanced data analytics, which should provide our agents with the ability to submit, rate, quote, bind, issue and bill policies through an automated and integrated platform. We plan to introduce the new technology platform in five states during the third quarter of 2016 for personal auto, homeowners and umbrella and in late 2016 for certain small commercial policies, including business owners and small commercial auto. We plan to expand this platform to our remaining states throughout 2016 and 2017. We believe the difference between our current quote and issuance system and the new system will be dramatic and will deliver a greatly improved experience for both our agents and policyholders. The new system is expected to be the foundational element of our long-term technology strategy.
Culture
Among the most significant changes in 2015 was a shift in our culture. While our core strengths of integrity and our relationships with our agents, brokers and policyholders will not change, we recognize that, in order to succeed, we must be nimble, responsive, creative, passionate and driven. To achieve a cultural change, management is emphasizing candor, transparency and respect, along with replacing rules, processes, committees and guidelines that only add to bureaucracy with an open and collaborative approach that focuses on making a decision and moving forward. Additionally, management is encouraging creativity, responsiveness and passion by implementing a coaching approach that delivers regular, ongoing, two-way feedback.
Moving forward
Despite our disappointing results, we believe we made significant progress in 2015 in laying the foundation for improved results in 2016 and beyond. Through a combination of retention, promotion and recruitment, we are confident our new leadership team has the skills to meet emerging challenges in the rapidly changing property and casualty marketplace. Management’s objective is to achieve profitability and growth for each of our products, and our progress will be evaluated going forward based on this objective. We remain a company focused on the property and casualty insurance business, committed to distributing our products through independent agents and brokers, and positioned to enhance the security and financial interests of our policyholders and shareholders.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2015.

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	0.0
Total STFC Pooled Companies	65.0
State Auto Mutual Pooled Companies:
State Auto Mutual	34.5
SA Wisconsin	0.0
Meridian Security	0.0
Patrons Mutual	0.5
RIC	0.0
Plaza	0.0
American Compensation	0.0
Bloomington Compensation	0.0
Total State Auto Mutual Pooled Companies	35.0%
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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2015, 2014 and 2013:

($ millions, except per share data)	2015	2014	2013
GAAP Basis:
Total revenues	$1,368.6	$1,172.7	$1,153.0
Income before federal income taxes	$67.3	$26.8	$61.3
Net income	$51.2	$107.4	$60.8
Stockholders’ equity	$884.6	$872.9	$785.0
Book value per share	$21.40	$21.32	$19.27
Return on average equity	5.8%	13.0%	8.0%
Debt to capital ratio	10.2%	10.4%	11.4%
Cat loss and ALAE ratio	4.0%	3.0%	3.4%
Non-cat loss and LAE ratio	63.9%	68.8%	64.8%
Loss and LAE ratio	67.9%	71.8%	68.2%
Expense ratio	33.6%	33.7%	33.6%
Combined ratio	101.5%	105.5%	101.8%
Premiums written growth	6.6%	12.4%	0.6%
Investment yield	3.1%	3.5%	3.4%

SAP Basis:
Cat loss and ALAE points	4.0%	3.0%	3.4%
Non-cat loss and ALAE	57.7%	62.6%	58.6%
ULAE	6.3%	6.5%	6.5%
Loss and LAE ratio	68.0%	72.1%	68.5%
Expense ratio	33.9%	33.9%	34.5%
Combined ratio	101.9%	106.0%	103.0%
Net premiums written to surplus	1.6	1.5	1.4
Our 2015 net income was $51.2 million compared to 2014 and 2013 net income of $107.4 million and $60.8 million, respectively. Our 2014 net income included a non-cash income tax benefit of $82.6 million related to the reversal of a valuation allowance against our net deferred tax assets.
The following highlights significant factors that impacted 2015 results as compared to 2014 and 2013:

•
Earned premiums in 2015 were $1,270.5 million compared to $1,074.1 million and $1,055.0 million in 2014 and 2013, respectively. Earned premium growth in 2015 was due to (i) the termination of the HO QS Arrangement (as defined below) and (ii) new business growth in workers’ compensation and the specialty insurance segment.

•
The SAP non-catastrophe loss and ALAE ratio for 2015 was 57.7% compared to 62.6% and 58.6% for 2014 and 2013, respectively. The 2015 loss ratio improved when compared to the 2014 and 2013 ratios, which were impacted by strengthening RED reserves within the specialty insurance segment by $96.7 million, which included the net cost of the ADC reinsurance agreement, in 2014 and $21.3 million in 2013. In addition, the HO QS Arrangement increased our SAP non-catastrophe loss and ALAE ratio 3.4 points in 2014 and 2.8 points in 2013. The 2015 SAP non-catastrophe loss and ALAE ratio was impacted by higher than expected severity in lines of business with auto exposures.

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see the “Critical Accounting Policies—Deferred Acquisition Costs” section included in this Item 7.
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants were recognized over a two year vesting period ending December 31, 2014. See the “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section included in this Item 7.
Accounting for retroactive reinsurance agreements also contributes to the difference between our GAAP and SAP loss and LAE ratios and expense ratios. In accordance with SAP, the amount paid for a retroactive reinsurance agreement is recognized as other underwriting expense. Under GAAP, the amount recoverable for a retroactive reinsurance agreement is recorded as a reduction to loss and loss expenses up to the amount paid for the reinsurance contract. Recoverable amounts in excess of the amount paid for retroactive reinsurance coverage are deferred and amortized over the claim settlement period of the agreement. The statutory loss and ALAE, and underwriting expenses within this Form 10-K have been adjusted to reflect the impact of a retroactive reinsurance agreement. Accordingly, for the year ended December 31, 2015 we recognized a benefit of $5.9 million, reflected as a reduction in SAP loss and ALAE. For the year ended December 31, 2014 we recognized an expense of $5.9 million, reflected as an increase in SAP loss and ALAE. See the “Reinsurance Arrangements - Other Reinsurance Arrangements” section included in this Item 7.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
Use of Non-GAAP Financial Measures
In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the years ended December 31, 2014 and 2013, and (ii) exclude the one-time impact of the unearned premium transfer associated with the termination of the HO QS Arrangement at December 31, 2014. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the years ended December 31, 2014 and 2013, and (b) perform a meaningful comparison of our results of operations for the years ended December 31, 2015, 2014 and 2013. We have also included Reconciliation Tables 1-8 and Tables 1-6 for readers to better understand the use and calculation of these non-GAAP financial measures.
Homeowners Quota Share Arrangement
To reduce risk and volatility, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired on December 31, 2014. Upon expiration, the Company recognized $89.5 million of unearned premium returned from the reinsurers. In accordance with the terms of the HO QS Arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the State Auto Group in the form of a profit commission. For the years ended December 31, 2015 and 2014, the Company recognized profit commission of $4.2 million and $19.0 million, respectively, which is reflected as a reduction in acquisition and operating expenses on our consolidated statements of income.

See “Liquidity and Capital Resources – Reinsurance Arrangements” included in this Item 7 for a more detailed discussion of the HO QS Arrangement.
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2014 and 2013.
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

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the years ended December 31, 2014 and 2013.
Reconciliation Table 3

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2014	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,194.2	$83.3	$1,277.5

Earned premiums	1,074.1	175.6	1,249.7
Losses and LAE incurred:
Cat loss and ALAE	32.3	19.0	51.3
Non-cat loss and ALAE	672.8	66.8	739.6
Total Loss and ALAE	705.1	85.8	790.9
ULAE	69.4	—	69.4
Total Loss and LAE incurred	774.5	85.8	860.3
Underwriting expenses	405.4	43.2	448.6
Net underwriting (loss) income	$(105.8)	$46.6	$(59.2)

Cat loss and ALAE ratio	3.0%	10.8%	4.1%
Non-cat loss and ALAE ratio	62.6%	38.1%	59.2%
Total loss and ALAE ratio	65.6%	48.9%	63.3%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	72.1%	48.9%	68.9%
Expense ratio	33.9%	51.9%	35.1%
Combined ratio	106.0%	100.8%	104.0%

Reconciliation Table 4

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2013	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,062.1	$176.9	$1,239.0

Earned premiums	1,055.0	177.0	1,232.0
Losses and LAE incurred:
Cat loss and ALAE	36.3	22.7	59.0
Non-cat loss and ALAE	617.7	70.0	687.7
Total Loss and ALAE	654.0	92.7	746.7
ULAE	68.7	—	68.7
Total Loss and LAE incurred	722.7	92.7	815.4
Underwriting expenses	366.3	51.3	417.6
Net underwriting (loss) income	$(34.0)	$33.0	$(1.0)

Cat loss and ALAE ratio	3.4%	12.9%	4.8%
Non-cat loss and ALAE ratio	58.6%	39.5%	55.8%
Total loss and ALAE ratio	62.0%	52.4%	60.6%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	68.5%	52.4%	66.2%
Expense ratio	34.5%	29.0%	33.7%
Combined ratio	103.0%	81.4%	99.9%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our homeowners line of business at Reconciliation Tables 5-8.
Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$583.0		$479.5		$211.0		$1,273.5
Earned premiums	591.8		476.0		202.7		1,270.5
Cat loss and ALAE	35.1	5.9	15.7	3.3	0.3	0.2	51.1	4.0
Non-cat loss and ALAE	323.3	54.7	288.3	60.6	121.1	59.7	732.7	57.7
ULAE	45.2	7.6	27.3	5.7	8.0	4.0	80.5	6.3
Underwriting expenses	170.7	29.3	181.4	37.8	79.2	37.5	431.3	33.9
SAP underwriting gain (loss) and SAP combined ratio	$17.5	97.5	$(36.7)	107.4	$(5.9)	101.4	$(25.1)	101.9

($ millions)	2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums(1)	$532.1		$473.1		$189.0		$1,194.2
Earned premiums	451.4		459.9		162.8		1,074.1
Cat loss and ALAE	13.9	3.1	16.5	3.6	1.9	1.1	32.3	3.0
Non-cat loss and ALAE	260.9	57.8	242.6	52.8	169.3	104.0	672.8	62.6
ULAE	43.5	9.6	20.9	4.5	5.0	3.1	69.4	6.5
Underwriting expenses(2)	144.8	27.2	184.5	39.0	76.1	39.9	405.4	33.9
SAP underwriting loss and SAP combined ratio	$(11.7)	97.7	$(4.6)	99.9	$(89.5)	148.1	$(105.8)	106.0

($ millions)	2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums	$465.4		$446.8		$149.9		$1,062.1
Earned premiums	464.0		433.5		157.5		1,055.0
Cat loss and ALAE	14.0	3.0	20.9	4.8	1.4	0.9	36.3	3.4
Non-cat loss and ALAE	285.8	61.6	220.3	50.8	111.6	70.8	617.7	58.6
ULAE	42.4	9.1	21.1	4.9	5.2	3.3	68.7	6.5
Underwriting expenses	134.4	28.9	173.9	38.9	58.0	38.7	366.3	34.5
SAP underwriting loss and SAP combined ratio	$(12.6)	102.6	$(2.7)	99.4	$(18.7)	113.7%	$(34.0)	103.0

(1)	Includes $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
(2)	Includes ceding commissions returned to reinsurers upon expiration of the HO QS Arrangement of $26.0 million and recognition of $19.0 of profit commission.
(3)	See Reconciliation Tables 3 and 4 for the impact of the HO QS Arrangement cession on our SAP underwriting results.

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the years ended December 31, 2015, 2014 and 2013.
Table 1

($ millions)	2015	2014	2013
Net Written Premiums
Personal auto	$334.4	$354.4	$377.2
Homeowners(1)	215.8	146.4	58.8
Other personal	32.8	31.3	29.4
Total personal	$583.0	$532.1	$465.4

(1) December 31, 2014 net written premiums include $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2015, 2014 and 2013:
Table 2

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2015
Personal auto	$339.1	$4.6	$236.0	$240.6	1.3	69.7	71.0
Homeowners	220.5	28.9	76.1	105.0	13.1	34.5	47.6
Other personal	32.2	1.6	11.2	12.8	5.0	34.7	39.7
Total personal	$591.8	$35.1	$323.3	$358.4	5.9	54.7	60.6
ULAE	—	—	—	45.2	—	—	7.6
Total Loss and LAE	$591.8	$35.1	$323.3	$403.6	5.9	54.7	68.2

2014
Personal auto	$362.6	$7.0	$228.6	$235.6	1.9	63.1	65.0
Homeowners	58.8	5.5	21.3	26.8	9.4	36.1	45.5
Other personal	30.0	1.4	11.0	12.4	4.5	36.9	41.4
Total personal	$451.4	$13.9	$260.9	$274.8	3.1	57.8	60.9
ULAE	—	—	—	43.5	—	—	9.6
Total Loss and LAE	$451.4	$13.9	$260.9	$318.3	3.1	57.8	70.5

2013
Personal auto	$378.4	$4.6	$253.0	$257.6	1.2	66.9	68.1
Homeowners	56.1	6.8	20.9	27.7	12.2	37.4	49.6
Other personal	29.5	2.6	11.9	14.5	8.6	40.5	49.1
Total personal	$464.0	$14.0	$285.8	$299.8	3.0	61.6	64.6
ULAE	—	—	—	42.4	—	—	9.1
Total Loss and LAE	$464.0	$14.0	$285.8	$342.2	3.0	61.6	73.7

The personal insurance segment’s net written premiums for the year ended December 31, 2015 increased 9.6% when compared to 2014 (Table 1). Net written premiums for the year ended December 31, 2014 reflect the expiration of the HO QS Arrangement, effective December 31, 2014, which resulted in a return of $89.5 million of unearned premium previously ceded under the arrangement. Excluding the impact of the homeowners cession and the expiration of the HO QS Arrangement, net written premiums for the year ended December 31, 2015 for the homeowners line of business and the personal insurance segment decreased 6.1%(1) and 5.3%(1), respectively, when compared to 2014. In addition, personal auto net written premiums for the year ended December 31, 2015 decreased 5.6% when compared to 2014 (Table 1). The 2015 change was primarily the result of a reduction in personal auto and homeowners new business policy counts when compared to 2014, primarily due to Company actions to improve profitability.

(1)
For the year ended December 31, 2014, the following table sets forth the reconciliation of as reported net written premiums to pro forma net written premiums that exclude the impact of the return of unearned premium associated with the termination of the HO QS Arrangement:

($ millions)	2015	2014	% Change
Net written premiums:
Homeowners	215.8	146.4	47.4
Homeowners cession	—	172.8	(100.0)
Return of ceded premium	—	(89.5)	(100.0)
Pro forma net written premiums	$215.8	$229.7	(6.1)

Personal insurance segment	$583.0	$532.1	9.6
Homeowners cession	—	172.8	(100.0)
Return of ceded premium	—	(89.5)	(100.0)
Pro forma net written premiums	$583.0	$615.4	(5.3)

During 2015, the following efforts were initiated with the objective of improving the competitiveness of our personal lines products while at the same time improving underwriting results:

•
Technology - we accelerated our transition plan for a new technology platform for our personal auto and homeowners products, with a target of introducing the new technology platform in five states beginning in the third quarter of 2016. We plan on introducing the technology in our remaining states throughout 2016 and 2017. The new platform is expected to enable us to offer new products utilizing a new rating plan. In addition, the platform incorporates advanced data analytics, and is expected to give our agents the ability to submit, rate, quote, bind, issue and bill policies through an automated and integrated platform;

•
Pricing/Rates - beginning in the fourth quarter of 2015, our personal lines product teams initiated a 90-day rate review process. The objective of this process is to evaluate the adequacy and competitiveness of our rates as well as identify opportunities to reduce or eliminate underwriting leakage. This process is two-fold and consists of (i) a review of existing rate filings in all of our states and (ii) a review of existing forms and available discounts. We have and will continue to implement rate and policy form changes deemed to be appropriate and supportive of our overall objective of profitable growth; and,

•
Claims - in connection with an overall re-alignment of the claims unit, a dedicated personal auto claims unit was created to provide more effective and efficient handling of personal auto claims. In addition, reviews were initiated to evaluate our claims handling processes, including coverage interpretation and vendor utilization to identify opportunities to reduce or eliminate claims leakage.

The personal insurance segment’s SAP catastrophe loss ratio for the year ended December 31, 2015 was 5.9%, compared to pro forma SAP catastrophe loss ratios of 5.2% and 5.7% in 2014 and 2013, respectively (Table 2 and Reconciliation Tables 7 - 8). Catastrophe events in Colorado and Texas during 2014 contributed to the higher personal auto ratio when compared to 2013 (Table 2). Partially offsetting the personal auto ratio increase for the year ended December 31, 2014 were improvements in both the as reported homeowners and other personal ratios of 2.8 points and 4.1 points, respectively, when compared to 2013 (Table 2). The improvements were attributable to a combination of successful remediation efforts in our homeowners line of business, where exposure was reduced in previously identified unprofitable states, and fewer and less severe catastrophe events during 2014 as compared to 2013.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 was 54.7%, compared to pro forma SAP non-catastrophe loss and ALAE ratios of 52.3% and 55.5% in 2014 and 2013, respectively

(Table 2 and Reconciliation Tables 7 - 8). The 2.4 point increase in the 2015 ratio when compared to 2014 (Table 2 and Reconciliation Table 7) was due to a 6.6 point increase in the personal auto ratio (Table 2), primarily attributable to increased bodily injury severity trends that resulted in higher ultimate loss and LAE estimates for the current and prior accident years. The personal auto ratio increase was partially offset by a decrease in the homeowners ratio of 3.1 points (Table 2 and Reconciliation Table 5), due to improvement in the current accident year. The 2014 improvement in the personal insurance segment’s SAP non-catastrophe loss and ALAE ratio from 2013 was primarily due to the personal auto SAP non-catastrophe loss & ALAE ratio decline of 3.8 points when compared to 2013 (Table 2), as a result of improved personal injury protection and physical damage results, as well as the impact of prior year rate increases.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners line of business before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2014 and 2013:
Reconciliation Table 5

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$58.8	$175.6	$234.4
Losses and LAE incurred:
Cat loss and ALAE	5.5	19.0	24.5
Non-cat loss and ALAE	21.3	66.8	88.1
Total Loss and ALAE incurred	$26.8	$85.8	$112.6

Cat loss and ALAE ratio	9.4%	10.8%	10.5%
Non-cat loss and ALAE ratio	36.1%	38.1%	37.6%
Total Loss and ALAE ratio	45.5%	48.9%	48.1%

Reconciliation Table 6

($ millions)	SAP HO QS Arrangement Cession – Homeowners
December 31, 2013	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$56.1	$177.0	$233.1
Losses and LAE incurred:
Cat loss and ALAE	6.8	22.7	29.5
Non-cat loss and ALAE	20.9	70.0	90.9
Total Loss and ALAE incurred	$27.7	$92.7	$120.4

Cat loss and ALAE ratio	12.2%	12.9%	12.7%
Non-cat loss and ALAE ratio	37.4%	39.5%	39.0%
Total Loss and ALAE ratio	49.6%	52.4%	51.7%

Reconciliation Table 7

($ millions)	SAP HO QS Arrangement Cession – Personal Insurance Segment
December 31, 2014	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$451.4	$175.6	$627.0
Losses and LAE incurred:
Cat loss and ALAE	13.9	19.0	32.9
Non-cat loss and ALAE	260.9	66.8	327.7
Total Loss and ALAE incurred	$274.8	$85.8	$360.6

Cat loss and ALAE ratio	3.1%	10.8%	5.2%
Non-cat loss and ALAE ratio	57.8%	38.1%	52.3%
Total Loss and ALAE ratio	60.9%	48.9%	57.5%

Reconciliation Table 8

($ millions)	SAP HO QS Arrangement Cession – Personal Insurance Segment
December 31, 2013	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	464.0	177.0	641.0
Losses and LAE incurred:
Cat loss and ALAE	14.0	22.7	36.7
Non-cat loss and ALAE	285.8	70.0	355.8
Total Loss and ALAE incurred	$299.8	$92.7	$392.5

Cat loss and ALAE ratio	3.0%	12.9%	5.7%
Non-cat loss and ALAE ratio	61.6%	39.5%	55.5%
Total Loss and ALAE ratio	64.6%	52.4%	61.2%

Business Insurance Segment
As a result of changes to our reporting structure that occurred during late 2015, effective December 31, 2015, the workers’ compensation unit moved from the specialty insurance segment to the business insurance segment. Prior reporting periods have been restated to conform to the new presentation.
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the years ended December 31, 2015, 2014 and 2013.
Table 3

($ millions)	2015	2014	2013
Net Written Premiums
Commercial auto	$102.5	$101.8	$96.2
Commercial multi-peril	119.9	121.4	113.5
Fire & allied lines	73.6	76.9	77.8
Other & product liability	73.9	71.4	69.5
Workers’ compensation	92.8	83.9	72.0
Other commercial	16.8	17.7	17.8
Total business	$479.5	$473.1	$446.8

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2015, 2014 and 2013:
Table 4

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2015
Commercial auto	$101.6	$0.6	$83.8	$84.4	0.6	82.4	83.0
Commercial multi-peril	120.0	8.3	73.4	81.7	6.9	61.2	68.1
Fire & allied lines	74.9	6.8	26.8	33.6	9.1	35.8	44.9
Other & product liability	73.1	—	45.4	45.4	—	62.1	62.1
Workers’ compensation	89.3	—	54.6	54.6	—	61.1	61.1
Other commercial	17.1	—	4.3	4.3	0.1	25.3	25.4
Total business	$476.0	$15.7	$288.3	$304.0	3.3	60.6	63.9
ULAE	—	—	—	27.3	—	—	5.7
Total Loss and LAE	$476.0	$15.7	$288.3	$331.3	3.3	60.6	69.6

2014
Commercial auto	$98.5	$0.8	$56.6	$57.4	0.8	57.5	58.3
Commercial multi-peril	118.0	7.0	68.1	75.1	6.0	57.6	63.6
Fire & allied lines	77.4	8.7	34.1	42.8	11.3	44.0	55.3
Other & product liability	70.2	—	32.6	32.6	—	46.5	46.5
Workers’ compensation	78.1	—	45.9	45.9	—	58.8	58.8
Other commercial	17.7	—	5.3	5.3	(0.3)	30.3	30.0
Total business	$459.9	$16.5	$242.6	$259.1	3.6	52.8	56.4
ULAE	—	—	—	20.9	—	—	4.5
Total Loss and LAE	$459.9	$16.5	$242.6	$280.0	3.6	52.8	60.9

2013
Commercial auto	$93.0	$0.8	$53.2	$54.0	0.9	57.1	58.0
Commercial multi-peril	108.1	11.2	57.1	68.3	10.3	52.9	63.2
Fire & allied lines	77.0	8.6	28.6	37.2	11.1	37.3	48.4
Other & product liability	68.0	—	35.6	35.6	—	52.3	52.3
Workers’ compensation	69.3	—	38.4	38.4	—	55.5	55.5
Other commercial	18.1	0.3	7.4	7.7	2.0	40.4	42.4
Total business	$433.5	$20.9	$220.3	$241.2	4.8	50.8	55.6
ULAE	—	—	—	21.1	—	—	4.9
Total Loss and LAE	$433.5	$20.9	$220.3	$262.3	4.8	50.8	60.5

Net written premiums for the business insurance segment for the years ended December 31, 2015 and 2014 increased 1.4% and 5.9% when compared to 2014 and 2013, respectively (Table 3). The 2015 increase in premiums was primarily due to growth in mono-line workers’ compensation business. The 2014 increase in premiums was primarily due to growth in workers’ compensation, commercial auto and commercial multi-peril, resulting from (i) new business growth in workers’ compensation, (ii) writing policies with larger average premiums for new business accounts in commercial auto and commercial multi-peril, (iii) achieving rate increases, and (iv) higher retention.
During 2015, the following efforts were initiated with the objective of improving the competitiveness of our business insurance products while at the same time improving underwriting results:

•
Technology - in addition to our personal lines products, our technology transition plan encompasses certain products within our business insurance segment, primarily business owners’ policy and small commercial auto business, which we anticipate introducing to our business insurance agents beginning in late 2016;

•
Underwriting Improvements - during the second half of 2015, business insurance underwriting management performed an in-depth review of underwriting processes for the commercial auto business in response to higher than anticipated losses. As a result of this review, management addressed identified gaps by introducing an updated pricing model and updated underwriting procedures to provide greater consistency with respect to driver evaluation, risk assessment and vehicle classification; and,

•
Claims - in connection with an overall re-alignment of the claims unit, a dedicated commercial auto claims unit was created to provide more effective and efficient handling of commercial auto claims. In addition, processes were initiated to evaluate our claims handling processes, including coverage interpretation and vendor utilization in order to identify opportunities to reduce or eliminate claims leakage.

The business insurance segment’s SAP catastrophe loss and ALAE ratio for 2015 was 3.3% compared to 3.6% and 4.8%, in 2014 and 2013, respectively (Table 4). The improvements in 2015 and 2014 were primarily due to fewer and less severe catastrophe events during the years ended 2015 and 2014 compared to 2014 and 2013, respectively.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 was 60.6% compared to 52.8% and 50.8% in 2014 and 2013, respectively (Table 4). The 7.8 point increase in the 2015 ratio when compared to 2014 (Table 4) was primarily due to commercial auto, other & product liability and commercial multi-peril lines ratio increases of 24.9 points, 15.6 points and 3.6 points, respectively (Table 4). The increase in the commercial auto ratio was due to an increase in frequency and severity loss trends in third party liability and physical damage coverages when compared to 2014. The elevated severity trends in third party liability coverages also contributed to adverse development of prior accident year losses. The increase in the other & product liability ratio was primarily due to less favorable development of prior accident year losses and an increase in the severity of losses during the current accident year when compared to 2014. The increase in the commercial multi-peril ratio was due to an increase in the severity of losses during the current accident year when compared to 2014. Partially offsetting these increases was an 8.2 point improvement in the fire & allied lines ratio when compared to 2014 (Table 4), due to fewer and less severe losses, and an elevated level of large fire losses during the first six months of 2014 as well as the extreme cold weather during the first quarter of 2014.
The business insurance segment’s 2014 SAP non-catastrophe loss and ALAE ratio increased 2.0 points when compared to 2013 (Table 4), primarily due to the commercial multi-peril, fire & allied and workers’ compensation lines ratio increases of 4.7 points, 6.7 points and 3.3 points, respectively (Table 4). The increase in the commercial multi-peril ratio was due to an increase in large loss activity during the third quarter of 2014 in addition to wind events, large fire losses and the extreme cold weather during the first quarter of 2014. The increase in the fire & allied lines ratio was due to large fire losses during the first half of 2014 and the extreme cold weather during the first quarter of 2014. Partially offsetting these increases were improvements in the other & product liability and other commercial ratios when compared to 2013 (Table 4). These improvements were primarily the result of prior period rate actions emerging in earned premiums and greater favorable development of prior accident year losses in 2014 when compared to 2013.
Specialty Insurance Segment
In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.
As a result of changes to our reporting structure that occurred during late 2015, effective December 31, 2015, the workers’ compensation unit moved from the specialty insurance segment to the business insurance segment. Prior reporting periods have been restated to conform to the new presentation.
The following table sets forth the net written premiums by unit for our specialty insurance segment for the years ended December 31, 2015, 2014 and 2013.
Table 5

($ millions)	2015	2014	2013
Net Written Premiums
E&S property	$32.9	40.5	34.7
E&S casualty	70.5	60.9	42.0
Programs	107.6	87.6	73.2
Total specialty	$211.0	$189.0	$149.9

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2015, 2014 and 2013:
Table 6

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2015
E&S property	$37.4	$0.1	$(1.8)	$(1.7)	0.3	(4.8)	(4.5)
E&S casualty	64.0	—	41.2	41.2	—	64.4	64.4
Programs	101.3	0.2	81.7	81.9	0.2	80.7	80.9
Total specialty	$202.7	$0.3	$121.1	$121.4	0.2	59.7	59.9
ULAE	—	—	—	8.0	—	—	4.0
Total Loss and LAE	$202.7	$0.3	$121.1	$129.4	0.2	59.7	63.9

2014
E&S property	$38.1	$1.9	$1.9	$3.8	4.8	5.2	10.0
E&S casualty	48.6	—	20.0	20.0	—	41.3	41.3
Programs	76.1	—	147.4	147.4	—	193.4	193.4
Total specialty	$162.8	$1.9	$169.3	$171.2	1.1	104.0	105.1
ULAE	—	—	—	5.0	—	—	3.1
Total Loss and LAE	$162.8	$1.9	$169.3	$176.2	1.1	104.0	108.2

2013
E&S property	$31.1	$1.3	$3.9	$5.2	4.2	12.5	16.7
E&S casualty	39.3	—	20.3	20.3	—	51.7	51.7
Programs	87.1	0.1	87.4	87.5	0.2	100.2	100.4
Total specialty	$157.5	$1.4	$111.6	$113.0	0.9	70.8	71.7
ULAE	—	—	—	5.2	—	—	3.3
Total Loss and LAE	$157.5	$1.4	$111.6	$118.2	0.9	70.8	75.0

Net written premiums for the specialty insurance segment for the year ended December 31, 2015 increased 11.6% when compared to 2014 (Table 5). The increase in premiums was primarily due to (i) the Partners General Agency acquisition in 2014, (ii) new programs added during the second half of 2014, and (iii) growth in general liability and umbrella policies in the E&S casualty unit. Partially offsetting the 2015 growth was a decline in the E&S property unit premiums due to continued intense competition within the catastrophe-exposed property marketplace, which has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 was 59.7%, compared to 104.0% and 70.8% in 2014 and 2013, respectively (Table 6). The decrease in 2015 when compared to 2014 (Table 6) was due to RED reserve strengthening during 2014.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2014 increased 33.2 points when compared to 2013 (Table 6). The increase was due to reserve strengthening for terminated RED program business which is in run-off. Beginning in the third quarter 2013, we increased our involvement in managing litigated and higher severity RED program claim files. During the third quarter 2014, we assumed full file management of claim files for certain terminated RED programs from the third party administrators that had been managing the claims and performed a detailed, ground up analysis of those files, which we completed in the fourth quarter 2014. For the year ended December 31, 2014, RED reserves were strengthened by $96.7 million, which included the net cost of the ADC reinsurance agreement, compared to reserve strengthening in 2013 of $21.3 million.
The programs unit 2015 SAP non-catastrophe loss and ALAE ratio improved 112.7 points when compared to 2014 (Table 6) as a result of RED reserve strengthening in 2014 which added 127.1 points to the 2014 ratio. Excluding RED reserve strengthening, the ratio increased 14.3 points when compared to pro forma 2014, primarily due to higher current accident year losses due to increased severity in three programs with commercial auto exposures. In addition, prior accident year losses developed adversely for certain programs, including those in runoff.

The E&S property unit’s 2015 SAP non-catastrophe loss and ALAE ratio improved 10.0 points when compared to 2014 (Table 6), primarily due to lower current year losses. The E&S property unit’s 2014 SAP non-catastrophe loss and ALAE ratio improved 7.3 points when compared to 2013 (Table 6), primarily due to prior year rate actions emerging in earned premiums and favorable prior accident year loss development.
The E&S casualty unit’s 2015 SAP non-catastrophe loss and ALAE ratio increased 23.1 points, when compared to 2014 (Table 6), primarily due to (i) a shift in the business mix attributable to the Partners General Agency acquisition in the second quarter of 2014, and (ii) adverse development of prior accident year losses during 2015 and favorable development of prior accident year losses during 2014. The E&S casualty unit’s 2014 SAP non-catastrophe loss and ALAE ratio improved 10.4 points, when compared to 2013 (Table 6), primarily due to prior year rate actions emerging in earned premiums.

Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	% GAAP Loss and LAE Ratio	2014	% GAAP Loss and LAE Ratio	2013	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$852.8	67.1	$726.2	67.6	$741.0	70.2
Prior years	10.0	0.8	45.1	4.2	(21.2)	(2.0)
Total losses and loss expenses	$862.8	67.9	$771.3	71.8	$719.8	68.2

As shown above, the 2015 loss and loss expenses attributable to prior years was $10.0 million, or an unfavorable development in the estimated ultimate liability for prior years’ claims.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year by line of business for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
	Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal insurance segment:
Personal auto	$(11.0)	$2.7	$(1.8)
Homeowners	1.6	2.9	2.9
Other personal	—	0.8	(0.1)
Personal segment	(9.4)	6.4	1.0

Business insurance segment:
Commercial auto	(10.5)	5.3	8.0
Commercial multi-peril	(1.0)	(2.1)	1.2
Fire & allied lines	1.3	1.2	0.7
Other & product liability	3.8	11.9	8.3
Workers' compensation	5.1	5.6	12.3
Other commercial	0.9	0.4	(1.0)
Business segment	(0.4)	22.3	29.5

Specialty insurance segment:
E&S property	5.3	3.9	1.3
E&S casualty	(2.7)	3.1	(0.1)
Programs	(9.7)	(98.5)	(23.9)
Specialty segment	(7.1)	(91.5)	(22.7)

Cat loss and ALAE	0.7	5.2	5.4
ULAE	6.2	12.5	8.0
Total	$(10.0)	$(45.1)	$21.2

The personal insurance segment’s non-catastrophe loss and ALAE reserves developed adversely in 2015 compared to favorable development in 2014 and 2013, respectively. The adverse development in 2015 was due to increased bodily injury severity trends in personal auto that resulted in higher ultimate loss and LAE estimates for prior accident years.
The business insurance segment’s non-catastrophe loss and ALAE reserves developed adversely in 2015 compared to favorable development in 2014 and 2013, respectively, primarily due to adverse development in commercial auto and commercial multi-peril partially offset by favorable development in other lines within the segment, principally other & product liability and workers’ compensation. Similar to the development within personal auto, the adverse development of non-catastrophe loss and ALAE reserves for commercial auto in 2015 was due primarily to higher bodily injury severity trends when compared to 2014 and 2013. For the year ended December 31, 2014, the business insurance segment’s non-catastrophe loss and ALAE reserves developed favorably by $22.3 million, driven primarily by commercial auto, other & product liability and workers’ compensation. The favorable development within these lines was attributable to lower than expected severity emerging from prior accident years.
The specialty insurance segment’s non-catastrophe loss and ALAE reserves developed adversely in 2015, 2014 and 2013 due to the programs unit. The adverse development within the programs unit for the year ended December 31, 2015 was primarily due to higher bodily injury severity trends for programs with commercial auto exposures, while adverse development for both 2014 and 2013 was attributable to RED reserve strengthening of $96.7 million and $21.3 million, respectively.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2015:

($ millions) Accident Year	2015
Redundancy /(Deficiency)
2005 and prior	$1.1
2006	(0.2)
2007	(0.1)
2008	1.8
2009	2.0
2010	3.4
2011	(1.7)
2012	(2.8)
2013	(11.5)
2014	(2.0)
Total	$(10.0)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2015 resulted primarily from accident year 2013. The more notable items contributing to the 2015 development were as follows:

•	ULAE was $6.2 million lower than anticipated in the reserves at December 31, 2014.

•	We experienced favorable catastrophe loss development of $0.7 million in 2015 related to catastrophe losses primarily from accident year 2014.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $9.8 million of unfavorable development. The personal insurance segment contributed $9.4 million of the adverse development, due to higher than anticipated bodily injury severity trends from the 2014 and 2013 accident years in personal auto. The business insurance segment contributed $0.4 million of unfavorable development, with adverse development in commercial auto offset by favorable development in other & product liability and workers’ compensation. Higher than anticipated bodily injury severity from the prior two accident years contributed to the commercial auto development, while the favorable development in the other & product liability and workers’ compensation lines was due to lower than anticipated severity emerging from multiple accident years.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $7.1 million of adverse development, which was due to programs and E&S casualty with unfavorable development of $9.7 million and $2.7 million, respectively. Unfavorable development in programs was due to higher than expected severity in programs with commercial auto exposure. Partially offsetting the unfavorable development was favorable development of $5.3 million in the E&S property unit due to lower than anticipated severity emerging from accident year 2014.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2014:

($ millions) Accident Year	2014
Redundancy /(Deficiency)
2004 and prior	$1.4
2005	0.3
2006	0.5
2007	0.5
2008	1.3
2009	3.9
2010	(4.5)
2011	(21.4)
2012	(37.2)
2013	10.1
Total	$(45.1)

The adverse development in 2014 resulted primarily from accident years 2012 and 2011. The more notable items contributing to the 2014 development were as follows:

•	ULAE was $12.5 million lower than anticipated in the reserves at December 31, 2013.

•	We experienced favorable catastrophe loss development of $5.2 million in 2014 related to catastrophe losses primarily from accident year 2013.

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $28.7 million of favorable development. The business insurance segment contributed $22.3 million of this favorable development, due to other & product liability, workers' compensation and commercial auto. The favorable development in these lines was due to lower than anticipated severity from accident years 2013 and prior. The personal insurance segment contributed $6.4 million of this favorable development, primarily from accident year 2013.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $91.5 million of adverse development related primarily to accident years 2011 and 2012, which was due to RED reserve strengthening. Partially offsetting the unfavorable development of RED reserves was favorable development in the E&S property and casualty units. Favorable development in these lines was due to better than anticipated severity emerging primarily from the 2012 and 2013 accident years.

The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2013:

($ millions) Accident Year	2013
Redundancy /(Deficiency)
2003 and prior	$(0.9)
2004	0.9
2005	(0.1)
2006	0.4
2007	1.3
2008	0.8
2009	4.8
2010	7.1
2011	2.8
2012	4.1
Total	$21.2

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

•
In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves contributed $30.6 million of favorable development related to the prior four accident years, primarily in workers' compensation, other & product liability, commercial auto and homeowners. The favorable workers' compensation line development was primarily attributable to better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012. The favorable development in the other & product liability, commercial auto and homeowners lines was due to lower than anticipated severity in the casualty lines.

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves contributed $22.7 million of adverse development related to the prior three accident years, which was primarily due to RED reserve strengthening.

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2015 and 2014:

($ millions)	2015	2014	$ Change
Personal insurance segment:
Personal auto	$182.1	$176.0	$6.1
Homeowners	37.2	18.2	19.0
Other personal	7.7	7.7	—
Total personal	227.0	201.9	25.1
Business insurance segment:
Commercial auto	97.1	79.0	18.1
Commercial multi-peril	109.1	94.2	14.9
Fire & allied lines	17.4	19.9	(2.5)
Other & product liability	161.2	154.2	7.0
Workers’ compensation	167.3	153.6	13.7
Other business	1.5	2.5	(1.0)
Total business	553.6	503.4	50.2
Specialty insurance segment:
E&S property	4.5	8.3	(3.8)
E&S casualty	96.6	69.9	26.7
Programs	165.4	190.1	(24.7)
Total specialty	266.5	268.3	(1.8)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,047.1	$973.6	$73.5

The loss and loss expenses payable at December 31, 2015 increased $73.5 million from the loss and loss expenses payable at December 31, 2014. The increase in the homeowners losses and loss expenses payable balance was attributable to fewer ceded losses and loss expenses due to the absence of the HO QS Arrangement in 2015 compared to 2014. The increase in the commercial auto loss and loss expenses payable was primarily due to strengthening prior year reserves and reflecting higher severity in our loss estimates. The increase in the E&S casualty loss and loss expenses payable was primarily attributable to an increase in the volume of business due to the Partners General Agency acquisition. The change in the programs loss and loss expenses payable was primarily due to payments on outstanding RED claims during 2015.
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
Acquisition and Operating Expenses
Our GAAP expense ratio was 33.6% in 2015 compared to 33.7% and 33.6% in 2014 and 2013, respectively.
Our acquisition and operating expenses were $426.8 million in 2015 compared to $361.9 million and $354.8 million in 2014 and 2013, respectively. Acquisition and operating expenses for 2015 were flat compared to pro forma 2014 (Reconciliation Table 1). In connection with management’s overall expense initiatives and organizational goals, during the fourth quarter of 2015, we recognized $6.8 million of severance expenses for (i) an early retirement incentive offered to eligible employees and (ii) headcount reductions within our underwriting, claims and information technology departments. The severance expenses recognized during the fourth quarter of 2015 were offset by lower bonus and contingent commission expenses. The increase from 2013 to 2014 was primarily a result of (i) $4.6 million of employee severance expenses recognized as a result of the reorganization of our IT department and (ii) increased contingent commissions and incentive compensation expenses. Partially offsetting these increases was the recognition of $19.0 million of profit commission in 2014 in accordance with the terms of the HO QS Arrangement.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised mostly of debt issues rated A or higher. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At December 31, 2015, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
Our internally managed equity portfolio invests in U.S. large-cap, companies across many different industries selected based upon their potential for appreciation. This diversification across companies and industries reduces volatility in the value of the large-cap equity portfolio. Our investment policy guidelines limit the purchase of a specific stock to no more than 5.0% of the market value of the stock at the time of purchase, and no single equity holding should exceed 5.0% of the total equity portfolio. In addition, we also invest in U.S. large-cap, dividend-paying exchange traded funds which adds to the diversification of the portfolio by allowing us to invest in a large number of companies via one security.
Our externally managed equity portfolios invest in U.S. small-cap equities and international funds. These managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside investment managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us; however, there may be slight differences in their objectives when compare to how we manage our large-cap equity holdings.
At December 31, 2015, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2015 and 2014:

($ millions)	2015	% of Total	2014	% of Total
Cash and cash equivalents	$58.1	2.3	$86.3	3.5
Fixed maturities, at fair value:
Fixed maturities	1,856.7	73.4	1,680.0	68.7
Treasury inflation-protected securities	144.0	5.7	211.9	8.7
Total fixed maturities	2,000.7	79.1	1,891.9	77.4
Notes receivable from affiliate (1)	70.0	2.8	70.0	2.9
Equity securities, at fair value:
Large-cap securities	241.0	9.5	242.2	9.9
Small-cap securities	69.6	2.8	68.2	2.8
Total equity securities	310.6	12.3	310.4	12.7
Other invested assets, at fair value:
International instruments	77.0	3.0	72.9	3.0
Other invested assets	8.1	0.3	7.4	0.3
Total other invested assets, at fair value	85.1	3.3	80.3	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,529.8	100.0	$2,444.2	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2015:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$26.4	$26.7
Due after 1 year through 5 years	492.9	499.4
Due after 5 years through 10 years	293.4	293.2
Due after 10 years	711.4	724.3
U.S. government agencies residential mortgage-backed securities	448.8	457.1
Total	$1,972.9	$2,000.7

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2015, our equity portfolio consisted of approximately 65 different large-cap stocks and 69 small-cap stocks. The largest single fund holding was 13.0% of the equity portfolio based on fair value and the top ten positions accounted for 34.1% of the equity portfolio. At December 31, 2014, our equity portfolio consisted of approximately 32 different large-cap stocks and 72 small-cap stocks. The largest single fund holding was 16.3% of the equity portfolio based on fair value, and the top ten positions accounted for 50.1% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a smaller allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.85 and 4.32 as of December 31, 2015 and 2014, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2015:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$245.7	$235.0	$224.4	$213.0	$201.9
Obligations of states and political subdivisions	909.7	868.2	824.8	777.0	727.9
Corporate securities	529.6	512.3	494.4	475.5	457.0
U.S. government agencies mortgage-backed securities	485.7	474.2	457.1	436.2	413.9
Balance as of December 31, 2015	$2,170.7	$2,089.7	$2,000.7	$1,901.7	$1,800.7

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 64.4% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2015, approximately $457.1 million, or 22.9%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
At December 31, 2015, our fixed maturity investment portfolio included obligations of states and political subdivisions with a total carrying value of $824.8 million, with $123.8 million of these securities, or 15.0% of our municipal securities portfolio (“Muni Portfolio”), enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. At December 31, 2015, 70.5% of the total $824.8 million of municipal securities in our investment portfolio were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, at December 31, 2015, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2015:

($ millions)
Rating	Total fair value	%
AAA	$42.3	5.1
AA*	539.7	65.4
A	219.9	26.7
Other	22.9	2.8
Total	$824.8	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.
The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2015:

($ millions)	Total fair value
Monoline Insurer / Underlying Rating
Assured Guaranty Municipal Corp.:
AA	$59.1
A	11.5
70.6
AMBAC:
AA	14.7
A	3.6
18.3
National Public Finance Guarantee:
AA	23.3
A	9.4
32.7
XLCA:
A	2.2
Total municipal securities enhanced by third party monoline insurers	$123.8

We believe our Muni Portfolio is well diversified by issuer and state. We have 18.5% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 12.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 51.4% of our Muni Portfolio and state and local government general obligation bonds make up 18.3% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
Generally, we reinvest the proceeds from the call, maturity, or sale of securities within our Muni Portfolio, into both tax exempt and taxable fixed income securities with lower rates of return.

At December 31, 2015, our small-cap and large-cap equity portfolios had a beta of 0.41 and 1.02, respectively, using the Russell 2000 and the S&P 500 Index as benchmarks, respectively. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the small-cap and large-cap equity portfolios given a change in the S&P 500 Index at December 31, 2015:

Small-cap equity portfolio:
Fair value ($ millions)	$75.3	$72.5	$69.6	$66.7	$63.9
Change in Russell 2000 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	108%	104%	100%	96%	92%

Large-cap equity portfolio:
Fair value ($ millions)	$290.2	$265.6	$241.0	$216.4	$191.8
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%
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
At December 31, 2015, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.70 and 0.85 respectively, using the MSCI EAFE Index as a benchmark. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2015:

Fund 1:
Fair value ($ millions)	$38.0	$35.6	$33.3	$31.0	$28.6
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2:
Fair value ($ millions)	$51.1	$47.4	$43.7	$40.0	$36.3
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	117%	108%	100%	92%	83%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2015, 2014 and 2013:

($ millions)	Year Ended December 31
	2015	2014	2013
Gross investment income:
Fixed maturities	$61.3	$64.3	$63.2
Equity securities	6.5	6.2	6.0
Other	5.9	6.2	5.7
Total gross investment income	73.7	76.7	74.9
Less: Investment expenses	2.0	2.0	2.1
Net investment income	$71.7	$74.7	$72.8

Average invested assets (at cost)	$2,313.3	$2,153.7	$2,134.3
Annualized investment yield	3.1%	3.5%	3.4%
Annualized investment yield, after tax	2.4%	2.6%	2.7%
Net investment income, after tax	$55.3	$57.0	$56.7
Effective tax rate	22.8%	23.7%	22.1%

Our investment operations revenue for the year ended December 31, 2015 was primarily impacted by a decrease of $3.3 million in Treasury Inflation-Protected Securities (“TIPS”) interest income. Because TIPS are dependent on changes in the Consumer Price Index, they are directly impacted by the change in the rate of inflation (as inflation declines TIPS income decreases and vice versa). Interest earned on our fixed maturity securities in 2014 increased slightly compared to 2013, primarily due to an increase of $0.9 million in TIPS income.
The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015		2014		2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$4.6	$180.7	$3.1	$159.9	$2.5	$108.1
Equity securities	29.6	135.1	21.3	89.2	26.1	98.9
Other invested assets	0.2	0.7	0.1	0.1	0.1	0.2
Total realized gains	$34.4	$316.5	$24.5	$249.2	$28.7	$207.2
Realized losses:
Equity securities:
Sales	$(1.8)	$9.7	$(1.3)	$10.4	$(1.2)	$7.4
OTTI	(7.9)	—	(2.5)	—	(4.0)	—
Fixed maturities:
Sales	—	—	—	—	(0.3)	5.2
Total realized losses	$(9.7)	$9.7	$(3.8)	$10.4	$(5.5)	$12.6
Net realized gains on investments	$24.7	$326.2	$20.7	$259.6	$23.2	$219.8

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize any impairments on our fixed maturity portfolio during 2015, 2014, or 2013.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015		2014		2013
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(2.2)	1	$(0.3)	2	$(1.8)
Small-cap securities	41	(5.7)	33	(2.2)	26	(2.2)
Total OTTI	42	$(7.9)	34	$(2.5)	28	$(4.0)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2015, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2015:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	18	$(2.0)	19	$224.4
Obligations of states and political subdivisions	804.0	22.5	222	(1.7)	16	824.8
Corporate securities	500.3	5.8	47	(11.7)	47	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	55	(3.2)	29	457.1
Total fixed maturities	1,972.9	46.4	342	(18.6)	111	2,000.7
Equity Securities:
Large-cap securities	211.9	34.2	41	(5.1)	24	241.0
Small-cap securities	53.3	16.5	68	(0.2)	1	69.6
Total equity securities	265.2	50.7	109	(5.3)	25	310.6
Other invested assets	56.9	28.3	2	(0.1)	1	85.1
Total available-for-sale investments	$2,295.0	$125.4	453	$(24.0)	137	$2,396.4

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2015 and 2014, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2015:

($ millions)	2015	2014	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$27.8	$60.6	$(32.8)
Equity securities	45.4	74.9	(29.5)
Other invested assets	28.2	29.8	(1.6)
Unrealized gains	101.4	165.3	(63.9)
Deferred federal income tax liability	(32.9)	(55.3)	22.4
Unrealized gains, net of tax	$68.5	$110.0	$(41.5)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2015.
As of December 31, 2015, Level 3 assets as a percentage of total assets were 0.1%, which we have determined to be insignificant.

Other Items
Income Taxes
For the year ended December 31, 2015, the federal income tax expense was $16.1 million compared to an income tax benefit of $80.6 million for 2014 and an income tax expense of $0.5 million for 2013. The change from 2014 to 2015 was primarily due to the $82.6 million of deferred tax benefit resulting from the reversal of the valuation allowance against net deferred tax assets at December 31, 2014, as well as greater taxable income in 2015.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2015, 2014 and 2013.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2015, 2014 or 2013.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2015 and 2014, we had $58.1 million and $86.3 million, respectively, in cash and cash equivalents, and $2,396.4 million and 2,282.6 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.8 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2015 and 2014. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 7.

Net cash provided by operating activities was $149.8 million, 75.6 million and $72.1 million in 2015, 2014 and 2013, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.  The change from 2015 compared to 2014 and 2013 was primarily due to the expiration of the HO QS Arrangement at December 31, 2014, resulting in STFC receiving return premium of $63.5 million during the first quarter of 2015.
Net cash used in investing was $167.7 million and $56.5 million and $23.0 million in 2015, 2014 and 2013, respectively. The following factors significantly contributed to the fluctuations between those years:

•
The change in 2015 from 2014 was primarily due to the reinvestment of proceeds received from the expiration of the HO QS Arrangement along with the reduction of our average cash on hand balances through additional fixed income and equity purchases.

•	The change in 2014 from 2013 was primarily attributable to the level of purchases, sales and maturities in our investment portfolio.
Borrowing Arrangements
Credit Facility
State Auto P&C has a credit facility (the “SPC Credit Facility”) with a syndicate of lenders that provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of December 31, 2015, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
FHLB Loan
State Auto P&C, a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”), has a term loan with the FHLB in the principal amount of $85.0 million maturing in July 2033 (the “FHLB Loan”). The FHLB Loan is callable after July 11, 2016 with no prepayment penalty. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the FHLB Loan, along with cash on hand, were used by State Auto Financial to redeem all of its outstanding Senior Notes.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2015 and 2014 were 4.61% and 4.44%, respectively.

Notes Payable Summary
The following table sets forth our notes payable at December 31, 2015:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.61%
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.3	85.5	5.03%
Total notes payable	$100.8	$101.0

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2015, we had $15.5 million notes payable with variable interest and $85.3 million notes payable with interest fixed at 5.03%, which equated to approximately 15.3% variable interest debt and 84.7% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.
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
Expired Homeowners Quota Share Reinsurance Arrangement
On December 31, 2011, the State Auto Group entered into the HO QS Arrangement, which was a three-year quota share reinsurance agreement covering our homeowners line of business. Under the HO QS Arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired December 31, 2014.
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
At December 31, 2014, the State Auto Group entered into an ADC reinsurance agreement that provided $40.0 million of coverage for adverse development in excess of carried reserves for the terminated RED restaurant program.

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
The State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering E&S property and programs catastrophe related events affecting at least two risks. Under this agreement, the State Auto Group retains the first $15.0 million of catastrophe loss, each occurrence, with a 15.0% co-participation on the next $40.0 million of covered loss, each occurrence. The reinsurers are responsible for 85.0% of the excess over $15.0 million up to $55.0 million of covered loss, each occurrence. The rates for this reinsurance agreement are negotiated annually.
Property Per Risk
At June 1, 2015, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for E&S property and programs units, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 75.0% of the loss in excess of $1.0 million for the E&S property and programs units and 100.0% of the loss excess of $3.0 million for other property business up to $20.0 million of covered loss. The rates for this reinsurance agreement are negotiated annually.
Casualty and Workers’ Compensation
As of July 1, 2015, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers’ compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million in annual aggregate retention. The reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. E&S casualty and programs units risks are not subject to this casualty excess of loss reinsurance agreement.
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
For E&S casualty and programs unit risks, the State Auto Group has a combined casualty treaty whereby under Section A, we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million for all primary business with policy limits issued greater than $1.0 million.  A  separate retention of $1.0 million applies to lead excess business (excess business written directly above a primary policy), and the reinsurers are responsible for 90.0% of loss in excess of $1.0 million up to $10.0 million.  For lead excess business to be ceded to Section A the excess limits issued must be greater than $1.0 million. Under Section B, as respects non-lead excess policies, we have a $10.0 million proportional agreement where we retain $1.0 million of each risk and the reinsurers are responsible for 90.0% of loss for each risk based on the percentage the $1.0 million we retain bears to the total policy limit.  Also under Section B, if we write a non-lead excess policy and also write the primary policy for the same insured, there is a separate $1.0 million retention for the primary policy. Under Section C, with respect to policies at $1.0 million or less, we retain the first $1.25 million of Extra Contractual Obligations/Excess of Policy Limits (“ECO/XPL”) and LAE coverage for policies with limits of $1.0 million or less, and the reinsurers are responsible for 90.0% of ECO/XPL and LAE coverage in excess of $1.25 million up to $4.0 million. The rates for these reinsurance agreements are negotiated annually.

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2015:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,047.1	430.6	367.1	133.9	115.5
Notes payable(2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.0	—	—	—	85.0
Total notes payable	100.5	—	—	—	100.5
Interest payable (2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	12.4	0.7	1.4	1.4	8.9
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	74.9	4.3	8.6	8.6	53.4
Total interest payable	87.3	5.0	10.0	10.0	62.3
Postretirement benefits	13.8	1.4	3.0	2.8	6.6
Pension funding(4)	54.8	5.5	9.7	10.1	29.5
Total	$1,303.5	$442.5	$389.8	$156.8	$314.4

(1)
We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2015, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2015 of 0.4142% plus 4.20%, or 4.6142%.
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
Regulatory Considerations
At December 31, 2015, 2014 and 2013, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2015, 2014 and 2013:

Statutory Leverage Ratios	2015	2014	2013
State Auto P&C	1.5	1.5	1.4
Milbank	1.9	1.9	1.7
Weighted Average	1.6	1.5	1.4
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $81.4 million is available for payment to State Auto Financial from its insurance subsidiaries in 2015 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million, $20.0 million and $10.0 million in 2015, 2014 and 2013, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2015, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 453.7% to 8,151.7%.
Credit and Financial Strength Ratings
As of February 26, 2016, the State Auto Group’s financial strength rating from A.M. Best was A- (Excellent) with a stable outlook and its credit rating from A.M. Best was bbb- with a stable outlook.
The financial strength rating for the State Auto Group and expresses the opinion of the rating agency as to the ability of the State Auto Group to meet its ongoing obligations to policyholders. The A.M. Best financial strength rating influences our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are more fully described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in this Item 7. We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.
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
We regularly monitor our investment portfolio for declines in value that are other-than-temporarily impaired (“OTTI”), an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (i) the length of time and/or the significance of decline below cost; (ii) our ability and intent to hold these securities through their recovery periods; (iii) the current financial condition of the issuer and its future business prospects; and (iv) the ability of the market value to recover to cost in the near term. We recognize OTTI charges on our externally managed small-cap equity portfolio, as we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).
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
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. At December 31, 2015, MBE loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves were $1,037.2 million, within an estimated range of $897.2 million to $1,065.8 million.
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,065.8 million, the reserve increase of $28.6 million corresponds to an after-tax decrease of $18.6 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $897.2 million, the $140.0 million reserve decrease would add $91.0 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.

An important assumption underlying the loss reserve estimation methods for casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2015, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $70.2 million on reserves, or a $45.6 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.
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

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2015 and 2014. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2015 and 2014, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2015	2014
Direct loss and ALAE reserve:
STFC Pooled Companies	$508.1	477.8
Assumed by STFC Pooled Companies	529.1	472.7
Total direct loss and ALAE reserve	1,037.2	950.5
Direct ULAE reserve:
STFC Pooled Companies	27.9	27.0
Assumed by STFC Pooled Companies	25.5	22.9
Total direct ULAE reserve	53.4	49.9
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(20.4)	(20.4)
Assumed by STFC Pooled Companies	(4.3)	(3.4)
Total direct salvage and subrogation recoverable	(24.7)	(23.8)
Reinsurance recoverable	(5.9)	(9.6)
Assumed reinsurance	5.0	4.5
Reinsurance assumed by STFC Pooled Companies	(17.9)	2.1
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $5.9 million and $9.6 million in 2015 and 2014, respectively	$1,047.1	973.6

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2015 and 2014:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2015
Personal insurance segment:
Personal auto	$113.0	59.2	9.9	182.1
Homeowners	25.1	10.1	2.0	37.2
Other personal	5.4	2.1	0.2	7.7
Total personal	143.5	71.4	12.1	227.0
Business insurance segment:
Commercial auto	54.9	38.6	3.6	97.1
Commercial multi-peril	51.4	51.6	6.1	109.1
Fire & allied lines	15.2	1.7	0.5	17.4
Other & product liability	53.7	94.1	13.4	161.2
Workers’ compensation	59.2	99.7	8.4	167.3
Other commercial	0.8	0.6	0.1	1.5
Total business	235.2	286.3	32.1	553.6
Specialty insurance segment:
E&S property	1.3	1.7	1.5	4.5
E&S casualty	18.5	72.6	5.5	96.6
Programs	80.7	82.1	2.6	165.4
Total specialty	100.5	156.4	9.6	266.5
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$479.2	514.1	53.8	1,047.1

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2014
Personal insurance segment:
Personal auto	$114.1	52.7	9.2	176.0
Homeowners	12.1	4.2	1.9	18.2
Other personal	5.8	1.7	0.2	7.7
Total personal	132.0	58.6	11.3	201.9
Business insurance segment:
Commercial auto	43.9	31.7	3.4	79.0
Commercial multi-peril	43.7	45.3	5.2	94.2
Fire & allied lines	17.2	2.1	0.6	19.9
Other & product liability	46.2	94.0	14.0	154.2
Workers’ compensation	56.6	88.8	8.2	153.6
Other commercial	1.4	1.0	0.1	2.5
Total business	209.0	262.9	31.5	503.4
Specialty insurance segment:
E&S property	0.9	6.2	1.2	8.3
E&S casualty	11.2	54.2	4.5	69.9
Programs	101.1	87.1	1.9	190.1
Total specialty	113.2	147.5	7.6	268.3
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$454.2	469.0	50.4	973.6

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
Asbestos reserves are $1.2 million, and environmental reserves are $11.3 million, for a total of $12.5 million, or 1.2% of net losses and loss expenses payable. Asbestos reserves decreased $0.2 million and environmental reserves increased $0.8 million from 2014.
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
In October 2014, the Retirement Plans Experience Committee of the Society of Actuaries released reports summarizing updated statistics and analysis for actuaries to consider in the selection of the mortality assumptions used in the valuation of benefit plans, including new mortality tables that reflect updated mortality rates observed during 2004 through 2008. Previously, the pension plan valuation utilized a mortality table required to be used for purposes of minimum funding requirements under ERISA. For the December 31, 2014 valuation, the RP-2014 mortality table was used as a baseline for the mortality assumption and the

MP-2014 improvement scale with indefinite improvement was used to project future mortality rates. For the December 31, 2015 valuation, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. The January 1, 2016 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2015 benefit obligation for each of the benefit plans, we used a discount rate of 4.20% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2015 and net periodic benefit cost for the year ended December 31, 2016, a discount rate of 4.20% and an expected long-term rate of return on plan assets of 7.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability decreased $6.5 million for the year ended December 31, 2015 and increased $52.6 million for the year ended December 31, 2014.
The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2015 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2016, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2016. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	(0.25)%	4.20%	0.25%	(0.25)%	4.20%	0.25%
Benefit obligation	$292.0	281.3	271.3	$20.7	20.3	19.8
Net periodic benefit cost (benefit)	$13.3	12.2	11.0	$(4.4)	(4.4)	(4.4)

	Expected return on plan assets
	(0.25)%	7.00%	0.25%
Net periodic benefit cost	$12.8	12.2	11.7
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2015, our share of the State Auto Group’s ABO and PBO was $263.1 million and $281.3 million, respectively. At December 31, 2015, STFC’s share of the defined benefit pension plan’s fair value of the assets was $204.4 million, which resulted in an underfunded status within our balance sheet of $76.9 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2016.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $93.7 million at December 31, 2014, to $83.7 million at December 31, 2015. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 9, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2015, we recognized a federal income tax expense of $16.1 million compared to federal income tax benefit of $80.6 million for 2014 and a federal income tax expense of $0.5 million for 2013. The income tax benefit in 2014 was primarily due to the reversal of our deferred tax asset valuation allowance, which resulted in an income tax benefit of $82.6 million.
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. During 2011, we experienced a net loss due to the magnitude of record level catastrophe storm losses in the second quarter that significantly exceeded our projections. We considered both positive and negative evidence and concluded that a valuation allowance should be established.
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
The principal positive evidence that led us to determine at December 31, 2014 that the valuation allowance against our net deferred tax assets was no longer necessary included (i) three consecutive years of pre-tax income; (ii) cumulative three-year pre-tax income of $98.7 million through December 31, 2014; and (iii) expected future pre-tax income. Since the establishment of the valuation allowance in the second quarter of 2011, our homeowners line underwriting results, a key contributor to the initial establishment of the valuation allowance, have significantly improved. The improvement in our homeowners underwriting results is attributable to actions undertaken by management, including rate increases, deductible expansion, and changes in the geographic mix, among others. See the “Personal Insurance Segment” discussion included in this Item 7 for further information. Since 2011, underwriting results have also been impacted by our RED underwriting results, which included reserve strengthening in 2012, 2013 and 2014. Due to the actions taken in 2014, including the reserve strengthening and the placement of the ADC reinsurance agreement, which provides $40.0 million of adverse development cover over carried Loss and LAE reserves for the RED restaurant program, along with the fact that the RED program business has been terminated and is in run-off, future underwriting results are not expected to be materially impacted by RED underwriting results. See the “Specialty Insurance Segment” discussion included in this Item 7 for further information.
Management anticipates generating taxable income over the next three years that will allow for the realization of all of our net operating loss (“NOL”) carryforwards prior to the end of 2017. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2032.
The following table sets forth the components of our federal income tax expense for the years ended December 31, 2015 and 2014:

($ millions)	2015	2014
Income before federal income taxes	$67.3	$26.8

Current tax expense	2.9	0.1
Deferred tax expense	13.2	1.9
	16.1	2.0
Valuation allowance	—	(82.6)
Total federal income tax expense (benefit)	16.1	(80.6)
Net income	$51.2	$107.4

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of State Auto Financial Corporation
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 2, 2016

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of State Auto Financial Corporation
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 2, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 2, 2016

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2015	2014
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,972.9 and $1,831.3, respectively)	$2,000.7	$1,891.9
Equity securities, available-for-sale, at fair value (cost $265.2 and $235.5, respectively)	310.6	310.4
Other invested assets, available-for-sale, at fair value (cost $56.9 and $50.5, respectively)	85.1	80.3
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,471.7	2,357.9
Cash and cash equivalents	58.1	86.3
Accrued investment income and other assets	36.0	33.8
Deferred policy acquisition costs (affiliated net ceded $15.0 and affiliated net assumed $46.8, respectively)	129.1	126.5
Reinsurance recoverable on losses and loss expenses payable	5.9	9.6
Prepaid reinsurance premiums	6.8	6.1
Due from affiliate	5.9	40.1
Current federal income taxes	4.9	1.1
Net deferred federal income taxes	102.5	97.4
Property and equipment, at cost (net of accumulated depreciation of $6.3 and $6.1, respectively)	7.6	8.1
Total assets	$2,828.5	$2,766.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $532.4 and $494.3, respectively)	$1,053.0	983.2
Unearned premiums (affiliated net assumed $214.2 and $201.7, respectively)	616.3	612.4
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	100.8
Postretirement and pension benefits (affiliated net ceded $56.0 and $63.2, respectively)	104.0	117.3
Other liabilities (affiliated net ceded $8.4 and $5.1, respectively)	69.8	80.3
Total liabilities	1,943.9	1,894.0
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.1 and 47.7 shares issued, respectively, at stated value of $2.50 per share	120.4	119.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.3)	(116.0)
Additional paid-in capital	153.5	143.2
Accumulated other comprehensive income (affiliated net ceded $56.7 and $65.1, respectively)	37.6	71.7
Retained earnings	689.4	654.7
Total stockholders’ equity	884.6	872.9
Total liabilities and stockholders’ equity	$2,828.5	$2,766.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2015	2014	2013

Earned premiums (affiliated net assumed $437.6, $212.4 and $200.0, respectively)	$1,270.5	$1,074.1	$1,055.0
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	71.7	74.7	72.8
Net realized gain on investments:
Total other-than-temporary impairment losses	(7.9)	(2.5)	(4.0)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	32.2	23.2	27.2
Total net realized gain on investments	24.3	20.7	23.2
Other income (affiliates $2.1, $1.9 and $2.0, respectively)	2.1	3.2	2.0
Total revenues	1,368.6	1,172.7	1,153.0
Losses and loss expenses (affiliated net assumed $293.3, $250.8 and $162.5, respectively)	862.8	771.3	719.8
Acquisition and operating expenses (affiliated net assumed $313.0, $156.9 and $172.7, respectively)	426.8	361.9	354.8
Interest expense (affiliates $0.7, $0.7 and $0.7, respectively)	5.4	5.4	8.5
Other expenses	6.3	7.3	8.6
Total expenses	1,301.3	1,145.9	1,091.7
Income before federal income taxes	67.3	26.8	61.3
Federal income tax expense (benefit):
Current	2.9	0.1	0.5
Deferred	13.2	(80.7)	—
Total federal income tax expense (benefit)	16.1	(80.6)	0.5
Net income	$51.2	$107.4	$60.8
Earnings per common share:
Basic	$1.25	$2.63	$1.50
Diluted	$1.23	$2.60	$1.49
Dividends paid per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2015	2014	2013

Net income	$51.2	$107.4	$60.8
Other comprehensive loss, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during year	(39.2)	59.8	(27.1)
Reclassification adjustments for gains realized in net income	(24.7)	(20.7)	(23.2)
Income tax benefit (expense)	22.4	(13.7)	10.9
Total net unrealized holding (losses) gains on investments	(41.5)	25.4	(39.4)
Amortization of gain on derivative used in cash flow hedge	—	—	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial gain (loss) arising during period	5.3	(54.4)	32.5
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.4)	(5.5)	(5.5)
Net actuarial loss	11.5	6.9	9.1
Income tax (expense) benefit	(4.0)	18.5	—
Total net unrecognized benefit plan obligations	7.4	(34.5)	36.1
Other comprehensive loss	(34.1)	(9.1)	(3.4)
Comprehensive income	$17.1	$98.3	$57.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2015	2014	2013
Common shares:
Balance at beginning of year	47.7	47.5	47.3
Issuance of shares	0.4	0.2	0.2
Balance at end of year	48.1	47.7	47.5
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$119.3	$118.8	$118.1
Issuance of shares	1.1	0.5	0.7
Balance at end of year	$120.4	$119.3	$118.8
Treasury stock:
Balance at beginning of year	$(116.0)	(115.9)	(115.8)
Shares acquired on stock option exercises and vested restricted shares	(0.3)	(0.1)	(0.1)
Balance at end of year	$(116.3)	$(116.0)	$(115.9)
Additional paid-in capital:
Balance at beginning of year	$143.2	$137.5	$131.6
Issuance of common stock	5.2	2.9	3.4
Tax benefit from stock option exercises	0.3	—	—
Stock options granted	4.8	2.8	2.5
Balance at end of year	$153.5	$143.2	$137.5
Accumulated other comprehensive income:
Balance at beginning of year	$71.7	$80.8	$84.2
Change in unrealized holding gains (losses) on investments, net of tax	(41.5)	25.4	(39.4)
Amortization of gain on derivative used in cash flow hedge	—	—	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustments	7.4	(34.5)	36.1
Balance at end of year	$37.6	$71.7	$80.8
Retained earnings:
Balance at beginning of year	$654.7	$563.8	$519.1
Net income	51.2	107.4	60.8
Cash dividends paid (affiliates $10.4, $10.2 and $10.1, respectively)	$(16.5)	(16.5)	(16.1)
Balance at end of year	689.4	654.7	563.8
Total stockholders’ equity at end of year	$884.6	$872.9	$785.0

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net income	$51.2	$107.4	$60.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	15.7	11.7	13.5
Share-based compensation	4.5	3.6	4.1
Net realized gain on investments	(24.3)	(20.7)	(23.2)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(2.6)	(29.7)	(5.1)
Accrued investment income and other assets	(2.4)	0.2	(2.3)
Postretirement and pension benefits	(6.0)	(7.3)	(5.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.0	(1.9)	3.6
Other liabilities and due to/from affiliates, net	(39.9)	(50.8)	(0.9)
Losses and loss expenses payable	69.8	23.3	17.7
Unearned premiums	3.9	121.4	9.4
Excess tax (expense) benefit on share-based awards	(0.3)	—	0.1
Federal income taxes	13.7	(81.6)	(0.3)
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	63.5	—	—
Net cash provided by operating activities	$149.8	$75.6	$72.1
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(573.9)	$(431.4)	$(326.7)
Purchases of equity securities available-for-sale	(154.0)	(119.0)	(86.0)
Purchases of other invested assets	(6.9)	(1.8)	(5.5)
Maturities, calls and pay downs of fixed maturities available-for-sale	241.0	232.4	174.6
Sales of fixed maturities available-for-sale	180.7	163.5	113.3
Sales of equity securities available-for-sale	144.8	99.2	106.4
Sales of other invested assets available-for-sale	0.7	0.6	0.7
Net (disposals) additions of property and equipment	(0.1)	—	0.2
Net cash used in investing activities	$(167.7)	$(56.5)	$(23.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	$6.2	$3.5	$4.0
Payments to acquire treasury stock	(0.3)	(0.1)	(0.1)
Payments of dividends (affiliates $10.4, $10.2 and $10.1, respectively)	(16.5)	(16.5)	(16.1)
Payment of credit facility issue costs	—	—	(0.5)
Excess tax expense (benefit) on share-based awards	0.3	—	(0.1)
Proceeds from long-term debt	—	—	85.0
Redemption of long-term debt	—	—	(100.0)
Net cash used in financing activities	$(10.3)	$(13.1)	$(27.8)
Net (decrease) increase in cash and cash equivalents	(28.2)	6.0	21.3
Cash and cash equivalents at beginning of year	86.3	80.3	59.0
Cash and cash equivalents at end of year	$58.1	$86.3	$80.3
Supplemental disclosures:
Interest paid (affiliates $0.7, $0.7 and $0.7, respectively)	$5.3	$5.2	$8.5
Federal income taxes paid	$6.4	$1.0	$0.8

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
The Company’s insurance subsidiaries, domiciled in Ohio and Iowa, are required to prepare statutory basis financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. The Ohio and Iowa Departments of Insurance require insurers domiciled in their respective states to prepare statutory financial statements in accordance with National Association of Insurance Commissioners’ (“NAIC”) statutory accounting practices. Permitted statutory accounting practices are those practices that differ either from state-prescribed statutory accounting practices or NAIC statutory

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

accounting practices. The Company’s insurance subsidiaries do not apply any statutory accounting practices that would be considered a prescribed statutory accounting practice that differs from NAIC statutory accounting practices.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the realization of deferred tax assets. In connection with the determination of losses and loss expenses payable, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, management considers all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive loss. These estimates by their nature are subject to uncertainties for various reasons.
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
f. Deferred Acquisition Costs
Acquisition costs, consisting of net commissions (including ceding commissions), premium taxes and certain underwriting expenses related to the successful acquisition or renewal of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements reimburse us for both deferrable and non-deferrable acquisition costs. Excess ceding commissions are amortized in proportion to net revenue

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

recognized on the underlying policies resulting in excess ceding commissions being recognized as a reduction of acquisition and operating expenses.
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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Balance, beginning of year	$126.5	$96.8	$91.7
Acquisition costs deferred	285.6	251.5	214.6
Acquisition costs amortized to expense	(283.0)	(221.8)	(209.5)
Balance, end of year	$129.1	$126.5	$96.8

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $24.7 million and $23.8 million at December 31, 2015 and 2014, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Premiums
Premiums are recognized as earned prorata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
j. Comprehensive Income
Comprehensive income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive (loss) income. Other comprehensive (loss) income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale investments, derivative instruments and unrecognized benefit plan obligations, adjusted for deferred federal income taxes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

k. New Accounting Standards
Pending Adoption of Recent Accounting Pronouncements
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Specifically the guidance (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets.  The guidance is effective beginning January 1, 2018 and the Company is currently evaluating the impact on the financial statements.
2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2015 and 2014:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	$(2.0)	$224.4
Obligations of states and political subdivisions	804.0	22.5	(1.7)	824.8
Corporate securities	500.3	5.8	(11.7)	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	(3.2)	457.1
Total fixed maturities	1,972.9	46.4	(18.6)	2,000.7
Equity securities:
Large-cap securities	211.9	34.2	(5.1)	241.0
Small-cap securities	53.3	16.5	(0.2)	69.6
Total equity securities	265.2	50.7	(5.3)	310.6
Other invested assets	56.9	28.3	(0.1)	85.1
Total available-for-sale securities	$2,295.0	$125.4	$(24.0)	$2,396.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$296.7	$14.1	$(1.5)	$309.3
Obligations of states and political subdivisions	742.5	27.4	(0.4)	769.5
Corporate securities	333.4	10.2	(3.0)	340.6
U.S. government agencies mortgage-backed securities	458.7	15.6	(1.8)	472.5
Total fixed maturities	1,831.3	67.3	(6.7)	1,891.9
Equity securities:
Large-cap securities	185.5	57.3	(0.6)	242.2
Small-cap securities	50.0	18.2	—	68.2
Total equity securities	235.5	75.5	(0.6)	310.4
Other invested assets	50.5	29.8	—	80.3
Total available-for-sale securities	$2,117.3	$172.6	$(7.3)	$2,282.6

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2015 and 2014:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2015	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$68.6	$(1.6)	15	$13.5	$(0.4)	4	$82.1	$(2.0)	19
Obligations of states and political subdivisions	137.5	(1.7)	16	—	—	—	137.5	(1.7)	16
Corporate securities	246.9	(5.3)	36	63.9	(6.4)	11	310.8	(11.7)	47
U.S. government agencies mortgage-backed securities	132.2	(2.3)	18	33.0	(0.9)	11	165.2	(3.2)	29
Total fixed maturities	585.2	(10.9)	85	110.4	(7.7)	26	695.6	(18.6)	111
Large-cap equity securities	65.8	(5.1)	24	—	—	—	65.8	(5.1)	24
Small-cap equity securities	3.4	(0.2)	1	—	—	—	3.4	(0.2)	1
Total equity securities	69.2	(5.3)	25	—	—	—	69.2	(5.3)	25
Other invested assets	8.1	(0.1)	1	—	—	—	8.1	(0.1)	1
Total temporarily impaired securities	$662.5	$(16.3)	111	$110.4	$(7.7)	26	$772.9	$(24.0)	137

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2014	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$19.9	$(0.3)	4	$52.0	$(1.2)	17	$71.9	$(1.5)	21
Obligations of states and political subdivisions	6.1	—	5	30.9	(0.4)	9	37.0	(0.4)	14
Corporate securities	43.5	(0.9)	8	56.1	(2.1)	11	99.6	(3.0)	19
U.S. government agencies mortgage-backed securities	44.0	(0.3)	8	37.5	(1.5)	13	81.5	(1.8)	21
Total fixed maturities	113.5	(1.5)	25	176.5	(5.2)	50	290.0	(6.7)	75
Large-cap equity securities	7.2	(0.6)	2	—	—	—	7.2	(0.6)	2
Total temporarily impaired securities	$120.7	$(2.1)	27	$176.5	$(5.2)	50	$297.2	$(7.3)	77

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Equity securities:
Large-cap securities	$(2.2)	$(0.3)	$(1.8)
Small-cap securities	(5.7)	(2.2)	(2.2)
Total other-than-temporary impairments	$(7.9)	$(2.5)	$(4.0)

The Company reviewed its investments at December 31, 2015, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2015:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$26.4	$26.7
Due after 1 year through 5 years	492.9	499.4
Due after 5 years through 10 years	293.4	293.2
Due after 10 years	711.4	724.3
U.S. government agencies mortgage-backed securities	448.8	457.1
Total	$1,972.9	$2,000.7

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2015, State Auto P&C had fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the FHLB Loan (as defined in Note 7). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $8.8 million were on deposit with insurance regulators as required by law at December 31, 2015 and 2014, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the components of net investment income for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Fixed maturities	$61.3	$64.3	$63.2
Equity securities	6.5	6.2	6.0
Cash and cash equivalents, and other	5.9	6.2	5.7
Investment income	73.7	76.7	74.9
Investment expenses	2.0	2.0	2.1
Net investment income	$71.7	$74.7	$72.8

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities in 2015, 2014 and 2013 were $326.2 million, $263.3 million and $220.4 million, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Realized gains:
Fixed maturities	$4.6	$3.1	$2.5
Equity securities	29.6	21.3	26.1
Other invested assets	0.2	0.1	0.1
Total realized gains	34.4	24.5	28.7
Realized losses:
Equity securities:
Sales	(1.8)	(1.3)	(1.2)
OTTI	(7.9)	(2.5)	(4.0)
Fixed maturities:
Sales	—	—	(0.3)
Total realized losses	(9.7)	(3.8)	(5.5)
Net realized gains on investments	$24.7	$20.7	$23.2
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(32.8)	$34.5	$(102.8)
Equity securities	(29.5)	6.2	36.5
Other invested assets	(1.6)	(1.6)	16.0
Deferred federal income tax	22.4	(13.7)	17.6
Valuation allowance	—	—	(6.7)
Change in unrealized holding gains (losses), net of tax	$(41.5)	$25.4	$(39.4)

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2015 and 2014, the Company did not adjust any of the prices received from the pricing service.
Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2015 and 2014.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $77.0 million and $72.9 million at December 31, 2015 and 2014, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. The funds are disclosed in Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2015 and 2014:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$224.4	$—	$224.4	$—
Obligations of states and political subdivisions	824.8	—	824.8	—
Corporate securities	494.4	—	491.1	3.3
U.S. government agencies mortgage-backed securities	457.1	—	457.1	—
Total fixed maturities	2,000.7	—	1,997.4	3.3
Equity securities:
Large-cap securities	241.0	241.0	—	—
Small-cap securities	69.6	69.6	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	85.1	8.1	77.0	—
Total available-for-sale investments	$2,396.4	$318.7	$2,074.4	$3.3

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$309.3	$—	$309.3	$—
Obligations of states and political subdivisions	769.5	—	769.5	—
Corporate securities	340.6	—	331.2	9.4
U.S. government agencies mortgage-backed securities	472.5	—	472.5	—
Total fixed maturities	1,891.9	—	1,882.5	9.4
Equity securities:
Large-cap securities	242.2	242.2	—	—
Small-cap securities	68.2	68.2	—	—
Total equity securities	310.4	310.4	—	—
Other invested assets	80.3	7.4	72.9	—
Total available-for-sale investments	$2,282.6	$317.8	$1,955.4	$9.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2015 and 2014, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$3.3

($ millions)	Fixed maturities
Balance at January 1, 2014	$8.9
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	0.2
Purchases	0.3
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2014	$9.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are the FHLB membership common stock (“FHLB common stock”), purchased when State Auto P&C joined the FHLB in 2013, and the Trust Securities (as defined in Note 6b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2015 was $4.8 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.1	7.00%	$70.0	$74.6	7.00%

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

($ millions, except interest rates)	December 31, 2015			December 31, 2014
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	$85.3	$85.5	5.03%	$85.3	$86.4	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.61%	15.5	15.5	4.44%
Total notes payable	$100.8	$101.0		$100.8	$101.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2015	2014	2013
Losses and loss expenses payable, at beginning of year	$983.2	$959.9	$942.2
Less: reinsurance recoverable on losses and loss expenses payable	9.6	9.1	13.5
Net balance at beginning of year	973.6	950.8	928.7
Incurred related to:
Current year	852.8	726.2	741.0
Prior years	10.0	45.1	(21.2)
Total incurred	862.8	771.3	719.8
Paid related to:
Current year	421.5	373.2	355.0
Prior years	367.8	375.3	342.7
Total paid	789.3	748.5	697.7
Net balance at end of year	1,047.1	973.6	950.8
Plus: reinsurance recoverable on losses and loss expenses payable	5.9	9.6	9.1
Losses and loss expenses payable, at end of year (affiliates $532.4, $494.3 and $438.0, respectively)	$1,053.0	$983.2	$959.9

The Company recorded adverse development related to prior years’ loss and loss expense reserves in 2015 and 2014 of $10.0 million and $45.1 million, respectively, compared to favorable development in 2013 of $21.2 million. Favorable development of unallocated loss adjustment expenses and catastrophe reserves were approximately $6.2 million and $0.7 million, respectively, of the 2015 development. The personal and business insurance segments non-catastrophe loss and ALAE reserves contributed $9.8 million of unfavorable development. The personal insurance segment contributed $9.4 million of the adverse development, driven by personal auto which developed unfavorably by $11.0 million, primarily due to higher than anticipated bodily injury severity from the prior two accident years. The business insurance segment contributed $0.4 million of unfavorable development, driven by commercial auto which developed unfavorably by $10.5 million, also due to higher than anticipated bodily injury severity from the prior two accident years. The unfavorable development was partially offset by favorable development in workers’ compensation and other & product liability of $5.1 million and $3.8 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $7.1 million of adverse development, which was driven by programs and E&S casualty with unfavorable development of $9.7 million and $2.7 million, respectively. Unfavorable development in programs was driven by higher than expected severity in programs with commercial auto exposures. Somewhat offsetting the unfavorable development was favorable development of $5.3 million in the E&S property unit driven by lower than anticipated severity emerging from accident year 2014.
Favorable development of unallocated loss adjustment expenses contributed approximately $12.5 million of the 2014 development, while favorable development of catastrophe reserves was approximately $5.2 million, which was slightly lower than 2013. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $28.7 million of favorable development. The personal insurance segment contributed $6.4 million of favorable development, primarily from accident year 2013. The business insurance segment contributed $22.3 million of favorable development, driven by the other & product liability, workers’ compensation and commercial auto lines with $11.9 million, $5.6 million and $5.3 million of favorable development, respectively. The favorable development in these lines was driven by the emergence of lower than anticipated claim severity from accident years 2013 and prior. Somewhat offsetting the favorable development was adverse development of $2.1 million in the commercial multi-peril line, driven by third party liability coverage. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $91.5 million of adverse development, driven by RED reserve strengthening of $96.7 million related to a large restaurant program and a commercial auto trucking program. Somewhat offsetting the unfavorable development was favorable development of $3.9 million in the E&S property unit and $3.1 million in the E&S casualty unit. These results were driven by better than anticipated severity emerging from the 2012 and 2013 accident years.
Favorable development of unallocated loss adjustment expenses contributed approximately $8.0 million of the 2013 development, while $5.4 million was attributable to favorable development on catastrophe reserves, which is lower than 2012, but, in line with the Company’s historical favorable development. The personal and business insurance segments non-catastrophe

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

loss and ALAE reserves accounted for $30.5 million of favorable development driven by the workers’ compensation, other & product liability, commercial auto and homeowners lines with $12.3 million, $8.3 million, $8.0 million and $2.9 million of favorable development, respectively. The favorable development in workers’ compensation was driven by better than anticipated severity emerging across all accident years, with approximately one third coming from accident year 2012. The favorable development in the other & product liability, commercial auto and homeowners lines was driven by the emergence of lower than anticipated claim severity. Somewhat offsetting the favorable development was adverse development in the personal auto line, specifically the no-fault coverage. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $22.7 million of adverse development, primarily driven by RED reserve strengthening of $21.3 million related to a large restaurant program and a commercial auto trucking program.
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
On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which was a three-year quota share agreement covering its homeowners line of business. Under the arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement expired on December 31, 2014. The Company received $89.5 million of unearned premiums related to the expiration of this arrangement. Subject to the terms and conditions of the arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the years ended December 31, 2015 and 2014, the Company recognized profit commission of $4.2 million and $19.0 million, respectively, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income. The amount of ceding commission earned was limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. As a result of the expiration of the HO QS Arrangement, the Company recognized $8.1 million of excess ceding commission that had previously been deferred, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income for the year ended December 31, 2014.
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2015 and 2014, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	2015	2014
Losses and loss expenses payable:
Direct	$515.6	$484.4
Assumed	5.0	4.5
Ceded	(5.9)	(9.6)
Net losses and loss expenses payable	$514.7	$479.3
Unearned premiums:
Direct	$400.9	$409.7
Assumed	1.2	1.0
Ceded	(6.8)	(6.1)
Net unearned premiums	$395.3	$404.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2015, 2014 and 2013, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	2015	2014	2013
Written premiums:
Direct	$854.1	$880.6	$886.7
Assumed	4.7	4.4	3.9
Ceded	(35.4)	(26.8)	(24.3)
Net written premiums	$823.4	$858.2	$866.3
Earned premiums:
Direct	$863.1	$882.6	$874.7
Assumed	4.5	4.4	3.8
Ceded	(34.7)	(25.3)	(23.5)
Net earned premiums	$832.9	$861.7	$855.0
Losses and loss expenses incurred:
Direct	$569.0	$525.6	$559.1
Assumed	3.4	2.9	3.0
Ceded	(2.9)	(8.0)	(4.8)
Net losses and loss expenses incurred	$569.5	$520.5	$557.3

6. Transactions with Affiliates
a. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual which includes Meridian Citizens Mutual Insurance Company (merged with State Auto Mutual at the close of business on July 2, 2014), and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company, (collectively referred to as the “Mutual Pooled Companies”). State Auto P&C, Milbank and SA Ohio are referred to as the “STFC Pooled Companies,” State Auto Mutual, SA Wisconsin, Meridian Security and Patrons Mutual are referred to as the “Mutual Pooled Companies,” and RIC, Plaza, American Compensation and Bloomington Compensation are referred to as the “Rockhill Insurers.” The STFC Pooled Companies, the Mutual Pooled Companies and the Rockhill Insurers are collectively referred to as the “State Auto Group.”
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
The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to State Auto Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed net amounts assumed. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A- (Excellent).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2015 and 2014:

($ millions)	2015	2014
Assets
Deferred policy acquisition costs:
Ceded	$(144.1)	$(79.7)
Assumed	129.1	126.5
Net (ceded) assumed	$(15.0)	$46.8

Liabilities and Stockholders’ Equity
Losses and loss expenses payable:
Ceded	$(514.7)	$(479.3)
Assumed	1,047.1	973.6
Net assumed	$532.4	$494.3
Unearned premiums:
Ceded	$(395.3)	$(404.6)
Assumed	609.5	606.3
Net assumed	$214.2	$201.7
Pension and postretirement benefits:
Ceded	$(160.0)	$(180.5)
Assumed	104.0	117.3
Net ceded	$(56.0)	$(63.2)
Other liabilities:
Ceded	$(63.8)	$(70.7)
Assumed	55.4	65.6
Net ceded	$(8.4)	$(5.1)
Stockholders’ Equity
Accumulated other comprehensive income:
Ceded	$(162.0)	$(186.0)
Assumed	105.3	120.9
Net ceded	$(56.7)	$(65.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Written premiums:
Ceded	$(823.4)	$(858.2)	$(866.3)
Assumed	1,273.5	1,194.2	1,062.1
Net assumed	$450.1	$336.0	$195.8
Earned premiums:
Ceded	$(832.9)	$(861.7)	$(855.0)
Assumed	1,270.5	1,074.1	1,055.0
Net assumed	$437.6	$212.4	$200.0
Losses and loss expenses incurred:
Ceded	$(570.9)	$(523.6)	$(560.2)
Assumed	864.2	774.4	722.7
Net assumed	$293.3	$250.8	$162.5
Acquisition and operating expenses:
Ceded	(119.5)	(215.4)	(192.6)
Assumed	432.5	372.3	365.3
Net assumed	$313.0	$156.9	$172.7

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2015 and 2014 is approximately $294.7 million and $297.0 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.61% at December 31, 2015). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.

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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2015, 2014 and 2013, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.8 million, $1.5 million and $1.6 million in 2015, 2014 and 2013, respectively, and is included in other income (affiliates) on the consolidated statements of income.
7. Notes Payable and Credit Facility
FHLB Loan
State Auto Financial’s subsidiary, State Auto P&C, is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and has a term loan with the FHLB in the principal amount of $85.0 million (the “FHLB Loan”). The FHLB Loan is a 20-year term loan and is callable after three years with no prepayment penalty thereafter. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
Senior Note Redemption
On July 15, 2013, State Auto Financial redeemed all $100.0 million of its outstanding Senior Notes. The redemption price of $103.0 million was calculated in accordance with the terms of the Senior Notes and included principal plus a make-whole amount. The redemption price was funded by proceeds from the FHLB Loan and cash on hand.
Credit Facility
State Auto P&C has a credit facility (the “SPC Credit Facility”) with a syndicate of lenders that provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on the London Interbank Offered Rate (“LIBOR”) or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio.
As of December 31, 2015, State Auto P&C had not made any borrowings and both State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

8. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015		2014		2013
Amount at statutory rate	$23.5	35.0%	$9.4	35.0%	$21.5	35.0%
Tax-exempt interest and dividends received deduction	(8.7)	(13.0)	(8.5)	(31.5)	(9.4)	(15.3)
Other, net	1.3	1.9	1.1	4.1	0.2	0.4
Valuation allowance	—	—	(82.6)	(308.1)	(11.8)	(19.3)
Federal income tax expense (benefit) and effective rate	$16.1	23.9%	$(80.6)	(300.5)%	$0.5	0.8%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014:

($ millions)	2015	2014
Deferred tax assets:
Unearned premiums not currently deductible	$42.5	$42.2
Losses and loss expenses payable discounting	19.3	21.0
Postretirement and pension benefits	36.4	41.1
Realized loss on other-than-temporary impairment	12.3	8.4
Other liabilities	21.3	22.2
Net operating loss carryforward	41.8	58.0
Tax credit carryforward	4.8	1.9
Other	4.9	4.7
Total deferred tax assets	183.3	199.5
Deferred tax liabilities:
Deferral of policy acquisition costs	45.2	44.3
Net unrealized holding gains on investments	35.6	57.8
Total deferred tax liabilities	80.8	102.1
Net deferred federal income taxes	$102.5	$97.4

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
During 2011, the Company determined that a valuation allowance should be established due to the magnitude of the catastrophe losses from unprecedented storms experienced industry wide. As part of its assessment of the appropriateness of the deferred tax asset valuation allowance at December 31, 2014, management considered the following positive evidence: (i) three-year cumulative pre-tax income of $98.7 million, (ii) three consecutive years of pre-tax income, (iii) the expiration of the HO QS Arrangement under which we ceded 75% of our homeowners line underwriting results to the participating reinsurers, (iv) the actions the Company took (including reserve strengthening and entering into an ADC reinsurance agreement protecting against the risk of further adverse development for one of the programs) with respect to the terminated RED program business, which significantly reduced the Company’s reported financial results since 2011, (v) more adequate pricing, which has contributed to improved underwriting margins, and (vi) profitable growth within the specialty insurance segment, excluding the terminated RED program business. Management concluded that this positive evidence outweighed available negative evidence and further concluded that a valuation allowance against the Company’s net deferred tax assets was no longer appropriate. As a result, the valuation allowance was reversed at December 31, 2014. With the reversal of the valuation allowance at December 31, 2014, the Company recorded an income tax benefit of $82.6 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

At December 31, 2015, the tax benefit of the net operating loss (“NOL”) carryforward was $41.8 million. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2032.
At December 31, 2015, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2015 or 2014.
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
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2015 and 2014:

($ millions)	Pension		Postretirement
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$292.5	$230.5	$23.9	$22.3
Service cost	7.7	4.6	—	—
Interest cost	11.1	10.8	0.9	1.1
Actuarial (gain) loss	(17.6)	57.3	(3.3)	1.7
Benefits paid	(12.4)	(10.7)	(1.2)	(1.2)
The Company’s portion of benefit obligation at end of year	$281.3	$292.5	$20.3	$23.9
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$205.1	$185.9	$0.3	$1.3
Employer contribution	13.0	13.0	—	—
Actual return on plan assets	(1.3)	16.9	—	—
Benefits paid	(12.4)	(10.7)	(0.3)	(1.0)
The Company’s portion of fair value of plan assets at end of year	$204.4	$205.1	$—	$0.3
Supplemental executive retirement plan	(6.8)	(6.3)	—	—
Funded status at end of year	$(83.7)	$(93.7)	$(20.3)	$(23.6)
Accumulated benefit obligation end of year	$263.1	$260.1

No assets are expected to be returned during the fiscal year ending December 31, 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2015 and 2014:

($ millions)	2015	2014
Prior service benefit	$(59.5)	$(64.9)
Net actuarial loss	125.1	141.9
Total	$65.6	$77.0

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2016:

($ millions)	2016
Prior service benefit	$(5.4)
Net actuarial loss	9.5
Total	$4.1

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2015, 2014 and 2013:

($ millions)	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Components of net periodic cost:
Service cost	$7.9	$5.2	$6.1	$—	$—	$0.4
Interest cost	11.3	11.1	9.6	1.1	1.1	1.2
Expected return on plan assets	(13.8)	(12.6)	(12.2)	—	—	(0.2)
Amortization of:
Prior service benefit	—	—	—	(5.4)	(5.5)	(5.5)
Net actuarial loss	10.9	6.3	8.1	0.6	0.6	1.0
Net periodic cost (benefit)	$16.3	$10.0	$11.6	$(3.7)	$(3.8)	$(3.1)

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2016	$10.9	$1.4
2017	11.2	1.5
2018	11.8	1.5
2019	12.2	1.4
2020	12.7	1.4
2021-2025	75.2	6.6
The postretirement plan’s gross benefit payments for 2015 were $1.2 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.3 million for 2015 and estimates future annual subsidies to be approximately $0.3 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2015 and 2014:

	Pension		Postretirement
	2015	2014	2015	2014
Benefit obligations weighted-average assumptions:
Discount rate	4.20%	3.85%	4.20%	3.85%
Rates of increase in compensation levels	3.50	3.50	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2015, 2014 and 2013:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions:
Discount rate	3.85%	4.85%	4.05%	3.85%	4.85%	4.05%
Expected long-term rate of return on assets	7.00	7.00	7.50	—	—	7.50
Rates of increase in compensation levels	3.50	3.50	4.00	—	—	—
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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2015, 2014 and 2013:

	Postretirement
	2015	2014	2013
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	6.50%	6.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.80%	3.80%	5.00%
Year that the rate reaches the ultimate trend rate	2076	2075	2018
The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2015:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	3.2	2.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The pension plan’s investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the pension plan’s obligations. The pension plan’s investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long-term relatively high risk tolerance takes into account the predictable cash requirements, nature of the plan’s liabilities and the plan’s long term time horizon. Since the nature and timing of the benefit plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. One of the goals of diversifying the benefit plans’ portfolio among different asset classes is the elimination of concentration of risk in one asset class. Management also has investment policy guidelines with respect to limiting the ownership in any single debt or equity issuer. The international fund investments are also composed of numerous securities to reduce our exposure to a single issuer. The following table sets forth the asset allocation targets, as a percentage of total fair value, which are used as a guide by management when allocating funds as they become available.

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	49%
U.S. large-cap equity	26
U.S. small-cap equity	11
International equity	10
Emerging market equity	4
Total	100%

Effective January 1, 2014, the Investment Committee approved a change to a liability driven investment (LDI) for the pension plan assets.  The primary goal of the LDI strategy is to shift the asset allocation to more closely align with the plan liability, thereby reducing the volatility of the funded status.  The implementation of the LDI strategy will occur over a period of time and the actual asset allocation at any point in time is dependent upon the funded status and the level of interest rates.  This glide path helps to balance interest rate risk, curve steepness risk, and credit spread risk, as incremental changes are made to the allocation over time.  The new allocation strategy reduces exposure to equity holdings and increases exposure to long duration fixed income.  This change will result in lower volatility for the plan assets.  By moving more of the plan’s assets to long duration fixed income, the duration of the assets will increase to more closely match the duration of the plan’s liabilities.  While the LDI approach is new for the pension plan, the investment policy objective is unchanged.
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2015 and 2014.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2015 and 2014:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$51.0	$—	$51.0	$—
Corporate securities	38.9	—	38.9	—
U.S. government agencies mortgage-backed securities	6.4	—	6.4	—
Total fixed maturities	96.3	—	96.3	—
Equity securities:
Large-cap securities	59.0	59.0	—	—
Small-cap securities	22.3	22.3	—	—
Total equity securities	81.3	81.3	—	—
International instruments	18.6	—	18.6	—
Total pension plan investments	$196.2	$81.3	$114.9	$—

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$56.4	$—	$56.4	$—
Corporate securities	39.7	—	39.7	—
U.S. government agencies mortgage-backed securities	9.4	—	9.4	—
Total fixed maturities	105.5	—	105.5	—
Equity securities:
Large-cap securities	53.7	53.7	—	—
Small-cap securities	21.8	21.8	—	—
Total equity securities	75.5	75.5	—	—
International instruments	18.7	—	18.7	—
Total pension plan investments	$199.7	$75.5	$124.2	$—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

During 2015, the postretirement plan assets were sold in order to pay retiree medical costs. The following table sets forth the Company’s share of the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2014:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturities:
Corporate securities	$0.1	$—	$0.1	$—
Total fixed maturities	0.1	—	0.1	—
Short-term money market funds	0.2	0.2	—	—
Total postretirement plan investments	$0.3	$0.2	$0.1	$—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2016 is approximately $13.0 million.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $5.1 million, $5.1 million and $4.6 million for 2015, 2014 and 2013, respectively.
10. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the years ended December 31, 2015, 2014 and 2013:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2015	$110.0	$—	$(38.3)	$71.7
Other comprehensive income before reclassifications	(25.4)	—	5.3	(20.1)
Amounts reclassified from AOCI (a)	(16.1)	—	2.1	(14.0)
Net current period other comprehensive income	(41.5)	—	7.4	(34.1)
Ending balance at December 31, 2015	$68.5	$—	$(30.9)	$37.6

Beginning balance at January 1, 2014	$84.6	$—	$(3.8)	$80.8
Other comprehensive income before reclassifications	38.9	—	(54.4)	(15.5)
Amounts reclassified from AOCI (a)	(13.5)	—	19.9	6.4
Net current period other comprehensive income	25.4	—	(34.5)	(9.1)
Ending balance at December 31, 2014	$110.0	$—	$(38.3)	$71.7

Beginning balance at January 1, 2013	$124.0	$0.1	$(39.9)	$84.2
Other comprehensive income before reclassifications	(16.1)	—	32.5	16.4
Amounts reclassified from AOCI (a)	(23.3)	(0.1)	3.6	(19.8)
Net current period other comprehensive income	(39.4)	(0.1)	36.1	(3.4)
Ending balance at December 31, 2013	$84.6	$—	$(3.8)	$80.8

(a)	See separate table below for details about these reclassifications

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2015, 2014 and 2013:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive Income Components	2015	2014	2013	Consolidated Statements of Income
Unrealized gains on available for sale securities	$24.7	$20.7	$23.2	Realized gain on sale of securities
	24.7	20.7	23.2	Total before tax
	(8.6)	(7.2)	0.1	Tax (expense) benefit
	16.1	13.5	23.3	Net of tax
Amortization of gain on derivative used in cash flow hedge	—	—	0.1	Realized gain on sale of securities
	—	—	0.1	Total before tax
	—	—	—	Tax benefit (expense)
	—	—	0.1	Net of tax
Amortization of benefit plan items:
Negative prior service costs	5.4	5.5	5.5	(a)
Net loss	(11.5)	(6.9)	(9.1)	(a)
	(6.1)	(1.4)	(3.6)	Total before tax
	4.0	(18.5)	—	Tax expense
	(2.1)	(19.9)	(3.6)	Net of tax
Total reclassifications for the period	$14.0	$(6.4)	$19.8

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
11. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $81.4 million is available for payment to State Auto Financial from its insurance subsidiaries in 2016 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million, $20.0 million and $10.0 million in 2015, 2014 and 2013, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2015, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 450% of the authorized control level RBC.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2015	2014
Statutory capital and surplus of insurance subsidiaries	$814.3	$778.4
Net liabilities of non-insurance parent and affiliates	(80.2)	(80.8)
	734.1	697.6
Increases (decreases):
Deferred acquisition costs	129.1	126.5
Postretirement and pension benefits	23.2	27.2
Deferred federal income taxes	(41.6)	(49.7)
Fixed maturities, at fair value	27.9	60.6
Other, net	11.9	10.7
Stockholders’ equity per accompanying consolidated financial statements	$884.6	$872.9

($ millions)	Year ended December 31
	2015	2014	2013
Statutory net income (loss) of insurance subsidiaries	$65.4	$(17.5)	$51.1
Net loss of non-insurance parent and affiliates	(4.1)	(5.3)	(5.1)
	61.3	(22.8)	46.0
Increases (decreases):
Deferred acquisition costs	2.5	29.7	5.1
Postretirement and pension benefits	4.2	10.6	10.3
Deferred federal income taxes	(12.2)	79.3	(1.0)
Share-based compensation expense	(0.1)	(0.5)	(1.3)
Other, net	(4.5)	11.1	1.7
Net income per accompanying consolidated financial statements	$51.2	$107.4	$60.8

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
Equity Plan
The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.0 million common shares under the Equity Plan. As of December 31, 2015, a total of 0.5 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.
The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2015, 2014 and 2013 were 0.3 million, 0.2 million and 0.5 million, respectively.
The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period.
The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2015, 2014 and 2013:

	2015		2014			2013
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	76,472	$19.06	38,233		$15.06	55,413	$16.21
Granted	74,020	22.83	56,178		21.23	—	—
Vested	(35,859)	16.88	(16,892)		17.08	(17,180)	18.78
Canceled	(3,549)	21.92	(1,047)	—	21.23	—	—
Outstanding, end of year	111,084	$22.19	76,472		$19.06	38,233	$15.06

As of December 31, 2015, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.7 million common shares under this plan. As of December 31, 2015, a total of 3.3 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.
Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminated on May 31, 2015. It is the Company’s intent to seek shareholder approval for renewal of this plan with similar terms, in the 2016 Proxy Statement. The Company accounts for the RSU Plan as a liability plan. There were 26,184 RSUs, 25,960 RSUs, and 33,712 RSUs granted in 2015, 2014 and 2013, respectively.
During 2015 and 2014, common shares valued at approximately $567,000 and $51,000, respectively, were distributed by the Company under the RSU Plan.
Stock Options
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2015, 2014 and 2013. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Fair value per share	$7.69	$7.28	$5.15
Expected dividend yield	1.75%	1.86%	2.40%
Risk free interest rate	1.60%	1.65%	1.26%
Expected volatility factor	36.61%	39.23%	37.59%
Expected life in years	6.0	5.7	6.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2015, 2014 and 2013:

(millions, except per share amounts)	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.7	$21.29	3.9	$22.01	3.9	$22.25
Granted	0.4	22.87	0.3	21.20	0.5	16.82
Exercised	(0.3)	16.56	(0.1)	16.43	(0.2)	16.82
Canceled	(0.4)	25.18	(0.4)	30.21	(0.3)	19.52
Outstanding, end of year	3.4	$21.44	3.7	$21.29	3.9	$22.01

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $2.6 million, $0.5 million and $0.5 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0.3 million, $0, and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2015:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	1.7	5.0	$16.53	1.5	$16.53
$20.01 – $30.00	1.4	4.1	25.01	0.8	26.89
Greater than $30.00	0.3	0.4	33.48	0.3	33.48
	3.4	4.2	$21.44	2.6	$21.67

Aggregate intrinsic value for total options outstanding at December 31, 2015 was $13.5 million. Aggregate intrinsic value for total options exercisable at December 31, 2015 was $6.2 million.
Compensation expense recognized during 2015, 2014 and 2013 was $4.5 million, $3.6 million and $4.1 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2015, there was $2.6 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

14. Net Earnings Per Common Share
The following table sets forth the compilation of basic and diluted net earnings per common share for the years ended December 31, 2015, 2014 and 2013:

(millions, except per share amounts)	2015	2014	2013
Numerator:
Net earnings for basic net earnings per common share	$51.2	$107.4	$60.8
Adjusted net earnings for dilutive net earnings per common share	$51.2	$107.4	$60.8
Denominator:
Weighted average shares for basic net earnings per common share	41.1	40.8	40.6
Effect of dilutive share-based awards	0.5	0.4	0.1
Adjusted weighted average shares for diluted net earnings per common share	41.6	41.2	40.7

Basic net earnings per common share	$1.25	$2.63	$1.50
Diluted net earnings per common share	$1.23	$2.60	$1.49

The following table sets forth the options to purchase shares of common stock and the restricted share units (“RSU award”) provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2015, 2014 and 2013:

(millions)	2015	2014	2013
Total number of antidilutive options and awards	1.5	1.8	2.6

15. Reportable Segments
The Company has four reportable segments: personal insurance, business insurance, specialty insurance (the “insurance segments”) and investment operations. The insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer.
The personal insurance segment primarily provides personal automobile and homeowners to the personal insurance market. The business insurance segment primarily provides commercial automobile, commercial multi-peril, fire & allied, general liability and workers’ compensation insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.
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
As a result of changes to our reporting structure that occurred during late 2015, effective December 31, 2015, the workers’ compensation unit moved from the specialty insurance segment to the business insurance segment. Prior reporting periods have been restated to conform to the new presentation.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013:

($ millions)	2015	2014	2013
Revenues from external sources:
Insurance segments
Personal insurance	$591.8	$451.4	$464.0
Business insurance	476.0	459.9	433.5
Specialty insurance	202.7	162.8	157.5
Total insurance segments	1,270.5	1,074.1	1,055.0
Investment operations segment
Net investment income	71.7	74.7	72.8
Net realized capital gains	24.7	20.7	23.2
Total investment operations segment	96.4	95.4	96.0
Total revenue from reportable segments	1,366.9	1,169.5	1,151.0
All other	1.7	3.2	2.0
Total revenues from external sources	1,368.6	1,172.7	1,153.0
Intersegment revenues	5.6	5.1	5.1
Total revenues	1,374.2	1,177.8	1,158.1
Reconciling items:
Eliminate intersegment revenues	(5.6)	(5.1)	(5.1)
Total consolidated revenue	$1,368.6	$1,172.7	$1,153.0
Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting gain (loss)	$17.5	$(11.7)	$(12.6)
Business insurance SAP underwriting loss	(36.7)	(4.6)	(2.7)
Specialty insurance SAP underwriting loss	(5.9)	(89.5)	(18.7)
Total insurance segments	(25.1)	(105.8)	(34.0)
Investment operations segment:
Net investment income	71.7	74.7	72.8
Net realized capital gains	24.7	20.7	23.2
Total investment operations segment	96.4	95.4	96.0
All other segments income	(0.1)	—	0.9
Reconciling items:
GAAP adjustments	4.2	45.8	11.8
Interest expense on corporate debt	(5.4)	(5.4)	(8.5)
Corporate expenses	(2.7)	(3.2)	(4.9)
Total reconciling items	$(3.9)	$37.2	$(1.6)
Total consolidated income before federal income taxes	$67.3	$26.8	$61.3

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2015 and 2014:

($ millions)	2015	2014
Segment assets:
Investment operations segment	$2,529.8	$2,444.2
Total segment assets	2,529.8	2,444.2
Reconciling items:
Corporate assets	298.7	322.7
Total consolidated assets	$2,828.5	$2,766.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.
16. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2015 and 2014:

($ millions, except per share amounts)	2015
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$334.9	$337.4	$349.7	$346.6
Income before federal income taxes	33.2	3.4	29.9	0.8
Net income	24.7	2.7	20.7	3.1
Earnings per common share:
Basic	$0.60	$0.06	$0.50	$0.08
Diluted	$0.60	$0.06	$0.50	$0.07

	2014
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$291.3	$294.4	$291.3	$295.7
Income (loss) before federal income taxes	27.7	3.1	13.1	(17.1)
Net income	27.1	3.0	11.9	65.4
Earnings per common share:
Basic	$0.67	$0.07	$0.29	$1.60
Diluted	$0.66	$0.07	$0.28	$1.58

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

17. Contingencies
In accordance with the Contingencies Topic of the Financial Accounting Standards Board’s Accounting Standards Codification, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of the Company.
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
Additionally, the Company may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in its insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its results of operations or have a material adverse effect on its consolidated financial position or cash flows.

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

4.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and has concluded that such internal control over financial reporting was effective.

5.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2016 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 2, 2016, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, David R. Meuse and Alexander Trevor. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2016 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2016 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2016 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in the 2016 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2016 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2016 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for each of the three years in the period ended December 31, 2015
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2015, 2014 and 2013 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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
(a)(3)         LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.01 therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.04 therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.01*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.02*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.03*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.04*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.05*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(UU) therein)

10.06*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.07*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.09 therein)

10.10	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.10 therein)

10.11	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.12	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.12 therein)

10.13	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.14	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.15 therein)

10.15	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.16	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.17 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.17
Amended and Restated Investment Management Agreement dated as of December 31, 2007, among Stateco Financial Services, Inc. and Patrons Mutual Insurance Company of Connecticut, Patrons Fire Insurance Company of Rhode Island, and Provision State Insurance Company
Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.18	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.26 therein)

10.19	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.22 therein)

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.27 therein)

10.21	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.24 therein)

10.22	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.28) therein)

10.23
Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company, effective January 1, 2013
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.26 therein)

10.24
Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin)
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.25
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

10.27
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

10.28
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

10.29
Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Patrons Mutual Insurance Company, Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., CDC Holding, Inc., Partners General Insurance Agency, LLC, and Network E&S Brokers, LLC
Form 10-Q Quarterly Report for the period ended June 30, 2015 (see Exhibit10.01 therein)

10.30
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

10.31
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

10.32
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

10.33
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

10.35
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

10.36
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

10.37
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

10.39
Homeowners Quota Share Reinsurance Contract between State Automobile Mutual Insurance Company (on behalf of itself and insurance subsidiaries and affiliates now under its ownership, control or management, including insurance subsidiaries of State Auto Financial Corporation) and a syndicate of reinsurers effective December 31, 2011 at 11:59 p.m.
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.46 therein)

10.40	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.41	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.42	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.43	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.44
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

10.45
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
Form 8-K Current Report filed on September 30, 2011 (see Exhibit 10.1 therein)

10.46*
Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.61 therein)

10.47*
Employment Agreement, dated as of March 27, 2015, commencing as of April 27, 2015, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10- Quarterly Report for the period ended March 31, 2015 (see Exhibit 10.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.48*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.02 therein)

10.49*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.03 therein)

10.50*
Executive Change of Control Agreement dated as of October 27, 2014, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.05 therein)

10.51*
Executive Change of Control Agreement dated as of March 27, 2015 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-Q Quarterly Report for the period ended March 31, 2015 (see Exhibit 10.02 therein)

10.52*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.53*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.54*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.55*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.56*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.57*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.58*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.59*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.60*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.61*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.62*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.63*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.64*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.65*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.66*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.03 therein)

10.67*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.04 therein)

10.68*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Jessica E. Buss	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.04 therein)

10.69*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Jessica E. Buss	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.03 therein)

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.71*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.72*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.73*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

10.74*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.75*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.76*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.77*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.78*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.79*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.80*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.81*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.82*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.83*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.84*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.85*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.86*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.87*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.88*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.89*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.90*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.91*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.92*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.93*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.94*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.95*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.96*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.97*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.98*	Third Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.02 therein)

10.99*	Fourth Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Included herein

10.100*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.101*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.102*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.103*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.104*	Fourth Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of August 8, 2014)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.01 therein)

10.105*	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.106*	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.107*
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

STATE AUTO FINANCIAL CORPORATION

Dated: March 2, 2016	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	March 2, 2016
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	March 2, 2016
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 2, 2016
Matthew R. Pollak	(principal accounting officer)

David J. D’Antoni	Director	March 2, 2016
David J. D’Antoni

Robert E. Baker*	Director	March 2, 2016
Robert E. Baker

	Director	March 2, 2016
Michael J. Fiorile

Thomas E. Markert*	Director	March 2, 2016
Thomas E. Markert

David R. Meuse*	Director	March 2, 2016
David R. Meuse

S. Elaine Roberts*	Director	March 2, 2016
S. Elaine Roberts

Eileen A. Mallesch*	Director	March 2, 2016
Eileen A. Mallesch

Alexander B. Trevor*	Director	March 2, 2016
Alexander B. Trevor

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	March 2, 2016
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2015

($ millions)
December 31, 2015	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$224.4	$224.4
Obligations of states and political subdivisions	804.0	824.8	824.8
Corporate securities	500.3	494.4	494.4
U.S. government agencies residential mortgage-backed securities	448.8	457.1	457.1
Total fixed maturities	1,972.9	2,000.7	2,000.7
Equity securities:
Large-cap securities	211.9	241.0	241.0
Small-cap securities	53.3	69.6	69.6
Total equity securities	265.2	310.6	310.6
Other invested assets	56.9	85.1	85.1
Total available-for-sale securities	2,295.0	2,396.4	2,396.4
Other invested assets	5.3	5.3	5.3
Total investments – other than investments in related parties	$2,300.3	$2,401.7	$2,401.7

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2015	2014
Assets
Investments in common stock of subsidiaries (equity method)	$972.5	$960.7
Fixed maturities, available-for-sale, at fair value	0.9	0.9
Other invested assets	3.0	2.8
Cash and cash equivalents	10.5	11.5
Other assets	0.3	0.3
Federal income tax, net	21.9	21.2
Total assets	$1,009.1	$997.4
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.8 and $116.8, respectively)	$116.8	$116.8
Due to affiliates	0.6	0.5
Other liabilities	7.1	7.2
Total liabilities	124.5	124.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.1 and 47.7 shares issued, respectively, at stated value of $2.50 per share	120.4	119.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.3)	(116.0)
Additional paid-in capital	153.5	143.2
Accumulated other comprehensive income	37.6	71.7
Retained earnings	689.4	654.7
Total stockholders’ equity	884.6	872.9
Total liabilities and stockholders’ equity	$1,009.1	$997.4

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2015	2014	2013
Net investment income	$0.3	$0.3	$0.3
Net realized gain on investments	—	—	0.7
Total revenues	0.3	0.3	1.0
Interest expense (affiliates $6.0, $6.0 and $3.2, respectively)	6.0	6.0	8.8
Other operating expenses	4.9	5.6	6.8
Total expenses	10.9	11.6	15.6
Loss before federal income taxes	(10.6)	(11.3)	(14.6)
Federal income tax benefit	(2.8)	(20.6)	(4.8)
Net (loss) income before equity in net income of subsidiaries	(7.8)	9.3	(9.8)
Equity in net income of subsidiaries	59.0	98.1	70.6
Net income	$51.2	$107.4	$60.8

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2015	2014	2013
Net income	$51.2	$107.4	$60.8
Other comprehensive loss, net of tax:
Net unrealized holding (losses) gains on investments:
Unrealized holding (losses) gains arising during the year	(0.1)	(0.2)	0.5
Reclassification adjustments for gains realized in net income	—	—	(0.7)
Income tax benefit	—	0.1	—
Total net unrealized holding losses on investments	(0.1)	(0.1)	(0.2)
Unrealized equity in subsidiaries	(34.0)	(9.0)	(3.2)
Other comprehensive loss	(34.1)	(9.1)	(3.4)
Comprehensive income	$17.1	$98.3	$57.4

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net income	$51.2	$107.4	$60.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	—	—	1.3
Share-based compensation	(0.3)	0.9	1.6
Net realized gain on investments	—	—	(0.7)
Equity in net income from consolidated subsidiaries	(59.0)	(98.1)	(70.6)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	0.9	0.5	0.1
Other assets	—	—	0.5
Excess tax benefits on share-based awards	(0.5)	—	0.1
Federal income taxes, net	(0.7)	(16.6)	(3.1)
Net cash used in operating activities	(8.4)	(5.9)	(10.0)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	18.0	24.0	13.8
Purchases of other invested assets	(0.3)	(0.4)	(0.2)
Maturities, calls and pay downs of fixed maturities – available-for-sale	—	0.5	0.2
Sales of fixed maturities – available-for-sale	—	0.3	3.9
Sales of equity securities – available-for-sale	—	—	3.7
Net cash provided by investing activities	17.7	24.4	21.4
Cash flows from financing activities:
Proceeds from issuance of common stock	6.2	3.5	4.0
Payments to acquire treasury stock	(0.3)	(0.1)	(0.1)
Payment of dividends	(16.5)	(16.5)	(16.1)
Excess tax benefits on share-based awards	0.3	—	(0.1)
Proceeds from long-term debt	—	—	100.0
Redemption of long-term debt	—	—	(100.0)
Net cash used in financing activities	(10.3)	(13.1)	(12.3)
Net (decrease) increase in cash and cash equivalents	(1.0)	5.4	(0.9)
Cash and cash equivalents at beginning of year	11.5	6.1	7.0
Cash and cash equivalents at end of year	$10.5	$11.5	$6.1
Supplemental Disclosures:
Federal income tax received	$2.3	$4.3	$1.5
Interest paid (affiliates $6.0, $6.0 and $3.2, respectively)	$(6.0)	$(6.0)	$(8.0)

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

($ millions, except interest rates)	December 31, 2015			December 31, 2014
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$15.0	5.28%	15.0	14.8	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	85.1	5.28%	85.0	83.9	5.28%
Total notes payable to affiliates	$100.0	$100.1		100.0	98.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2015, 2014 and 2013

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2015:
Personal insurance segment	$47.6	$227.0	$261.9	$—	$591.8
Business insurance segment	46.0	553.6	245.5	—	476.0
Specialty insurance segment	35.5	266.5	108.9	—	202.7
Investment operations segment	—	—	—	—	—
Total	$129.1	$1,047.1	$616.3	$—	$1,270.5
Year ended December 31, 2014:
Personal insurance segment	$48.9	$201.9	$270.7	$—	$451.4
Business insurance segment	44.5	503.4	241.1	—	459.9
Specialty insurance segment	33.1	268.3	100.6	—	162.8
Investment operations segment	—	—	—	—	—
Total	$126.5	$973.6	$612.4	$—	$1,074.1
Year ended December 31, 2013:
Personal insurance segment	$31.5	$223.7	$189.9	$—	$464.0
Business insurance segment	41.8	511.6	226.6	—	433.5
Specialty insurance segment	23.5	215.5	74.5	—	157.5
Investment operations segment	—	—	—	—	—
Total	$96.8	$950.8	$491.0	$—	$1,055.0

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2015:
Personal insurance segment	$—	$403.6	$105.4	$63.6	$583.0
Business insurance segment	—	331.3	104.9	74.6	479.5
Specialty insurance segment	—	129.4	72.7	5.6	211.0
Investment operations segment	71.7	—	—	—	—
Total	$71.7	$864.3	$283.0	$143.8	$1,273.5
Year ended December 31, 2014:
Personal insurance segment	$—	$318.3	$75.4	$52.0	$532.1
Business insurance segment	—	280.0	88.0	74.5	473.1
Specialty insurance segment	—	176.2	58.4	13.6	189.0
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$774.5	$221.8	$140.1	$1,194.2
Year ended December 31, 2013:
Personal insurance segment	$—	$342.2	$74.7	$55.5	$465.4
Business insurance segment	—	262.3	81.4	87.1	446.8
Specialty insurance segment	—	118.2	53.5	2.6	149.9
Investment operations segment	72.8	—	—	—	—
Total	$72.8	$722.7	$209.6	$145.2	$1,062.1

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2015, 2014 and 2013

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2015	$863.1	$34.7	$832.9	$4.5	$1,270.5	$1,270.5	0.4%
2014	882.6	25.3	861.7	4.4	1,074.1	1,074.1	0.4%
2013	874.7	23.5	855.0	3.8	1,055.0	1,055.0	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2015, 2014 and 2013

($ millions)	At December 31
	2015	2014	2013
Valuation allowance for deferred tax assets:
Balance at beginning of period	$—	$82.6	$100.5
Deductions	—	82.6	17.9
Balance at end of period	$—	$—	$82.6