Form 10-Q
period 2016-03-31
State Auto Financial CORP
filed 2016-05-04
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No   ☒
On April 29, 2016, the Registrant had 41,572,190 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2016

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,991.5 and $1,972.9, respectively)	$2,055.5	$2,000.7
Equity securities, available-for-sale, at fair value (cost $274.5 and $265.2, respectively)	318.9	310.6
Other invested assets, available-for-sale, at fair value (cost $57.1 and $56.9, respectively)	85.8	85.1
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,535.5	2,471.7
Cash and cash equivalents	47.7	58.1
Accrued investment income and other assets	39.3	35.7
Deferred policy acquisition costs (affiliated net assumed $50.2 and $49.3, respectively)	127.5	129.1
Reinsurance recoverable on losses and loss expenses payable	6.5	5.9
Prepaid reinsurance premiums	6.3	6.8
Due from affiliate	4.3	5.9
Current federal income taxes	4.9	4.9
Net deferred federal income taxes	89.0	102.5
Property and equipment, at cost	7.5	7.6
Total assets	$2,868.5	$2,828.2
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $554.3 and $532.4, respectively)	$1,083.5	$1,053.0
Unearned premiums (affiliated net assumed $212.1 and $214.2, respectively)	600.8	616.3
Notes payable (affiliates $15.2 and $15.2, respectively)	100.5	100.5
Postretirement and pension benefits (affiliated net ceded $54.6 and $56.0, respectively)	101.5	104.0
Other liabilities (affiliated net assumed $7.1 and affiliated net ceded $8.4, respectively)	73.3	69.8
Total liabilities	1,959.6	1,943.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.2 and 48.1 shares issued, respectively, at stated value of $2.50 per share	120.6	120.4
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.5)	(116.3)
Additional paid-in capital	155.1	153.5
Accumulated other comprehensive income (affiliated net ceded $55.6 and $56.7, respectively)	61.4	37.6
Retained earnings	688.3	689.4
Total stockholders’ equity	908.9	884.6
Total liabilities and stockholders’ equity	$2,868.5	$2,828.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2016	2015
Earned premiums (affiliated net assumed $113.4 and $105.4, respectively)	$319.9	$315.3
Net investment income (affiliated $1.2 and $1.2, respectively)	17.4	15.4
Net realized gains on investments:
Total other-than-temporary impairment losses	(3.7)	(0.5)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	5.0	4.3
Total net realized gains on investments	1.3	3.8
Other income from affiliates	0.6	0.4
Total revenues	339.2	334.9

Losses and loss expenses (affiliated net assumed $93.7 and $74.1, respectively)	225.0	195.0
Acquisition and operating expenses (affiliated net assumed $70.6 and $77.3, respectively)	107.5	103.4
Interest expense (affiliated $0.2 and $0.2, respectively)	1.3	1.3
Other expenses	1.6	2.0
Total expenses	335.4	301.7
Income before federal income taxes	3.8	33.2
Federal income tax expense:
Current	—	0.4
Deferred	0.8	8.1
Total federal income tax expense	0.8	8.5
Net income	$3.0	$24.7
Earnings per common share:
Basic	$0.07	$0.60
Diluted	$0.07	$0.60
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2016	2015
Net income	$3.0	$24.7
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	37.0	17.0
Reclassification adjustments for gains realized in net income	(1.3)	(4.2)
Income tax expense	(12.5)	(4.5)
Total net unrealized holding gains on investments	23.2	8.3
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	2.4	2.9
Income tax expense	(0.4)	(0.5)
Total net unrecognized benefit plan obligations	0.6	1.0
Other comprehensive income	23.8	9.3
Comprehensive income	$26.8	$34.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2016	2015
Cash flows from operating activities:
Net income	$3.0	$24.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4.4	5.5
Share-based compensation	1.4	1.0
Net realized gains on investments	(1.3)	(3.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs (benefits)	1.6	(0.9)
Accrued investment income and other assets	(3.7)	(2.0)
Postretirement and pension benefits	(1.8)	(0.7)
Other liabilities and due to/from affiliates, net	4.9	(49.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.1)	1.6
Losses and loss expenses payable	30.5	14.5
Unearned premiums	(15.5)	(8.2)
Federal income taxes	1.1	9.0
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	—	63.5
Net cash provided by operating activities	24.5	54.6
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(160.6)	(212.8)
Purchases of equity securities available-for-sale	(30.8)	(19.7)
Purchases of other invested assets	(0.4)	(3.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	60.8	83.2
Sales of fixed maturities available-for-sale	75.8	62.5
Sales of equity securities available-for-sale	23.6	21.5
Sales of other invested assets available-for-sale	0.2	0.2
Net cash used in investing activities	(31.4)	(69.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	0.8	0.7
Payments to acquire treasury stock	(0.2)	(0.1)
Payment of dividends	(4.1)	(4.1)
Net cash used in financing activities	(3.5)	(3.5)
Net decrease in cash and cash equivalents	(10.4)	(17.9)
Cash and cash equivalents at beginning of period	58.1	86.3
Cash and cash equivalents at end of period	$47.7	$68.4
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.3	$1.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2015 Form 10-K.
Adoption of Recent Accounting Pronouncements
Simplifying the Presentation of Debt Issuance Costs
The amendments in this guidance simplify the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. The Company adopted this guidance at January 1, 2016 on a retrospective basis and it resulted in a $0.3 million decrease to notes payable and accrued investment income and other assets at December 31, 2015.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
The amendments in this guidance remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. The Company adopted this guidance at January 1, 2016 and it did not have a material impact on the condensed consolidated financial statements.
Pending Adoption of Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the requirements of the guidance and has not yet determined its effect on the Company’s results of operations, financial position or liquidity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2016 and December 31, 2015:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$223.6	$13.0	$(0.5)	$236.1
Obligations of states and political subdivisions	730.7	28.6	(0.6)	758.7
Corporate securities	575.3	11.1	(6.7)	579.7
U.S. government agencies mortgage-backed securities	461.9	19.8	(0.7)	481.0
Total fixed maturities	1,991.5	72.5	(8.5)	2,055.5
Equity securities:
Large-cap securities	221.1	33.5	(4.8)	249.8
Small-cap securities	53.4	15.9	(0.2)	69.1
Total equity securities	274.5	49.4	(5.0)	318.9
Other invested assets	57.1	28.7	—	85.8
Total available-for-sale securities	$2,323.1	$150.6	$(13.5)	$2,460.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	$(2.0)	$224.4
Obligations of states and political subdivisions	804.0	22.5	(1.7)	824.8
Corporate securities	500.3	5.8	(11.7)	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	(3.2)	457.1
Total fixed maturities	1,972.9	46.4	(18.6)	2,000.7
Equity securities:
Large-cap securities	211.9	34.2	(5.1)	241.0
Small-cap securities	53.3	16.5	(0.2)	69.6
Total equity securities	265.2	50.7	(5.3)	310.6
Other invested assets	56.9	28.3	(0.1)	85.1
Total available-for-sale securities	$2,295.0	$125.4	$(24.0)	$2,396.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.7	$(0.1)	4	$9.2	$(0.4)	2	$16.9	$(0.5)	6
Obligations of states and political subdivisions	6.6	(0.1)	1	33.1	(0.5)	3	39.7	(0.6)	4
Corporate securities	73.5	(3.0)	11	64.9	(3.7)	10	138.4	(6.7)	21
U.S. government agencies mortgage-backed securities	47.9	(0.1)	5	40.0	(0.6)	12	87.9	(0.7)	17
Total fixed maturities	135.7	(3.3)	21	147.2	(5.2)	27	282.9	(8.5)	48
Equity securities:
Large-cap equity securities	62.5	(4.4)	23	3.0	(0.4)	1	65.5	(4.8)	24
Small-cap equity securities	4.4	(0.2)	1	—	—	—	4.4	(0.2)	1
Total equity securities	66.9	(4.6)	24	3.0	(0.4)	1	69.9	(5.0)	25
Total temporarily impaired securities	$202.6	$(7.9)	45	$150.2	$(5.6)	28	$352.8	$(13.5)	73

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$68.6	$(1.6)	15	$13.5	$(0.4)	4	$82.1	$(2.0)	19
Obligations of states and political subdivisions	137.5	(1.7)	16	—	—	—	137.5	(1.7)	16
Corporate securities	246.9	(5.3)	36	63.9	(6.4)	11	310.8	(11.7)	47
U.S. government agencies mortgage-backed securities	132.2	(2.3)	18	33.0	(0.9)	11	165.2	(3.2)	29
Total fixed maturities	585.2	(10.9)	85	110.4	(7.7)	26	695.6	(18.6)	111
Equity securities:
Large-cap equity securities	65.8	(5.1)	24	—	—	—	65.8	(5.1)	24
Small-cap equity securities	3.4	(0.2)	1	—	—	—	3.4	(0.2)	1
Total equity securities	69.2	(5.3)	25	—	—	—	69.2	(5.3)	25
Other invested assets	8.1	(0.1)	1	—	—	—	8.1	(0.1)	1
Total temporarily impaired securities	$662.5	$(16.3)	111	$110.4	$(7.7)	26	$772.9	$(24.0)	137

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at March 31, 2016, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Equity securities:
Large-cap securities	$(0.2)	$—
Small-cap securities	(1.2)	(0.5)
Fixed maturities:	(2.3)	—
Total other-than-temporary impairments	$(3.7)	$(0.5)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$39.5	$40.2
Due after 1 year through 5 years	532.1	545.7
Due after 5 years through 10 years	292.7	299.5
Due after 10 years	665.3	689.1
U.S. government agencies mortgage-backed securities	461.9	481.0
Total	$1,991.5	$2,055.5

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2016, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $9.1 million and $8.8 million were on deposit with insurance regulators as required by law at March 31, 2016 and December 31, 2015, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Fixed maturities	$14.9	$12.9
Equity securities	1.5	1.6
Cash and cash equivalents, and other	1.4	1.4
Investment income	17.8	15.9
Investment expenses	0.4	0.5
Net investment income	$17.4	$15.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $99.6 million and $84.2 million for the three months ended March 31, 2016 and 2015, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Realized gains:
Fixed maturities	$1.5	$1.1
Equity securities	4.1	4.1
Total realized gains	5.6	5.2
Realized losses:
Equity securities:
Sales	(0.6)	(0.5)
OTTI	(1.4)	(0.5)
Fixed maturities:
OTTI	(2.3)	—
Total realized losses	(4.3)	(1.0)
Net realized gains on investments	$1.3	$4.2
Change in unrealized holding gains, net of tax:
Fixed maturities	$36.2	$9.4
Equity securities	(1.0)	(1.0)
Other invested assets	0.5	4.4
Deferred federal income tax liability	(12.5)	(4.5)
Change in net unrealized holding gains, net of tax	$23.2	$8.3

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2016 and December 31, 2015, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2016 and 2015.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $77.4 million and $77.0 million at March 31, 2016 and December 31, 2015, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, these investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2016 and December 31, 2015:

($ millions)	Total	Level 1	Level 2	Level 3
March 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$236.1	$—	$236.1	$—
Obligations of states and political subdivisions	758.7	—	758.7	—
Corporate securities	579.7	—	576.3	3.4
U.S. government agencies mortgage-backed securities	481.0	—	481.0	—
Total fixed maturities	2,055.5	—	2,052.1	3.4
Equity securities:
Large-cap securities	249.8	249.8	—	—
Small-cap securities	69.1	69.1	—	—
Total equity securities	318.9	318.9	—	—
Other invested assets	8.4	8.4	—	—
Total available-for-sale investments	$2,382.8	$327.3	$2,052.1	$3.4

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$224.4	$—	$224.4	$—
Obligations of states and political subdivisions	824.8	—	824.8	—
Corporate securities	494.4	—	491.1	3.3
U.S. government agencies mortgage-backed securities	457.1	—	457.1	—
Total fixed maturities	2,000.7	—	1,997.4	3.3
Equity securities:
Large-cap securities	241.0	241.0	—	—
Small-cap securities	69.6	69.6	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	8.1	8.1	—	—
Total available-for-sale investments	$2,319.4	$318.7	$1,997.4	$3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and the year ended December 31, 2015, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$3.4

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$3.3

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati ("FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2016 was $4.8 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	March 31, 2016			December 31, 2015
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$76.2	7.00%	$70.0	$74.1	7.00%

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

($ millions, except interest rates)	March 31, 2016			December 31, 2015
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$85.4	5.03%	$85.3	$85.5	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	4.61%	15.2	15.2	4.61%
Total notes payable	$100.5	$100.6		$100.5	$100.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Premiums earned:
Assumed from external insurers and reinsurers	$1.4	$1.1
Assumed under Pooling Arrangement	319.9	315.3
Ceded to external insurers and reinsurers	(6.8)	(8.9)
Ceded under Pooling Arrangement	(206.5)	(209.9)
Net assumed premiums earned	$108.0	$97.6
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$1.1	$0.8
Assumed under Pooling Arrangement	225.4	195.3
Ceded to external insurers and reinsurers	(1.9)	0.1
Ceded under Pooling Arrangement	(131.7)	(121.2)
Net assumed losses and loss expenses incurred	$92.9	$75.0

5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2016 and 2015:

($ millions)	2016		2015
Amount at statutory rate	$1.3	35.0%	$11.6	35.0%
Tax-exempt interest and dividends received deduction	(2.0)	(52.8)	(2.2)	(6.7)
Other, net	1.5	37.8	(0.9)	(2.7)
Federal income tax expense and effective rate	$0.8	20.0%	$8.5	25.6%

6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2016 and 2015:

($ millions)	Pension		Postretirement
	2016	2015	2016	2015
Service cost	$1.6	$2.0	$—	$—
Interest cost	2.9	2.8	0.2	0.2
Expected return on plan assets	(3.7)	(3.4)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	2.3	2.7	0.1	0.2
Net periodic cost (benefit)	$3.1	$4.1	$(1.1)	$(1.0)

The Company's share of contributions to its pension plan for the three months ended March 31, 2016 were $3.3 million. The Company expects to contribute an additional $9.7 million during 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three months ended March 31, 2016 and 2015:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive income before reclassifications	24.0	—	24.0
Amounts reclassified from AOCI (a)	(0.8)	0.6	(0.2)
Net current period other comprehensive income	23.2	0.6	23.8
Ending balance at March 31, 2016	$91.7	$(30.3)	$61.4

Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive income before reclassifications	11.0	—	11.0
Amounts reclassified from AOCI (a)	(2.7)	1.0	(1.7)
Net current period other comprehensive income	8.3	1.0	9.3
Ending balance at March 31, 2015	$118.3	$(37.3)	$81.0

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2016 and 2015:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	March 31		Consolidated Statements of Income
	2016	2015
Unrealized gains on available for sale securities	$1.3	$4.2	Realized gain on sale of securities
	1.3	4.2	Total before tax
	(0.5)	(1.5)	Tax expense
	0.8	2.7	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(a)
Net actuarial loss	(2.4)	(2.9)	(a)
	(1.0)	(1.5)	Total before tax
	0.4	0.5	Tax benefit
	(0.6)	(1.0)	Net of tax
Total reclassifications for the period	$0.2	$1.7

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
8. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

($ and shares in millions, except per share amounts)	2016	2015
Numerator:
Net income for basic earnings per common share	$3.0	$24.7
Denominator:
Weighted average shares for basic net earnings per common share	41.4	41.0
Effect of dilutive share-based awards	0.4	0.4
Adjusted weighted average shares for diluted net earnings per common share	41.8	41.4

Basic net earnings per common share	$0.07	$0.60
Diluted net earnings per common share	$0.07	$0.60

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2016 and 2015.

(shares in millions)	2016	2015
Total number of antidilutive options and awards	1.7	1.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Segment Information
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied, general liability, and workers' compensation insurance covering small-to-medium sized commercial exposures. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Revenue from external sources:
Insurance segments
Personal insurance	$145.6	$150.0
Business insurance	119.3	117.3
Specialty insurance	55.0	48.0
Total insurance segments	319.9	315.3
Investment operations segment
Net investment income	17.4	15.4
Net realized capital gains	1.3	4.2
Total investment operations segment	18.7	19.6
All other	0.6	—
Total revenue from external sources	339.2	334.9
Intersegment revenue	1.4	1.4
Total revenue	340.6	336.3
Reconciling items:
Eliminate intersegment revenues	(1.4)	(1.4)
Total consolidated revenues	$339.2	$334.9
Segment income before federal income tax:
Insurance segments SAP underwriting income (loss)
Personal insurance	$3.9	$17.4
Business insurance	(7.7)	(0.3)
Specialty insurance	(7.9)	(1.9)
Total insurance segments	(11.7)	15.2
Investment operations segment
Net investment income	17.4	15.4
Net realized capital gains	1.3	4.2
Total investment operations segment	18.7	19.6
All other	0.1	(0.4)
Total segment income before tax expense	7.1	34.4
Reconciling items:
GAAP expense adjustments	(1.2)	1.2
Interest expense on corporate debt	(1.3)	(1.3)
Corporate expenses	(0.8)	(1.1)
Total reconciling items	(3.3)	(1.2)
Total consolidated income before federal income tax expense	$3.8	$33.2

Investable assets attributable to the Company’s investment operations segment totaled $2,583.2 million and $2,529.8 million at March 31, 2016 and December 31, 2015, respectively.

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
The Company is involved in lawsuits in the ordinary course of its business arising out of or otherwise related to its insurance policies. Additionally, from time to time the Company may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. The Company generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Additionally, the Company may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in its insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2016 and December 31, 2015, and for the consolidated statements of income for the three month periods ended March 31, 2016 and 2015. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2015 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2015 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied, general liability, and workers' compensation insurance covering small-to-medium sized commercial exposures. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2015 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2016 is set forth in Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three months ended March 31, 2016 was $3.8 million compared to $33.2 million in 2015. The decrease was primarily due to an increase in losses, both catastrophe and non-catastrophe, when compared to the same 2015 period. For the three months ended March 31, 2016, we reported net realized gains on investments of $1.3 million compared to $3.8 million in 2015.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2016 and 2015:

($ millions, except per share amounts)	2016	2015
GAAP Basis:
Total revenues	$339.2	$334.9
Income before federal income taxes	$3.8	$33.2
Net income	$3.0	$24.7
Basic earnings per share	$0.07	$0.60
Diluted earnings per share	$0.07	$0.60
Stockholders’ equity	$908.9	$904.2
Return on average equity (LTM)	3.3%	12.2%
Book value per share	$21.95	$22.05
Debt to capital ratio	10.0%	10.0%
Cat loss and ALAE ratio	4.7%	1.4%
Non-cat loss and LAE ratio	65.6%	60.4%
Loss and LAE ratio	70.3%	61.8%
Expense ratio	33.6%	32.8%
Combined ratio	103.9%	94.6%
Premium written growth	(0.7)%	15.7%
Investment yield	2.9%	2.8%

SAP Basis:
Cat loss and ALAE ratio	4.7%	1.4%
Non-cat loss and ALAE ratio	59.2%	54.2%
ULAE ratio	6.6%	6.4%
Loss and LAE ratio	70.5%	62.0%
Expense ratio	34.8%	34.1%
Combined ratio	105.3%	96.1%

($ millions)	Twelve months ended March 31
	2016	2015
Net premiums written to surplus	1.6	1.5

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2015 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three months ended March 31, 2016 and 2015:

($ millions)	Three months ended
	March 31, 2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$135.0		$109.4		$60.4		$304.8

Earned premiums	145.6		119.3		55.0		319.9
Cat loss and ALAE	12.3	8.5	2.2	1.9	0.5	0.9	15.0	4.7
Non-cat loss and ALAE	77.2	53.0	74.5	62.3	37.8	68.9	189.5	59.2
ULAE	10.5	7.2	8.0	6.7	2.4	4.4	20.9	6.6
Underwriting expenses	41.7	30.9	42.3	38.6	22.2	36.8	106.2	34.8
SAP underwriting gain (loss) and SAP combined ratio	$3.9	99.6	$(7.7)	109.5	$(7.9)	111.0	$(11.7)	105.3

($ millions)	Three months ended
	March 31, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$137.1		$115.5		$54.4		$307.0

Earned premiums	150.0		117.3		48.0		315.3
Cat loss and ALAE	3.1	2.1	1.4	1.2	—	—	4.5	1.4
Non-cat loss and ALAE	77.4	51.6	66.9	57.1	26.6	55.4	170.9	54.2
ULAE	12.7	8.5	5.4	4.6	1.8	3.7	19.9	6.4
Underwriting expenses	39.4	28.7	43.9	38.0	21.5	39.5	104.8	34.1
SAP underwriting gain (loss) and SAP combined ratio	$17.4	90.9	$(0.3)	100.9	$(1.9)	98.6	$15.2	96.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three months ended March 31, 2016 and 2015:
Table 1

($ millions)	Net Written Premiums
Personal insurance segment:	2016	2015	% Change
Personal auto	$80.5	$82.4	(2.3)
Homeowners	46.2	46.5	(0.6)
Other personal	8.3	8.2	1.2
Total personal	$135.0	$137.1	(1.5)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2016 and 2015:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal insurance segment:
Personal auto	$82.3	$1.3	$56.0	$57.3	1.6	68.0	69.6
Homeowners	55.0	10.6	18.1	28.7	19.3	32.8	52.1
Other personal	8.3	0.4	3.1	3.5	4.6	37.7	42.3
Total personal	145.6	12.3	77.2	89.5	8.5	53.0	61.5
ULAE	—	—	—	10.5	—	—	7.2
Total Loss and LAE	$145.6	$12.3	$77.2	$100.0	8.5	53.0	68.7

2015
Personal insurance segment:
Personal auto	$86.1	$—	$55.1	$55.1	—	64.0	64.0
Homeowners	55.9	3.0	20.9	23.9	5.3	37.5	42.8
Other personal	8.0	0.1	1.4	1.5	1.8	16.8	18.6
Total personal	150.0	3.1	77.4	80.5	2.1	51.6	53.7
ULAE	—	—	—	12.7	—	—	8.5
Total Loss and LAE	$150.0	$3.1	$77.4	$93.2	2.1	51.6	62.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment's net written premiums for the three months ended March 31, 2016 decreased 1.5% when compared to the same 2015 period (Table 1). During the second half of 2015, the Company implemented various underwriting actions, which included pricing reviews and non-technology process improvements, designed to improve personal lines production and future profitability. While total policies in force continued to decline in the first quarter 2016, we believe that these underwriting actions are improving retention and new business as first quarter of 2016 personal auto and homeowners new business premium and new policy counts were up compared to the same 2015 period.
The personal insurance segment's SAP catastrophe loss ratio for the three months ended March 31, 2016 was 8.5% compared to 2.1% in 2015 (Table 2). The 6.4 point increase in the 2016 ratio when compared to 2015 (Table 2), was primarily due to severe weather in Texas, including wind and hail.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2016 was 53.0% compared to 51.6% in 2015 (Table 2). The 1.4 point increase in the first quarter 2016 ratio when compared to 2015 (Table 2), was primarily due to a 4.0 point increase in the personal auto ratio when compared to 2015 (Table 2), attributable to increased bodily injury severity trends which have resulted in higher ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015. The personal auto ratio increase was partially offset by a decrease in the homeowners ratio of 4.7 points for the first quarter 2016 when compared to 2015 (Table 2), reflecting improvement in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three months ended March 31, 2016 and 2015:
Table 3

($ millions)	Net Written Premiums
Business insurance segment:	2016	2015	% Change
Commercial auto	$21.5	$23.4	(8.1)
Commercial multi-peril	29.2	30.0	(2.7)
Fire & allied lines	16.5	17.4	(5.2)
Other & product liability	15.5	17.8	(12.9)
Workers’ compensation	22.8	22.9	(0.4)
Other commercial	3.9	4.0	(2.5)
Total business	$109.4	$115.5	(5.3)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2016 and 2015:
Table 4

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Business insurance segment:
Commercial auto	$25.3	$0.1	$17.0	$17.1	0.6	67.2	67.8
Commercial multi-peril	30.1	1.2	18.7	19.9	4.1	61.9	66.0
Fire & allied lines	18.7	0.9	12.3	13.2	4.6	65.8	70.4
Other & product liability	18.1	—	10.7	10.7	—	59.3	59.3
Workers’ compensation	23.0	—	14.5	14.5	—	62.9	62.9
Other commercial	4.1	—	1.3	1.3	(0.2)	30.9	30.7
Total business	119.3	2.2	74.5	76.7	1.9	62.3	64.2
ULAE	—	—	—	8.0	—	—	6.7
Total Loss and LAE	$119.3	$2.2	$74.5	$84.7	1.9	62.3	70.9

2015
Business insurance segment:
Commercial auto	$25.3	$—	$16.6	$16.6	—	65.6	65.6
Commercial multi-peril	29.9	0.7	15.7	16.4	2.5	52.2	54.7
Fire & allied lines	18.8	0.7	10.4	11.1	3.6	55.5	59.1
Other & product liability	17.8	—	9.7	9.7	—	54.7	54.7
Workers’ compensation	21.2	—	13.4	13.4	—	63.3	63.3
Other commercial	4.3	—	1.1	1.1	(0.1)	26.6	26.5
Total business	117.3	1.4	66.9	68.3	1.2	57.1	58.3
ULAE	—	—	—	5.4	—	—	4.6
Total Loss and LAE	$117.3	$1.4	$66.9	$73.7	1.2	57.1	62.9

Net written premiums for the business insurance segment for the three months ended March 31, 2016 decreased 5.3% compared to the same 2015 period (Table 3). The decrease was primarily due to (i) our decision to exit our larger account business, and (ii) changing our regional sales teams due to field restructuring, including staff reductions and reassignment of agency relationships among remaining staff, that was completed during the first quarter 2016.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2016 was 62.3% compared to 57.1% in 2015. The 5.2 point increase in the first quarter 2016 when compared to 2015 (Table 4) was due to commercial multi-peril, fire & allied lines and other & product liability lines ratio increases of 9.7 points, 10.3 points and 4.6 points, respectively. The increase in the commercial multi-peril ratio was due to adverse development of prior accident year losses during the first quarter 2016 compared to favorable development of prior accident year losses during 2015. The increase in the other & product liability ratio was primarily due to an increase in the severity of losses during the current accident year when compared to 2015. The increase in the fire & allied lines ratio was due to two large fire losses, one related to the 2015 accident year, which developed adversely, and the other being a 2016 accident year loss. Both losses occurred within our larger account business, which we have exited.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
Certain business previously included in the programs unit has been reclassified to the E&S property unit. Prior reporting periods have been restated to conform to the new presentation.
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three months ended March 31, 2016 and 2015.
Table 5

($ millions)	Net Written Premiums
Specialty insurance segment:	2016	2015	% Change
E&S property	$6.3	$12.4	(49.2)
E&S casualty	22.1	17.4	27.0
Programs	32.0	24.6	30.1
Total specialty	$60.4	$54.4	11.0

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2016 and 2015:
Table 6

Statutory Loss and LAE Ratios	($ millions)%
Three months ended March 31	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Specialty insurance segment:
E&S property	$9.8	$0.4	$3.0	$3.4	4.4	30.5	34.9
E&S casualty	20.2	—	12.5	12.5	—	62.2	62.2
Programs	25.0	0.1	22.3	22.4	0.2	89.6	89.8
Total specialty	55.0	0.5	37.8	38.3	0.9	68.9	69.8
ULAE	—	—	—	2.4	—	—	4.4
Total Loss and LAE	$55.0	$0.5	$37.8	$40.7	0.9	68.9	74.2

2015
Specialty insurance segment:
E&S property	$13.0	$—	$3.7	$3.7	0.1	28.5	28.6
E&S casualty	15.6	—	9.0	9.0	—	57.8	57.8
Programs	19.4	—	13.9	13.9	(0.1)	71.5	71.4
Total specialty	48.0	—	26.6	26.6	—	55.4	55.4
ULAE	—	—	—	1.8	—	—	3.7
Total Loss and LAE	$48.0	$—	$26.6	$28.4	—	55.4	59.1

Net written premiums for the specialty insurance segment for the three months ended March 31, 2016 increased 11.0% compared to the same 2015 period (Table 5). The year over year increase was driven by new programs added during the second quarter 2015, and new business growth in the E&S casualty unit. Partially offsetting the 2016 growth was a decline in E&S property unit premiums due to continued intense competition within the catastrophe-exposed property marketplace, which has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2016 was 68.9% compared to 55.4% in 2015 (Table 6). The 13.5 point increase in the first quarter 2016 ratio when compared to 2015 (Table 6) was primarily due to the programs and E&S casualty units ratio increases of 18.1 points and 4.4 points, respectively

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

(Table 6). The increase in the programs unit loss ratio was due to (i) higher current accident year losses resulting from increased severity in programs with commercial auto exposures, and (ii) adverse development of prior accident year losses for certain programs, including those programs in runoff. The increase in the E&S casualty unit loss ratio was primarily due to higher current accident year losses as a result of (i) a change in mix, and (ii) higher ultimate loss and ALAE estimates for our healthcare business, which we exited in the first quarter 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by line of business for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015	$ Change
	Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal insurance segment:
Personal auto	$(3.2)	$0.9	$(4.1)
Homeowners	0.1	1.2	(1.1)
Other personal	(0.4)	0.6	(1.0)
Personal segment	(3.5)	2.7	(6.2)

Business insurance segment:
Commercial auto	0.2	(0.6)	0.8
Commercial multi-peril	(1.5)	2.1	(3.6)
Fire & allied lines	(1.8)	(0.2)	(1.6)
Other & product liability	1.7	1.6	0.1
Workers' compensation	0.9	0.9	—
Other commercial	0.2	0.6	(0.4)
Business segment	(0.3)	4.4	(4.7)

Specialty insurance segment:
E&S property	(0.3)	(0.1)	(0.2)
E&S casualty	(0.7)	(0.6)	(0.1)
Programs	(3.9)	(1.7)	(2.2)
Specialty segment	(4.9)	(2.4)	(2.5)

Cat loss and ALAE	0.7	0.2	0.5
ULAE	(1.6)	(0.3)	(1.3)
Total	$(9.6)	$4.6	$(14.2)

For further information, see the "Personal Insurance Segment", "Business Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at March 31, 2016 and December 31, 2015:

($ millions)	March 31, 2016	December 31, 2015	$ Change
Personal insurance segment:
Personal auto	$180.5	$182.1	$(1.6)
Homeowners	46.6	37.2	9.4
Other personal	9.1	7.7	1.4
Total personal	236.2	227.0	9.2
Business insurance segment:
Commercial auto	93.4	97.1	(3.7)
Commercial multi-peril	114.5	109.1	5.4
Fire & allied lines	23.2	17.4	5.8
Other & product liability	163.4	161.2	2.2
Workers’ compensation	171.8	167.3	4.5
Other commercial	1.9	1.5	0.4
Total business	568.2	553.6	14.6
Specialty insurance segment:
E&S property	21.9	21.4	0.5
E&S casualty	104.5	96.6	7.9
Programs	146.2	148.5	(2.3)
Total specialty	272.6	266.5	6.1
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,077.0	$1,047.1	$29.9

Losses and loss expenses payable increased $29.9 million since December 31, 2015. The increase in the personal insurance segment's losses and loss expenses payable was primarily due to an increase in catastrophe losses in the homeowners line. The increase in losses and loss expenses payable in the business insurance segment was primarily the result of adverse development within the commercial multi-peril line and two large fire losses in the fire & allied line. The increase in losses and loss expenses payable in the specialty insurance segment was primarily attributable to an increase in the volume of business in the E&S casualty unit.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2015 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratio was 33.6% for the three months ended March 31, 2016 compared to 32.8% in 2015. The 0.8 point increase in the first quarter 2016 when compared to 2015 was primarily due to employee severance expenses incurred in the first quarter 2016 and a decrease in profit commission recognized in connection with the expired HO QS Arrangement.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting almost entirely of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At March 31, 2016, there were three fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2015 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2016 and December 31, 2015:

($ millions)	March 31, 2016	% of Total	December 31, 2015	% of Total
Cash and cash equivalents	$47.7	1.8	$58.1	2.3
Fixed maturities, at fair value:
Fixed maturities	1,911.9	74.0	1,856.7	73.4
Treasury inflation-protected securities	143.6	5.6	144.0	5.7
Total fixed maturities	2,055.5	79.6	2,000.7	79.1
Notes receivable from affiliate (a)	70.0	2.7	70.0	2.8
Equity securities, at fair value:
Large-cap securities	249.8	9.7	241.0	9.5
Small-cap securities	69.1	2.7	69.6	2.8
Total equity securities	318.9	12.4	310.6	12.3
Other invested assets, at fair value:
International funds	77.4	3.0	77.0	3.0
Other invested assets	8.4	0.3	8.1	0.3
Total other invested assets, at fair value	85.8	3.3	85.1	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,583.2	100.0	$2,529.8	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$39.5	$40.2
Due after 1 year through 5 years	532.1	545.7
Due after 5 years through 10 years	292.7	299.5
Due after 10 years	665.3	689.1
U.S. government agencies mortgage-backed securities	461.9	481.0
Total	$1,991.5	$2,055.5

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.50 and 4.85 as of March 31, 2016 and December 31, 2015, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2016 and 2015:

($ millions)	2016	2015
Gross investment income:
Fixed maturities	$14.9	$12.9
Equity securities	1.5	1.6
Other	1.4	1.4
Total gross investment income	17.8	15.9
Less: Investment expenses	0.4	0.5
Net investment income	$17.4	$15.4

Average invested assets (at cost)	$2,384.1	$2,226.0
Annualized investment yield	2.9%	2.8%
Annualized investment yield, after tax	2.2%	2.2%
Net investment income, after tax	$13.3	$12.2
Effective tax rate	23.5%	20.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received from the sale of our investment portfolio for the three months ended March 31, 2016 and 2015:

($ in millions)	2016		2015
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.5	$75.8	$1.1	$62.5
Equity securities	4.1	20.4	4.1	19.0
Other invested assets	—	0.2	—	0.2
Total realized gains	5.6	96.4	5.2	81.7
Realized losses:
Equity securities:
Sales	(0.6)	3.2	(0.5)	2.5
OTTI	(1.4)	—	(0.5)	—
Fixed maturities
OTTI	(2.3)	—	—	—
Total realized losses	(4.3)	3.2	(1.0)	2.5
Net realized gain on investments	$1.3	$99.6	$4.2	$84.2

Net realized gains decreased $2.9 million in the first quarter 2016 when compared to 2015, primarily due to OTTI recognized on our fixed maturity portfolio.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2015 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We recognized $2.3 million of OTTI on our fixed maturity portfolio for the three months ended March 31, 2016, while we did not recognize any OTTI on our fixed maturity portfolio for the three months ended March 31, 2015.
When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2015 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2016 and 2015:

($ millions, except # of positions)	2016		2015
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(0.2)	—	$—
Small-cap securities	10	(1.2)	7	(0.5)
Fixed maturities	1	(2.3)	—	—
Total other-than-temporary impairments	12	$(3.7)	7	$(0.5)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2016, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2016:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$223.6	$13.0	33	$(0.5)	6	$236.1
Obligations of states and political subdivisions	730.7	28.6	208	(0.6)	4	758.7
Corporate securities	575.3	11.1	79	(6.7)	21	579.7
U.S. government agencies mortgage-backed securities	461.9	19.8	65	(0.7)	17	481.0
Total fixed maturities	1,991.5	72.5	385	(8.5)	48	2,055.5
Equity securities:
Large-cap securities	221.1	33.5	40	(4.8)	24	249.8
Small-cap securities	53.4	15.9	69	(0.2)	1	69.1
Total equity securities	274.5	49.4	109	(5.0)	25	318.9
Other invested assets	57.1	28.7	2	—	—	85.8
Total available-for-sale investments	$2,323.1	$150.6	496	$(13.5)	73	$2,460.2

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at March 31, 2016 and December 31, 2015, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2016:

($ millions)	March 31, 2016	December 31, 2015	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$64.0	$27.8	$36.2
Equity securities	44.4	45.4	(1.0)
Other invested assets	28.7	28.2	0.5
Unrealized gains	137.1	101.4	35.7
Net deferred federal income tax liability	(45.4)	(32.9)	(12.5)
Unrealized gains, net of tax	$91.7	$68.5	$23.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2016 and December 31, 2015.
As of March 31, 2016, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2016 and 2015, respectively.

($ millions)	2016	2015
Income before federal income taxes	$3.8	$33.2

Current tax expense	—	0.4
Deferred tax expense	0.8	8.1
Total federal income tax expense	0.8	8.5

Net income	$3.0	$24.7

Effective tax rates were 20.0% and 25.6% for the three months ended March 31, 2016 and 2015, respectively. See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2016.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2016 and December 31, 2015, we had $47.7 million and $58.1 million, respectively, in cash and cash equivalents, and $2,460.2 million and $2,396.4 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.1 million and $8.8 million of securities on deposit with insurance regulators as required by law at March 31, 2016 and December 31, 2015; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $24.5 million and $54.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash provided by operating activities was due to the expiration of the HO QS Arrangement at December 31, 2014, which resulted in STFC receiving a return of $63.5 million of premiums during the three months ended March 31, 2015. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $31.4 million and $69.0 million for the three months ended March 31, 2016 and 2015, respectively. The change was primarily due to the reinvestment of the premiums received from the expiration of the HO QS Arrangement.
Net cash used in financing activities was $3.5 million for the three months ended March 31, 2016 and 2015, respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of March 31, 2016, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2016 and 2015 were 4.61% and 4.46%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2015 Form 10-K.
Regulatory Considerations
At March 31, 2016, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Simplifying the Presentation of Debt Issuance Costs
The amendments in this guidance simplify the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. We adopted this guidance at January 1, 2016 on a retrospective basis and it resulted in a $0.3 million decrease to notes payable and accrued investment income and other assets at December 31, 2015.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
The amendments in this guidance remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. We adopted this guidance at January 1, 2016 and it did not have a material impact on the condensed consolidated financial statements.
CREDIT AND FINANCIAL STRENGTH RATINGS
On April 26, 2016, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2015 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2015 Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2015 Form 10-K under Part I, Item 1A – Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2016, between State Auto Financial Corporation and Michael E. LaRocco

10.02	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2016, between State Auto Financial Corporation and Steven E. English

10.03	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2016, between State Auto Financial Corporation and Jessica E. Clark

10.04	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated August 24, 2015, between State Auto Financial Corporation and Kim B. Garland

10.05	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated August 24, 2015, between State Auto Financial Corporation and Kim B. Garland

10.06	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2016, between State Auto Financial Corporation and Kim B. Garland

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 4, 2016	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)