Form 10-Q
period 2016-06-30
State Auto Financial CORP
filed 2016-08-08
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Yes  ☒    No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
On July 29, 2016, the Registrant had 41,676,921 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2016

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,029.9 and $1,972.9, respectively)	$2,123.4	$2,000.7
Equity securities, available-for-sale, at fair value (cost $253.5 and $265.2, respectively)	300.7	310.6
Other invested assets, available-for-sale, at fair value (cost $57.2 and $56.9, respectively)	85.3	85.1
Other invested assets	5.3	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,584.7	2,471.7
Cash and cash equivalents	53.0	58.1
Accrued investment income and other assets	36.3	35.7
Deferred policy acquisition costs (affiliated net assumed $54.3 and $49.3, respectively)	131.8	129.1
Reinsurance recoverable on losses and loss expenses payable	6.1	5.9
Prepaid reinsurance premiums	5.9	6.8
Due from affiliate	28.4	5.9
Current federal income taxes	4.9	4.9
Net deferred federal income taxes	74.9	102.5
Property and equipment, at cost	7.5	7.6
Total assets	$2,933.5	$2,828.2
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $572.6 and $532.4, respectively)	$1,143.2	$1,053.0
Unearned premiums (affiliated net assumed $226.2 and $214.2, respectively)	623.7	616.3
Notes payable (affiliates $15.2 and $15.2, respectively)	100.5	100.5
Postretirement and pension benefits (affiliated net ceded $53.2 and $56.0, respectively)	98.8	104.0
Other liabilities (affiliated net assumed $6.3 and affiliated net ceded $8.4, respectively)	65.9	69.8
Total liabilities	2,032.1	1,943.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.4 and 48.1 shares issued, respectively, at stated value of $2.50 per share	120.9	120.4
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.5)	(116.3)
Additional paid-in capital	154.8	153.5
Accumulated other comprehensive income (affiliated net ceded $54.4 and $56.7, respectively)	82.7	37.6
Retained earnings	659.5	689.4
Total stockholders’ equity	901.4	884.6
Total liabilities and stockholders’ equity	$2,933.5	$2,828.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2016	2015
Earned premiums (affiliated net assumed $117.6 and $102.9, respectively)	$322.4	$311.5
Net investment income (affiliates $1.2 and $1.2, respectively)	19.1	19.8
Net realized gains on investments:
Total other-than-temporary impairment losses	(0.6)	(0.8)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.1	6.2
Total net realized gains on investments	6.5	5.4
Other income from affiliates	0.5	0.7
Total revenues	348.5	337.4

Losses and loss expenses (affiliated net assumed $86.8 and $59.4, respectively)	262.9	224.6
Acquisition and operating expenses (affiliated net assumed $68.4 and $58.8, respectively)	107.2	105.9
Interest expense (affiliates $0.2 and $0.2, respectively)	1.4	1.4
Other expenses	2.1	2.1
Total expenses	373.6	334.0
(Loss) income before federal income taxes	(25.1)	3.4
Federal income tax (benefit) expense:
Current	—	0.2
Deferred	(0.5)	0.5
Total federal income tax (benefit) expense	(0.5)	0.7
Net (loss) income	$(24.6)	$2.7
(Loss) earnings per common share:
Basic	$(0.59)	$0.06
Diluted	$(0.59)	$0.06
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2016	2015
Earned premiums (affiliated net assumed $231.0 and $208.3, respectively)	$642.3	$626.8
Net investment income (affiliates $2.4 and $2.4, respectively)	36.5	35.2
Net realized gains on investments:
Total other-than-temporary impairment losses	(4.3)	(1.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	12.1	10.5
Total net realized gains on investments	7.8	9.2
Other income from affiliates	1.1	1.1
Total revenues	687.7	672.3

Losses and loss expenses (affiliated net assumed $180.5 and $133.5, respectively)	487.9	419.6
Acquisition and operating expenses (affiliated net assumed $138.9 and $136.1, respectively)	214.7	209.3
Interest expense (affiliates $0.4 and $0.4, respectively)	2.7	2.7
Other expenses	3.7	4.1
Total expenses	709.0	635.7
(Loss) income before federal income taxes	(21.3)	36.6
Federal income tax expense:
Current	—	0.6
Deferred	0.3	8.6
Total federal income tax expense	0.3	9.2
Net (loss) income	$(21.6)	$27.4
(Loss) earnings per common share:
Basic	$(0.52)	$0.67
Diluted	$(0.52)	$0.66
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2016	2015
Net (loss) income	$(24.6)	$2.7
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses)	38.2	(38.6)
Reclassification adjustments for gains realized in net income	(6.5)	(5.4)
Income tax (expense) benefit	(11.1)	15.4
Total net unrealized holding gains (losses) on investments	20.6	(28.6)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	2.3	2.9
Income tax expense	(0.2)	(0.5)
Total net unrecognized benefit plan obligations	0.7	1.0
Other comprehensive income (loss)	21.3	(27.6)
Comprehensive loss	$(3.3)	$(24.9)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2016	2015
Net (loss) income	$(21.6)	$27.4
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses)	75.2	(21.6)
Reclassification adjustments for gains realized in net income	(7.8)	(9.6)
Income tax (expense) benefit	(23.6)	10.9
Total net unrealized holding gains (losses) on investments	43.8	(20.3)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(2.8)	(2.8)
Net actuarial loss	4.7	5.8
Income tax expense	(0.6)	(1.0)
Total net unrecognized benefit plan obligations	1.3	2.0
Other comprehensive income (loss)	45.1	(18.3)
Comprehensive income	$23.5	$9.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(21.6)	$27.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7.4	7.3
Share-based compensation	2.2	2.4
Net realized gains on investments	(7.8)	(9.2)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(2.7)	(7.0)
Accrued investment income and other assets	(0.4)	(0.6)
Postretirement and pension benefits	(3.8)	(1.6)
Other liabilities and due to/from affiliates, net	(27.8)	(87.7)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.7	0.3
Losses and loss expenses payable	90.2	39.8
Unearned premiums	7.4	19.9
Excess tax benefits on share-based awards	(0.3)	(0.1)
Federal income taxes	1.0	7.8
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	—	63.5
Net cash provided by operating activities	44.5	62.2
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(292.0)	(317.9)
Purchases of equity securities available-for-sale	(45.0)	(26.1)
Purchases of other invested assets	(0.7)	(4.3)
Maturities, calls and pay downs of fixed maturities available-for-sale	101.2	147.5
Sales of fixed maturities available-for-sale	126.4	68.9
Sales of equity securities available-for-sale	65.0	39.8
Sales of other invested assets available-for-sale	0.4	0.3
Net additions of property and equipment	—	(0.1)
Net cash used in investing activities	(44.7)	(91.9)
Cash flows from financing activities:
Proceeds from issuance of common stock	3.3	2.4
Payments to acquire treasury stock	(0.2)	(0.2)
Payment of dividends	(8.3)	(8.3)
Excess tax benefits on share-based awards	0.3	0.1
Net cash used in financing activities	(4.9)	(6.0)
Net decrease in cash and cash equivalents	(5.1)	(35.7)
Cash and cash equivalents at beginning of period	58.1	86.3
Cash and cash equivalents at end of period	$53.0	$50.6
Supplemental disclosures:
Interest paid (affiliates $0.4 and $0.3, respectively)	$2.6	$2.6
Federal income taxes paid	$—	$2.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2016 and December 31, 2015:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.3	$14.5	$(0.5)	$243.3
Obligations of states and political subdivisions	691.5	42.9	—	734.4
Corporate securities	530.7	14.5	(2.3)	542.9
U.S. government agencies mortgage-backed securities	578.4	25.1	(0.7)	602.8
Total fixed maturities	2,029.9	97.0	(3.5)	2,123.4
Equity securities:
Large-cap securities	198.5	33.9	(4.3)	228.1
Small-cap securities	55.0	17.7	(0.1)	72.6
Total equity securities	253.5	51.6	(4.4)	300.7
Other invested assets	57.2	28.1	—	85.3
Total available-for-sale securities	$2,340.6	$176.7	$(7.9)	$2,509.4

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	$(2.0)	$224.4
Obligations of states and political subdivisions	804.0	22.5	(1.7)	824.8
Corporate securities	500.3	5.8	(11.7)	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	(3.2)	457.1
Total fixed maturities	1,972.9	46.4	(18.6)	2,000.7
Equity securities:
Large-cap securities	211.9	34.2	(5.1)	241.0
Small-cap securities	53.3	16.5	(0.2)	69.6
Total equity securities	265.2	50.7	(5.3)	310.6
Other invested assets	56.9	28.3	(0.1)	85.1
Total available-for-sale securities	$2,295.0	$125.4	$(24.0)	$2,396.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$3.3	$(0.1)	1	$8.9	$(0.4)	1	$12.2	$(0.5)	2
Corporate securities	30.5	(0.4)	4	44.6	(1.9)	7	75.1	(2.3)	11
U.S. government agencies mortgage-backed securities	28.9	(0.1)	4	25.7	(0.6)	9	54.6	(0.7)	13
Total fixed maturities	62.7	(0.6)	9	79.2	(2.9)	17	141.9	(3.5)	26
Equity securities:
Large-cap equity securities	33.0	(3.8)	17	2.8	(0.5)	1	35.8	(4.3)	18
Small-cap equity securities	4.5	(0.1)	1	—	—	—	4.5	(0.1)	1
Total equity securities	37.5	(3.9)	18	2.8	(0.5)	1	40.3	(4.4)	19
Total temporarily impaired securities	$100.2	$(4.5)	27	$82.0	$(3.4)	18	$182.2	$(7.9)	45

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$68.6	$(1.6)	15	$13.5	$(0.4)	4	$82.1	$(2.0)	19
Obligations of states and political subdivisions	137.5	(1.7)	16	—	—	—	137.5	(1.7)	16
Corporate securities	246.9	(5.3)	36	63.9	(6.4)	11	310.8	(11.7)	47
U.S. government agencies mortgage-backed securities	132.2	(2.3)	18	33.0	(0.9)	11	165.2	(3.2)	29
Total fixed maturities	585.2	(10.9)	85	110.4	(7.7)	26	695.6	(18.6)	111
Equity securities:
Large-cap equity securities	65.8	(5.1)	24	—	—	—	65.8	(5.1)	24
Small-cap equity securities	3.4	(0.2)	1	—	—	—	3.4	(0.2)	1
Total equity securities	69.2	(5.3)	25	—	—	—	69.2	(5.3)	25
Other invested assets	8.1	(0.1)	1	—	—	—	8.1	(0.1)	1
Total temporarily impaired securities	$662.5	$(16.3)	111	$110.4	$(7.7)	26	$772.9	$(24.0)	137

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at June 30, 2016, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Equity securities:
Large-cap securities	$—	$—	$(0.2)	$—
Small-cap securities	(0.6)	(0.8)	(1.8)	(1.3)
Fixed maturities:	—	—	(2.3)	—
Total other-than-temporary impairments	$(0.6)	$(0.8)	$(4.3)	$(1.3)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$36.6	$37.1
Due after 1 year through 5 years	511.7	528.5
Due after 5 years through 10 years	270.7	282.5
Due after 10 years	632.5	672.5
U.S. government agencies mortgage-backed securities	578.4	602.8
Total	$2,029.9	$2,123.4

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2016, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $85.0 million, that were pledged as collateral for the Federal Home Loan Bank of Cincinnati ("FHLB") Loan. In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities.
Fixed maturities with fair values of $9.3 million and $8.8 million were on deposit with insurance regulators as required by law at June 30, 2016 and December 31, 2015, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Fixed maturities	$16.7	$17.4	$31.6	$30.3
Equity securities	1.5	1.7	3.0	3.3
Cash and cash equivalents, and other	1.3	1.3	2.7	2.7
Investment income	19.5	20.4	37.3	36.3
Investment expenses	0.4	0.6	0.8	1.1
Net investment income	$19.1	$19.8	$36.5	$35.2

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $191.8 million and $109.0 million for the six months ended June 30, 2016 and 2015, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Realized gains:
Fixed maturities	$0.6	$0.4	$2.1	$1.5
Equity securities	6.6	5.9	10.7	10.0
Other invested assets	0.1	0.1	0.1	0.1
Total realized gains	7.3	6.4	12.9	11.6
Realized losses:
Equity securities:
Sales	(0.2)	(0.2)	(0.8)	(0.7)
OTTI	(0.6)	(0.8)	(2.0)	(1.3)
Fixed maturities:
OTTI	—	—	(2.3)	—
Total realized losses	(0.8)	(1.0)	(5.1)	(2.0)
Net realized gains on investments	$6.5	$5.4	$7.8	$9.6
Change in unrealized holding gains, net of tax:
Fixed maturities	$29.5	$(38.0)	$65.7	$(28.6)
Equity securities	2.8	(6.5)	1.8	(7.5)
Other invested assets	(0.6)	0.5	(0.1)	4.9
Deferred federal income tax liability	(11.1)	15.4	(23.6)	10.9
Change in net unrealized holding gains, net of tax	$20.6	$(28.6)	$43.8	$(20.3)

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2016 and December 31, 2015, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2016 and 2015.
The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.
Fixed Maturities
The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. The Company regularly selects a random sample of security prices which are compared to one or more alternative pricing sources for reasonableness. Any discrepancies with the pricing are returned to the pricing service for further explanation and, if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company holds one corporate fixed maturity security included in Level 3 and estimates its fair value using the present value of the future cash flows. Due to the limited amount of observable market information for this security, the Company includes the fair value estimate in Level 3.

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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $76.6 million and $77.0 million at June 30, 2016 and December 31, 2015, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, these investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2016 and December 31, 2015:

($ millions)	Total	Level 1	Level 2	Level 3
June 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$243.3	$—	$243.3	$—
Obligations of states and political subdivisions	734.4	—	734.4	—
Corporate securities	542.9	—	539.5	3.4
U.S. government agencies mortgage-backed securities	602.8	—	602.8	—
Total fixed maturities	2,123.4	—	2,120.0	3.4
Equity securities:
Large-cap securities	228.1	228.1	—	—
Small-cap securities	72.6	72.6	—	—
Total equity securities	300.7	300.7	—	—
Other invested assets	8.7	8.7	—	—
Total available-for-sale investments	$2,432.8	$309.4	$2,120.0	$3.4

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$224.4	$—	$224.4	$—
Obligations of states and political subdivisions	824.8	—	824.8	—
Corporate securities	494.4	—	491.1	3.3
U.S. government agencies mortgage-backed securities	457.1	—	457.1	—
Total fixed maturities	2,000.7	—	1,997.4	3.3
Equity securities:
Large-cap securities	241.0	241.0	—	—
Small-cap securities	69.6	69.6	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	8.1	8.1	—	—
Total available-for-sale investments	$2,319.4	$318.7	$1,997.4	$3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2016 and the year ended December 31, 2015, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$3.4
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$3.4

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$3.3

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2016 was $4.8 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2016			December 31, 2015
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.8	7.00%	$70.0	$74.1	7.00%

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

($ millions, except interest rates)	June 30, 2016			December 31, 2015
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	$85.3	$85.9	5.03%	$85.3	$85.5	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	4.87%	15.2	15.2	4.61%
Total notes payable	$100.5	$101.1		$100.5	$100.7

4. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Premiums earned:
Assumed from external insurers and reinsurers	$1.0	$1.0	$2.4	$2.1
Assumed under Pooling Arrangement	322.4	311.5	642.3	626.8
Ceded to external insurers and reinsurers	(6.5)	(8.5)	(13.3)	(17.4)
Ceded under Pooling Arrangement	(204.8)	(208.6)	(411.3)	(418.5)
Net assumed premiums earned	$112.1	$95.4	$220.1	$193.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.8	$0.6	$1.9	$1.4
Assumed under Pooling Arrangement	263.3	225.0	488.7	420.3
Ceded to external insurers and reinsurers	(0.5)	(2.5)	(2.4)	(2.4)
Ceded under Pooling Arrangement	(176.5)	(165.6)	(308.2)	(286.8)
Net assumed losses and loss expenses incurred	$87.1	$57.5	$180.0	$132.5

5. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
Amount at statutory rate	$(8.7)	35.0%	$1.2	35.0%	$(7.4)	35.0%	$12.8	35.0%
Tax-exempt interest and dividends received deduction	(1.9)	7.4	(2.3)	(67.2)	(3.9)	18.1	(4.5)	(12.2)
Other, net	10.1	(40.7)	1.8	52.3	11.6	(54.7)	0.9	2.3
Federal income tax (benefit) expense and effective rate	$(0.5)	1.7%	$0.7	20.1%	$0.3	(1.6)%	$9.2	25.1%

Income taxes for the three and six months ended June 30, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
6. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2016 and 2015:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.5	$1.9	$—	$—	$3.1	$3.9	$—	$—
Interest cost	2.9	2.9	0.2	0.2	5.9	5.7	0.4	0.4
Expected return on plan assets	(3.7)	(3.5)	—	—	(7.4)	(6.9)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)	—	—	(2.8)	(2.8)
Net actuarial loss	2.3	2.8	—	0.1	4.6	5.5	0.1	0.3
Net periodic cost (benefit)	$3.0	$4.1	$(1.2)	$(1.1)	$6.2	$8.2	$(2.3)	$(2.1)

The Company's share of contributions to its pension plan for the six months ended June 30, 2016 were $6.5 million. The Company expects to contribute an additional $6.5 million during 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and six months ended June 30, 2016 and 2015:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2016	$91.7	$(30.3)	$61.4

Other comprehensive income before reclassifications	24.9	—	24.9
Amounts reclassified from AOCI (a)	(4.3)	0.7	(3.6)
Net current period other comprehensive income	20.6	0.7	21.3
Ending balance at June 30, 2016	$112.3	$(29.6)	$82.7

Beginning balance at April 1, 2015	$118.3	$(37.3)	$81.0

Other comprehensive income before reclassifications	(25.1)	—	(25.1)
Amounts reclassified from AOCI (a)	(3.5)	1.0	(2.5)
Net current period other comprehensive (loss) income	(28.6)	1.0	(27.6)
Ending balance at June 30, 2015	$89.7	$(36.3)	$53.4

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive income before reclassifications	48.9	—	48.9
Amounts reclassified from AOCI (a)	(5.1)	1.3	(3.8)
Net current period other comprehensive income	43.8	1.3	45.1
Ending balance at June 30, 2016	$112.3	$(29.6)	$82.7

Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive income before reclassifications	(14.1)	—	(14.1)
Amounts reclassified from AOCI (a)	(6.2)	2.0	(4.2)
Net current period other comprehensive (loss) income	(20.3)	2.0	(18.3)
Ending balance at June 30, 2015	$89.7	$(36.3)	$53.4

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2016 and 2015:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2016	2015
Unrealized gains on available for sale securities	$6.5	$5.4	Realized gain on sale of securities
	6.5	5.4	Total before tax
	(2.2)	(1.9)	Tax expense
	4.3	3.5	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(b)
Net actuarial loss	(2.3)	(2.9)	(b)
	(0.9)	(1.5)	Total before tax
	0.2	0.5	Tax benefit
	(0.7)	(1.0)	Net of tax
Total reclassifications for the period	$3.6	$2.5

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2016	2015
Unrealized gains on available for sale securities	$7.8	$9.6	Realized gain on sale of securities
	7.8	9.6	Total before tax
	(2.7)	(3.4)	Tax expense
	5.1	6.2	Net of tax
Amortization of benefit plan items
Negative prior service cost	2.8	2.8	(b)
Net actuarial loss	(4.7)	(5.8)	(b)
	(1.9)	(3.0)	Total before tax
	0.6	1.0	Tax benefit
	(1.3)	(2.0)	Net of tax
Total reclassifications for the period	$3.8	$4.2

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Numerator:
Net (loss) income for basic (loss) earnings per common share	$(24.6)	$2.7	$(21.6)	$27.4
Denominator:
Weighted average shares for basic net (loss) earnings per common share	41.5	41.0	41.4	41.0
Effect of dilutive share-based awards	—	0.5	—	0.5
Adjusted weighted average shares for diluted net (loss) earnings per common share	41.5	41.5	41.4	41.5

Basic net (loss) earnings per common share	$(0.59)	$0.06	$(0.52)	$0.67
Diluted net (loss) earnings per common share	$(0.59)	$0.06	$(0.52)	$0.66

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2016 and 2015.

(shares in millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Total number of antidilutive options and awards	1.6	1.8	1.7	1.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Revenue from external sources:
Insurance segments
Personal insurance	$145.2	$148.2	$290.8	$298.2
Business insurance	119.5	118.8	238.8	236.1
Specialty insurance	57.7	44.5	112.7	92.5
Total insurance segments	322.4	311.5	642.3	626.8
Investment operations segment
Net investment income	19.1	19.8	36.5	35.2
Net realized capital gains	6.5	5.4	7.8	9.6
Total investment operations segment	25.6	25.2	44.3	44.8
All other	0.5	0.7	1.1	0.7
Total revenue from external sources	348.5	337.4	687.7	672.3
Intersegment revenue	1.5	1.4	2.9	2.8
Total revenue	350.0	338.8	690.6	675.1
Reconciling items:
Eliminate intersegment revenues	(1.5)	(1.4)	(2.9)	(2.8)
Total consolidated revenues	$348.5	$337.4	$687.7	$672.3
Segment income before federal income tax:
Insurance segments SAP underwriting (loss) income
Personal insurance	$(25.1)	$(10.2)	$(21.2)	$7.2
Business insurance	(11.6)	(12.8)	(19.3)	(13.1)
Specialty insurance	(16.3)	(3.0)	(24.2)	(4.9)
Total insurance segments	(53.0)	(26.0)	(64.7)	(10.8)
Investment operations segment
Net investment income	19.1	19.8	36.5	35.2
Net realized capital gains	6.5	5.4	7.8	9.6
Total investment operations segment	25.6	25.2	44.3	44.8
All other	0.1	0.1	0.2	(0.3)
Total segment (loss) income before tax expense	(27.3)	(0.7)	(20.2)	33.7
Reconciling items:
GAAP expense adjustments	4.6	6.5	3.4	7.7
Interest expense on corporate debt	(1.4)	(1.4)	(2.7)	(2.7)
Corporate expenses	(1.0)	(1.0)	(1.8)	(2.1)
Total reconciling items	2.2	4.1	(1.1)	2.9
Total consolidated (loss) income before federal income tax expense	$(25.1)	$3.4	$(21.3)	$36.6

The specialty insurance segment results for the three and six months ended June 30, 2015 reflect the impact of a correction of reinsurance amounts related to the Company's reinsurance agreement covering casualty risks within the segment. As a result of the correction, net written and earned premiums were reduced by $7.6 million and $5.5 million, respectively, losses were reduced by $2.1 million and acquisition and operating expenses were reduced by $1.6 million.
Investable assets attributable to the Company’s investment operations segment totaled $2,637.7 million and $2,529.8 million at June 30, 2016 and December 31, 2015, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2016 and December 31, 2015, and for the consolidated statements of income for the three and six month periods ended June 30, 2016 and 2015. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2015 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax loss for the three and six months ended June 30, 2016 was $25.1 million and $21.3 million, respectively, compared to pre-tax income of $3.4 million and $36.6 million, respectively, for the same 2015 periods. The decrease was primarily due to an increase in losses, both catastrophe and non-catastrophe, when compared to the same 2015 periods. For the three and six months ended June 30, 2016, we reported net realized gains on investments of $6.5 million and $7.8 million, respectively, compared to $5.4 million and $9.6 million, respectively, for the same 2015 periods.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2016 and 2015:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
GAAP Basis:
Total revenues	$348.5	$337.4	$687.7	$672.3
(Loss) income before federal income taxes	$(25.1)	$3.4	$(21.3)	$36.6
Net (loss) income	$(24.6)	$2.7	$(21.6)	$27.4
Basic (loss) earnings per share	$(0.59)	$0.06	$(0.52)	$0.67
Diluted (loss) earnings per share	$(0.59)	$0.06	$(0.52)	$0.66
Stockholders’ equity	$901.4	$877.5
Return on average equity (LTM)	0.3%	12.2%
Book value per share	$21.69	$21.35
Debt to capital ratio	10.0%	10.3%
Cat loss and ALAE ratio	13.1%	11.4%	8.9%	6.4%
Non-cat loss and LAE ratio	68.4%	60.7%	67.1%	60.5%
Loss and LAE ratio	81.5%	72.1%	76.0%	66.9%
Expense ratio	33.2%	34.0%	33.4%	33.4%
Combined ratio	114.7%	106.1%	109.4%	100.3%
Premium written growth	1.9%	15.0%	0.6%	15.3%
Investment yield	3.2%	3.5%	3.0%	3.1%

SAP Basis:
Cat loss and ALAE ratio	13.1%	11.4%	8.9%	6.4%
Non-cat loss and ALAE ratio	62.2%	54.2%	60.8%	54.2%
ULAE ratio	6.4%	6.6%	6.4%	6.5%
Loss and LAE ratio	81.7%	72.2%	76.1%	67.1%
Expense ratio	32.4%	33.2%	33.6%	33.6%
Combined ratio	114.1%	105.4%	109.7%	100.7%

($ millions)	Twelve months ended June 30
	2016	2015
Net premiums written to surplus	1.6	1.6

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
The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended
	June 30, 2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$155.2		$121.3		$69.1		$345.6

Earned premiums	145.2		119.5		57.7		322.4
Cat loss and ALAE	30.2	20.8	12.1	10.1	—	(0.1)	42.3	13.1
Non-cat loss and ALAE	86.2	59.3	67.7	56.8	46.8	80.9	200.7	62.2
ULAE	9.2	6.4	7.8	6.5	3.4	5.8	20.4	6.4
Underwriting expenses	44.7	28.8	43.5	35.9	23.8	34.3	112.0	32.4
SAP underwriting loss and SAP combined ratio	$(25.1)	115.3	$(11.6)	109.3	$(16.3)	120.9	$(53.0)	114.1

($ millions)	Three months ended
	June 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$155.9		$130.9		$52.5		$339.3

Earned premiums	148.2		118.8		44.5		311.5
Cat loss and ALAE	24.4	16.5	10.9	9.2	0.2	0.3	35.5	11.4
Non-cat loss and ALAE	77.7	52.3	66.8	56.2	24.5	55.4	169.0	54.2
ULAE	11.3	7.7	7.0	5.8	2.2	5.0	20.5	6.6
Underwriting expenses	45.0	29.0	46.9	35.7	20.6	39.2	112.5	33.2
SAP underwriting loss and SAP combined ratio	$(10.2)	105.5	$(12.8)	106.9	$(3.0)	99.9	$(26.0)	105.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended
	June 30, 2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$290.2		$230.7		$129.5		$650.4

Earned premiums	290.8		238.8		112.7		642.3
Cat loss and ALAE	42.5	14.6	14.3	6.0	0.5	0.4	57.3	8.9
Non-cat loss and ALAE	163.4	56.2	142.2	59.6	84.6	75.1	390.2	60.8
ULAE	19.7	6.8	15.8	6.6	5.8	5.1	41.3	6.4
Underwriting expenses	86.4	29.8	85.8	37.2	46.0	35.5	218.2	33.6
SAP underwriting loss and SAP combined ratio	$(21.2)	107.4	$(19.3)	109.4	$(24.2)	116.1	$(64.7)	109.7

($ millions)	Six months ended
	June 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$293.0		$246.4		$106.9		$646.3

Earned premiums	298.2		236.1		92.5		626.8
Cat loss and ALAE	27.5	9.2	12.3	5.2	0.2	0.1	40.0	6.4
Non-cat loss and ALAE	155.1	52.0	133.7	56.7	51.1	55.4	339.9	54.2
ULAE	24.0	8.1	12.4	5.2	4.0	4.3	40.4	6.5
Underwriting expenses	84.4	28.8	90.8	36.8	42.1	39.4	217.3	33.6
SAP underwriting gain (loss) and SAP combined ratio	$7.2	98.1	$(13.1)	103.9	$(4.9)	99.2	$(10.8)	100.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and six months ended June 30, 2016 and 2015:
Table 1

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Personal insurance segment:	2016	2015	% Change	2016	2015	% Change
Personal auto	$85.7	$86.3	(0.7)	$166.2	$168.7	(1.5)
Homeowners	60.0	60.8	(1.3)	106.2	107.3	(1.0)
Other personal	9.5	8.8	8.0	17.8	17.0	4.7
Total personal	$155.2	$155.9	(0.4)	$290.2	$293.0	(1.0)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2016 and 2015:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal insurance segment:
Personal auto	$82.4	$4.3	$61.8	$66.1	5.2	75.0	80.2
Homeowners	54.5	23.8	24.4	48.2	43.6	44.8	88.4
Other personal	8.3	2.1	—	2.1	25.6	(0.1)	25.5
Total personal	145.2	30.2	86.2	116.4	20.8	59.3	80.1
ULAE	—	—	—	9.2	—	—	6.4
Total Loss and LAE	$145.2	$30.2	$86.2	$125.6	20.8	59.3	86.5

2015
Personal insurance segment:
Personal auto	$84.9	$3.7	$56.4	$60.1	4.4	66.3	70.7
Homeowners	55.2	19.4	19.2	38.6	35.1	34.7	69.8
Other personal	8.1	1.3	2.1	3.4	16.1	26.5	42.6
Total personal	148.2	24.4	77.7	102.1	16.5	52.3	68.8
ULAE	—	—	—	11.3	—	—	7.7
Total Loss and LAE	$148.2	$24.4	$77.7	$113.4	16.5	52.3	76.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal insurance segment:
Personal auto	$164.7	$5.6	$117.8	$123.4	3.4	71.5	74.9
Homeowners	109.5	34.4	42.5	76.9	31.4	38.8	70.2
Other personal	16.6	2.5	3.1	5.6	15.1	18.8	33.9
Total personal	290.8	42.5	163.4	205.9	14.6	56.2	70.8
ULAE	—	—	—	19.7	—	—	6.8
Total Loss and LAE	$290.8	$42.5	$163.4	$225.6	14.6	56.2	77.6

2015
Personal insurance segment:
Personal auto	$171.0	$3.7	$111.5	$115.2	2.2	65.1	67.3
Homeowners	111.1	22.4	40.1	62.5	20.1	36.1	56.2
Other personal	16.1	1.4	3.5	4.9	9.0	21.6	30.6
Total personal	298.2	27.5	155.1	182.6	9.2	52.0	61.2
ULAE	—	—	—	24.0	—	—	8.1
Total Loss and LAE	$298.2	$27.5	$155.1	$206.6	9.2	52.0	69.3

The personal insurance segment's net written premiums for the three and six months ended June 30, 2016 decreased 0.4% and 1.0%, respectively, when compared to the same 2015 periods (Table 1). During the second half of 2015, we implemented various underwriting actions, which included pricing reviews and non-technology process improvements, designed to improve personal lines production and future profitability. While total policies in force continued to decline in the first half of 2016, we believe that these underwriting actions are showing positive results as retention improved, new business policy counts were up, and personal auto and homeowners new business premiums increased in the first half of 2016 when compared to the same 2015 period.
The personal insurance segment's SAP catastrophe loss ratios for the three and six months ended June 30, 2016 were 20.8% and 14.6%, respectively, compared to 16.5% and 9.2%, respectively, for the same 2015 periods (Tables 2 - 3). Weather events classified as catastrophes during 2016 have generally been more severe than those experienced in 2015. The number of events impacting us in the second quarter of 2016 was less than the same 2015 period, and was approximately the same on a comparative year to date basis. Weather patterns in Texas, primarily wind and hail, accounted for slightly more than half of the personal insurance segment's catastrophe losses.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2016 were 59.3% and 56.2%, respectively, compared to 52.3% and 52.0%, respectively, for the same 2015 periods (Tables 2 - 3). The SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2016 increased 8.7 points and 6.4 points, respectively, in personal auto and 10.1 points and 2.7 points, respectively, in homeowners, when compared to the same 2015 periods (Tables 2 - 3). Personal auto results were impacted by 5.7 points of prior year adverse development (see the "Loss and LAE Development" section included in this Item 2 for the development of the prior accident years ultimate liability by line of business for the three and six months ended June 30, 2016 and 2015) attributable to an increased level of bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015. The personal auto current accident year loss and ALAE estimates reflect the pricing and underwriting actions we have taken in the last twelve months. Homeowners results were impacted by a higher level of large fires losses during the second quarter of 2016 when compared to the same 2015 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and six months ended June 30, 2016 and 2015:
Table 4

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Business insurance segment:	2016	2015	% Change	2016	2015	% Change
Commercial auto	$23.8	$29.6	(19.6)	$45.3	$53.0	(14.5)
Commercial multi-peril	29.9	31.0	(3.5)	59.1	61.0	(3.1)
Fire & allied lines	19.1	19.7	(3.0)	35.6	37.1	(4.0)
Other & product liability	20.6	22.7	(9.3)	36.1	40.5	(10.9)
Workers’ compensation	23.4	23.1	1.3	46.2	46.0	0.4
Other commercial	4.5	4.8	(6.3)	8.4	8.8	(4.5)
Total business	$121.3	$130.9	(7.3)	$230.7	$246.4	(6.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2016 and 2015:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE		Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Business insurance segment:
Commercial auto	$24.5	$0.8		$22.2	$23.0	3.2	90.1	93.3
Commercial multi-peril	29.8	5.0		14.1	19.1	16.6	47.7	64.3
Fire & allied lines	18.3	6.3		3.7	10.0	34.4	20.5	54.9
Other & product liability	17.9	—		11.4	11.4	—	63.5	63.5
Workers’ compensation	24.7	—		15.3	15.3	—	62.2	62.2
Other commercial	4.3	—		1.0	1.0	0.5	24.0	24.5
Total business	119.5	12.1		67.7	79.8	10.1	56.8	66.9
ULAE	—	—		—	7.8	—	—	6.5
Total Loss and LAE	$119.5	$12.1		$67.7	$87.6	10.1	56.8	73.4

2015
Business insurance segment:
Commercial auto	$25.2	$0.3	17.0	$17.9	$18.2	1.4	70.8	72.2
Commercial multi-peril	30.0	4.5		16.7	21.2	14.8	55.9	70.7
Fire & allied lines	18.7	6.1		7.6	13.7	32.5	40.7	73.2
Other & product liability	18.3	—		10.6	10.6	0.1	57.5	57.6
Workers’ compensation	22.3	—		12.7	12.7	—	56.8	56.8
Other commercial	4.3	—		1.3	1.3	0.7	30.8	31.5
Total business	118.8	10.9		66.8	77.7	9.2	56.2	65.4
ULAE	—	—		—	7.0	—	—	5.8
Total Loss and LAE	$118.8	$10.9		$66.8	$84.7	9.2	56.2	71.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Business insurance segment:
Commercial auto	$49.8	$0.9	$39.2	$40.1	1.9	78.5	80.4
Commercial multi-peril	59.9	6.2	32.8	39.0	10.3	54.9	65.2
Fire & allied lines	37.0	7.2	16.0	23.2	19.4	43.3	62.7
Other & product liability	36.0	—	22.1	22.1	—	61.4	61.4
Workers’ compensation	47.7	—	29.8	29.8	—	62.6	62.6
Other commercial	8.4	—	2.3	2.3	0.1	27.5	27.6
Total business	238.8	14.3	142.2	156.5	6.0	59.6	65.6
ULAE	—	—	—	15.8	—	—	6.6
Total Loss and LAE	$238.8	$14.3	$142.2	$172.3	6.0	59.6	72.2

2015
Business insurance segment:
Commercial auto	$50.5	$0.3	$34.5	$34.8	0.7	68.2	68.9
Commercial multi-peril	59.9	5.2	32.4	37.6	8.7	54.0	62.7
Fire & allied lines	37.5	6.8	18.0	24.8	18.0	48.1	66.1
Other & product liability	36.1	—	20.3	20.3	—	56.2	56.2
Workers’ compensation	43.5	—	26.1	26.1	—	60.0	60.0
Other commercial	8.6	—	2.4	2.4	0.3	28.6	28.9
Total business	236.1	12.3	133.7	146.0	5.2	56.7	61.9
ULAE	—	—	—	12.4	—	—	5.2
Total Loss and LAE	$236.1	$12.3	$133.7	$158.4	5.2	56.7	67.1

Net written premiums for the business insurance segment for the three and six months ended June 30, 2016 decreased 7.3% and 6.4%, respectively, when compared to the same 2015 periods (Table 4). The decreases were primarily due to (i) our decision to exit our large account business, (ii) changing our regional sales teams due to field restructuring, including staff reductions and reassignment of agency relationships among staff, that was completed during the first quarter 2016, and (iii) rate actions to improve profitability in commercial auto.
The business insurance segment's SAP catastrophe loss ratios for the three and six months ended June 30, 2016 were 10.1% and 6.0%, respectively, compared to 9.2% and 5.2%, respectively, for the same 2015 periods (Tables 5 - 6). The business insurance segment's SAP catastrophe loss ratios for 2016 were impacted by the same Texas weather events as described in the personal insurance segment discussion above.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2016 were 56.8% and 59.6%, respectively, compared to 56.2% and 56.7%, respectively, for the same 2015 periods (Tables 5 - 6). The SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2016 increased 0.6 points and 2.9 points, respectively, when compared to the same 2015 periods (Tables 5 - 6), primarily due to commercial auto, other & product liability and workers' compensation. The commercial auto ratio increases when compared to the same 2015 periods were attributable to increased bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015, as well as higher current accident year loss and ALAE estimates. The other & product liability ratio increases when compared to the same 2015 periods were primarily due to less favorable development of prior accident year losses. The workers' compensation ratios for the three and six months ended June 30, 2016 reflect increasing indemnity severity trends compared to the same 2015 periods. The indemnity severity trend increases resulted in increases in ultimate loss and ALAE estimates for prior accident years for the three months ended June 30, 2016 compared to the same 2015 period. For the six months ended June 30, 2016, prior accident year ultimate losses and ALAE developed less favorably compared to the same 2015 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Somewhat offsetting the increases in the SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2016 when compared to the same 2015 periods were improvements in commercial-multi peril and fire & allied lines. The improvement in the commercial multi-peril ratio for the three months ended June 30, 2016 was due to adverse development of prior accident year losses in the same 2015 period. The improvement in the fire & allied lines ratios was due to improvement in current accident year loss and ALAE.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
Certain business previously included in the programs unit has been reclassified to the E&S property unit. Prior reporting periods have been restated to conform to the new presentation.
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and six months ended June 30, 2016 and 2015.
Table 7

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
Specialty insurance segment:	2016	2015	% Change	2016	2015	% Change
E&S property	$17.5	$17.0	2.9	$23.8	$29.4	(19.0)
E&S casualty	22.2	10.6	109.4	44.3	28.0	58.2
Programs	29.4	24.9	18.1	61.4	49.5	24.0
Total specialty	$69.1	$52.5	31.6	$129.5	$106.9	21.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2016 and 2015:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Specialty insurance segment:
E&S property	$9.9	$—	$3.8	$3.8	(0.6)	39.2	38.6
E&S casualty	20.9	—	14.1	14.1	—	67.0	67.0
Programs	26.9	—	28.9	28.9	—	106.9	106.9
Total specialty	57.7	—	46.8	46.8	(0.1)	80.9	80.8
ULAE	—	—	—	3.4	—	—	5.8
Total Loss and LAE	$57.7	$—	$46.8	$50.2	(0.1)	80.9	86.6

2015
Specialty insurance segment:
E&S property	$12.4	$0.1	$3.0	$3.1	0.6	24.4	25.0
E&S casualty	10.4	—	7.1	7.1	—	68.1	68.1
Programs	21.7	0.1	14.4	14.5	0.3	66.8	67.1
Total specialty	44.5	0.2	24.5	24.7	0.3	55.4	55.7
ULAE	—	—	—	2.2	—	—	5.0
Total Loss and LAE	$44.5	$0.2	$24.5	$26.9	0.3	55.4	60.7

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Six months ended June 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Specialty insurance segment:
E&S property	$19.7	$0.4	$6.8	$7.2	1.9	34.9	36.8
E&S casualty	41.1	—	26.6	26.6	—	64.6	64.6
Programs	51.9	0.1	51.2	51.3	0.1	98.6	98.7
Total specialty	112.7	0.5	84.6	85.1	0.4	75.1	75.5
ULAE	—	—	—	5.8	—	—	5.1
Total Loss and LAE	$112.7	$0.5	$84.6	$90.9	0.4	75.1	80.6

2015
Specialty insurance segment:
E&S property	$25.4	$0.1	$6.7	$6.8	0.3	26.5	26.8
E&S casualty	26.0	—	16.1	16.1	—	61.9	61.9
Programs	41.1	0.1	28.3	28.4	0.1	69.0	69.1
Total specialty	92.5	0.2	51.1	51.3	0.1	55.4	55.5
ULAE	—	—	—	4.0	—	—	4.3
Total Loss and LAE	$92.5	$0.2	$51.1	$55.3	0.1	55.4	59.8

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2016 increased 31.6% and 21.1%, respectively, compared to the same 2015 periods (Table 7). For the three and six months ended June 30, 2015, the specialty insurance segment was impacted by a correction of reinsurance amounts relating to our reinsurance agreement covering

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

casualty risks within this segment. As a result of this correction, net written and earned premiums were reduced by $7.6 million and $5.5 million, respectively, and losses were reduced by $2.1 million.
The increase in net written premiums was driven by growth in the E&S casualty and programs units, including new programs added during the second half of 2015 and growth of existing programs. E&S property net written premiums for the six months ended June 30, 2016 declined $5.6 million or 19.0% compared to the same period in 2015 as continuing intense competition within the catastrophe-exposed property marketplace has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2016 were 80.9% and 75.1%, respectively, compared to 55.4%, for each of the same 2015 periods (Tables 8 - 9). The SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2015 were impacted by the reinsurance correction (discussed above), which added 1.5 points and 0.8 points, respectively. The programs loss ratio increases were primarily due to (i) higher current accident year losses, and (ii) adverse development of prior accident year losses resulting from increased severity in programs with commercial auto exposures.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by line of business for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended June 30			Six months ended June 30
	2016	2015	$ Change	2016	2015	$ Change
	Redundancy /(Deficiency)			Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal insurance segment:
Personal auto	$(4.7)	$(0.2)	$(4.5)	$(7.9)	$0.7	$(8.6)
Homeowners	0.1	0.3	(0.2)	0.2	1.5	(1.3)
Other personal	0.5	(0.2)	0.7	0.1	0.4	(0.3)
Personal segment	(4.1)	(0.1)	(4.0)	(7.6)	2.6	(10.2)

Business insurance segment:
Commercial auto	(4.7)	(1.0)	(3.7)	(4.5)	(1.6)	(2.9)
Commercial multi-peril	0.2	(2.0)	2.2	(1.3)	0.1	(1.4)
Fire & allied lines	0.1	0.4	(0.3)	(1.7)	0.2	(1.9)
Other & product liability	0.4	1.6	(1.2)	2.1	3.2	(1.1)
Workers' compensation	(0.3)	1.5	(1.8)	0.6	2.4	(1.8)
Other commercial	0.2	0.1	0.1	0.4	0.7	(0.3)
Business segment	(4.1)	0.6	(4.7)	(4.4)	5.0	(9.4)

Specialty insurance segment:
E&S property	(0.9)	0.6	(1.5)	(1.2)	0.5	(1.7)
E&S casualty	(1.6)	2.1	(3.7)	(2.3)	1.5	(3.8)
Programs	(8.7)	(0.9)	(7.8)	(12.6)	(2.6)	(10.0)
Specialty segment	(11.2)	1.8	(13.0)	(16.1)	(0.6)	(15.5)

Cat loss and ALAE	0.3	0.4	(0.1)	1.0	0.6	0.4
ULAE	(1.5)	4.0	(5.5)	(3.1)	3.7	(6.8)
Total	$(20.6)	$6.7	$(27.3)	$(30.2)	$11.3	$(41.5)

For further information, see the "Personal Insurance Segment", "Business Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at June 30, 2016 and December 31, 2015:

($ millions)	June 30, 2016	December 31, 2015	$ Change
Personal insurance segment:
Personal auto	$191.7	$182.1	$9.6
Homeowners	60.8	37.2	23.6
Other personal	8.5	7.7	0.8
Total personal	261.0	227.0	34.0
Business insurance segment:
Commercial auto	101.6	97.1	4.5
Commercial multi-peril	119.2	109.1	10.1
Fire & allied lines	22.9	17.4	5.5
Other & product liability	166.1	161.2	4.9
Workers’ compensation	176.8	167.3	9.5
Other commercial	2.0	1.5	0.5
Total business	588.6	553.6	35.0
Specialty insurance segment:
E&S property	23.2	21.4	1.8
E&S casualty	112.0	96.6	15.4
Programs	152.3	148.5	3.8
Total specialty	287.5	266.5	21.0
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,137.1	$1,047.1	$90.0

Losses and loss expenses payable increased $90.0 million since December 31, 2015, primarily due to (i) increased bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for prior accident years in personal auto, commercial auto and programs with auto exposures, (ii) seasonality of weather related catastrophe losses, and (iii) exposure growth in workers' compensation, E&S casualty and programs.
We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 33.2% and 33.4%, respectively, for the three and six months ended June 30, 2016 compared to 34.0% and 33.4%, respectively, for the same 2015 periods. The ratio decreased 0.8 points for the three months ended June 30, 2016, when compared to the same 2015 period, primarily due to decreases in personnel costs and incentive compensation.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At June 30, 2016, there were two fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2015 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2016 and December 31, 2015:

($ millions)	June 30, 2016	% of Total	December 31, 2015	% of Total
Cash and cash equivalents	$53.0	2.0	$58.1	2.3
Fixed maturities, at fair value:
Fixed maturities	1,977.8	75.0	1,856.7	73.4
Treasury inflation-protected securities	145.6	5.5	144.0	5.7
Total fixed maturities	2,123.4	80.5	2,000.7	79.1
Notes receivable from affiliate (a)	70.0	2.7	70.0	2.8
Equity securities, at fair value:
Large-cap securities	228.1	8.6	241.0	9.5
Small-cap securities	72.6	2.8	69.6	2.8
Total equity securities	300.7	11.4	310.6	12.3
Other invested assets, at fair value:
International funds	76.6	2.9	77.0	3.0
Other invested assets	8.7	0.3	8.1	0.3
Total other invested assets, at fair value	85.3	3.2	85.1	3.3
Other invested assets, at cost	5.3	0.2	5.3	0.2
Total portfolio	$2,637.7	100.0	$2,529.8	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$36.6	$37.1
Due after 1 year through 5 years	511.7	528.5
Due after 5 years through 10 years	270.7	282.5
Due after 10 years	632.5	672.5
U.S. government agencies mortgage-backed securities	578.4	602.8
Total	$2,029.9	$2,123.4

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.30 and 4.85 as of June 30, 2016 and December 31, 2015, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2016 and 2015:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015
Gross investment income:
Fixed maturities	$16.7	$17.4	$31.6	$30.3
Equity securities	1.5	1.7	3.0	3.3
Other	1.3	1.3	2.7	2.7
Total gross investment income	19.5	20.4	37.3	36.3
Less: Investment expenses	0.4	0.6	0.8	1.1
Net investment income	$19.1	$19.8	$36.5	$35.2

Average invested assets (at cost)	$2,406.8	$2,273.2	$2,394.6	$2,246.2
Annualized investment yield	3.2%	3.5%	3.0%	3.1%
Annualized investment yield, after tax	2.4%	2.7%	2.3%	2.4%
Net investment income, after tax	$14.3	$15.1	$27.6	$27.3
Effective tax rate	25.3%	23.7%	24.4%	22.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received from the sale of our investment portfolio for the three and six months ended June 30, 2016 and 2015:

($ in millions)	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.6	$50.6	$0.4	$6.4	$2.1	$126.4	$1.5	$68.9
Equity securities	6.6	40.1	5.9	16.1	10.7	60.5	10.0	35.1
Other invested assets	0.1	0.2	0.1	0.2	0.1	0.4	0.1	0.3
Total realized gains	7.3	90.9	6.4	22.7	12.9	187.3	11.6	104.3
Realized losses:
Equity securities:
Sales	(0.2)	1.3	(0.2)	2.2	(0.8)	4.5	(0.7)	4.7
OTTI	(0.6)	—	(0.8)	—	(2.0)	—	(1.3)	—
Fixed maturities
OTTI	—	—	—	—	(2.3)	—	—	—
Total realized losses	(0.8)	1.3	(1.0)	2.2	(5.1)	4.5	(2.0)	4.7
Net realized gains on investments	$6.5	$92.2	$5.4	$24.9	$7.8	$191.8	$9.6	$109.0

Net realized gains increased $1.1 million for the three months ended June 30, 2016 when compared to the same 2015 period, primarily due to gains realized from sales of equity securities. Net realized gains decreased $1.8 million for the six months ended June 30, 2016 when compared to the same 2015 period, primarily due to OTTI recognized on our fixed maturity portfolio.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2015 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three months ended June 30, 2016 and we recognized $2.3 million of OTTI on our fixed maturity portfolio for the six months ended June 30, 2016. We did not recognize any OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2015.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2016 and 2015:

($ millions, except # of positions)	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	—	$—	1	$(0.2)	—	$—
Small-cap securities	4	(0.6)	7	(0.8)	14	(1.8)	14	(1.3)
Fixed maturities	—	—	—	—	1	(2.3)	—	—
Total other-than-temporary impairments	4	$(0.6)	7	$(0.8)	16	$(4.3)	14	$(1.3)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2016, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2016:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.3	$14.5	38	$(0.5)	2	$243.3
Obligations of states and political subdivisions	691.5	42.9	197	—	—	734.4
Corporate securities	530.7	14.5	83	(2.3)	11	542.9
U.S. government agencies mortgage-backed securities	578.4	25.1	82	(0.7)	13	602.8
Total fixed maturities	2,029.9	97.0	400	(3.5)	26	2,123.4
Equity securities:
Large-cap securities	198.5	33.9	43	(4.3)	18	228.1
Small-cap securities	55.0	17.7	69	(0.1)	1	72.6
Total equity securities	253.5	51.6	112	(4.4)	19	300.7
Other invested assets	57.2	28.1	2	—	—	85.3
Total available-for-sale investments	$2,340.6	$176.7	514	$(7.9)	45	$2,509.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at June 30, 2016 and December 31, 2015, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2016:

($ millions)	June 30, 2016	December 31, 2015	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$93.5	$27.8	$65.7
Equity securities	47.2	45.4	1.8
Other invested assets	28.1	28.2	(0.1)
Unrealized gains	168.8	101.4	67.4
Net deferred federal income tax liability	(56.5)	(32.9)	(23.6)
Unrealized gains, net of tax	$112.3	$68.5	$43.8

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2016 and December 31, 2015.
As of June 30, 2016, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.
Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2016 and 2015, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
(Loss) income before federal income taxes	$(25.1)	$3.4	$(21.3)	$36.6

Current tax expense	—	0.2	—	0.6
Deferred tax (benefit) expense	(0.5)	0.5	0.3	8.6
Total federal income tax (benefit) expense	(0.5)	0.7	0.3	9.2

Net (loss) income	$(24.6)	$2.7	$(21.6)	$27.4

Income taxes for the three and six months ended June 30, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
Effective tax rates were 1.7% and (1.6)%, respectively, for the three and six months ended June 30, 2016 and 20.1% and 25.1%, respectively, for the same 2015 periods. See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2016.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2016 and December 31, 2015, we had $53.0 million and $58.1 million, respectively, in cash and cash equivalents, and $2,509.4 million and $2,396.4 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.3 million and $8.8 million of securities on deposit with insurance regulators as required by law at June 30, 2016 and December 31, 2015; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $44.5 million and $62.2 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by operating activities for the six months ended June 30, 2015 included a return of $63.5 million of premiums due to the expiration of the homeowners quota share reinsurance arrangement ("HO QS Arrangement") at December 31, 2014. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $44.7 million and $91.9 million for the six months ended June 30, 2016 and 2015, respectively. The change was primarily due to the reinvestment of the premiums received from the expiration of the HO QS Arrangement during the six months ended June 30, 2015.
Net cash used in financing activities was $4.9 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease year over year was primarily driven by stock option exercises and vesting of restricted shares.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of June 30, 2016, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
FHLB Loan
State Auto P&C has outstanding an $85.0 million loan from the Federal Home Loan Bank of Cincinnati ("FHLB loan"). The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2016 and 2015 were 4.87% and 4.48%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Certain of our reinsurance agreements are described below. The rates for these reinsurance agreements are negotiated annually. For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance Arrangements” in Item 7 of the 2015 Form 10-K.
Property Catastrophe
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. As of June 1, 2016, this property catastrophe reinsurance agreement renewed. Under this reinsurance agreement, we retain the first $55.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $285.0 million of covered loss, each occurrence. The reinsurers are responsible for 95.0% of the excess over $55.0 million up to $340.0 million of covered losses, each occurrence. Under this reinsurance agreement, the State Auto Group is responsible for losses above $340.0 million.
The State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering the specialty insurance segment's E&S property and programs units catastrophe related events affecting at least two risks. Under this reinsurance agreement, the State Auto Group retains the $30.0 million of catastrophe loss, each occurrence, with no co-participation on the next $25.0 million of covered loss, each occurrence.
Property Per Risk
As of June 1, 2016, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $3.0 million of losses, subject to an additional $2.0 million annual aggregate deductible ("AAD"). The reinsurers are responsible for 100.0% of the loss excess of the $3.0 million retention and $2.0 million AAD for property business up to $20.0 million of covered loss.
Casualty and Workers’ Compensation
As of July 1, 2016, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million AAD. This reinsurance agreement provides coverage up to $10.0 million, except for umbrella policies which are covered for limits up to $15.0 million. E&S casualty and programs units risks are not subject to this casualty excess of loss reinsurance agreement.
Also, certain unusual claim situations involving extra contractual obligations, excess of policy limits, LAE coverage and multiple policy or coverage loss occurrences arising from bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by a Clash reinsurance agreement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This reinsurance coverage sits above the $8.0 million excess of $2.0 million arrangement. Policies underwritten by the E&S casualty and programs units are not subject to this casualty excess of loss reinsurance agreement.
In addition, each company in the State Auto Group is party to a workers’ compensation catastrophe reinsurance agreement that provides additional reinsurance coverage for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100.0% of the excess over $10.0 million up to $30.0 million of covered loss. For loss amounts over $30.0 million, the casualty excess of loss reinsurance agreement provides $20.0 million coverage in excess of $30.0 million. Workers’ compensation catastrophe coverage is subject to a “Maximum Any One Life” limitation of $10.0 million. This limitation means that losses associated with each worker may contribute no more than $10.0 million to covered loss under these agreements.
As of July 1, 2016, the State Auto Group restructured its reinsurance agreement for E&S casualty and programs unit casualty risks. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses. This reinsurance agreement provides 100.0% coverage up to $9.0 million excess of $2.0 million for any one insured, all policies, and $14.0 million excess of $11.0 million for Clash only coverage.
Regulatory Considerations
At June 30, 2016, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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
CREDIT AND FINANCIAL STRENGTH RATINGS
There were no changes to our credit or financial strength ratings during the second quarter of 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.01	Second Amendment to Amended and Restated Code of Regulations of State Auto Financial Corporation

10.01	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation

10.02	2016 Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.03	One Team Incentive Plan of State Auto Financial Corporation

10.04
Executive Change of Control Agreement dated December 1, 2015, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Kim B. Garland

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

State Auto Financial Corporation

Date: August 8, 2016	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)