Form 10-Q
period 2016-09-30
State Auto Financial CORP
filed 2016-11-07
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No   ☒
On October 28, 2016, the Registrant had 41,742,438 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2016

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,061.0 and $1,972.9, respectively)	$2,143.3	$2,000.7
Equity securities, available-for-sale, at fair value (cost $246.1 and $265.2, respectively)	297.5	310.6
Other invested assets, available-for-sale, at fair value (cost $57.1 and $56.9, respectively)	89.7	85.1
Other invested assets	5.4	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,605.9	2,471.7
Cash and cash equivalents	69.5	58.1
Accrued investment income and other assets	39.0	35.7
Deferred policy acquisition costs (affiliated net assumed $52.8 and $49.3, respectively)	133.8	129.1
Reinsurance recoverable on losses and loss expenses payable	4.1	5.9
Prepaid reinsurance premiums	6.1	6.8
Due from affiliate	21.2	5.9
Current federal income taxes	6.4	4.9
Net deferred federal income taxes	76.6	102.5
Property and equipment, at cost	7.4	7.6
Total assets	$2,970.0	$2,828.2
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $606.7 and $532.4, respectively)	$1,165.6	$1,053.0
Unearned premiums (affiliated net assumed $227.0 and $214.2, respectively)	634.2	616.3
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	100.5
Postretirement and pension benefits (affiliated net ceded $38.4 and $56.0, respectively)	71.4	104.0
Other liabilities (affiliated net assumed $10.5 and affiliated net ceded $8.4, respectively)	68.9	69.8
Total liabilities	2,062.2	1,943.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.4 and 48.1 shares issued, respectively, at stated value of $2.50 per share	121.1	120.4
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.5)	(116.3)
Additional paid-in capital	156.0	153.5
Accumulated other comprehensive income (affiliated net ceded $53.3 and $56.7, respectively)	81.7	37.6
Retained earnings	665.5	689.4
Total stockholders’ equity	907.8	884.6
Total liabilities and stockholders’ equity	$2,970.0	$2,828.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2016	2015
Earned premiums (affiliated net assumed $121.4 and $112.2, respectively)	$325.8	$319.7
Net investment income (affiliates $1.3 and $1.3, respectively)	17.6	18.7
Net realized gains on investments:
Total other-than-temporary impairment losses	(1.1)	(3.5)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	9.9	14.3
Total net realized gains on investments	8.8	10.8
Other income from affiliates	0.6	0.5
Total revenues	352.8	349.7

Losses and loss expenses (affiliated net assumed $100.9 and $67.4, respectively)	232.3	207.5
Acquisition and operating expenses (affiliated net assumed $73.9 and $52.8, respectively)	109.9	109.4
Interest expense (affiliates $0.2 and $0.1, respectively)	1.4	1.3
Other expenses	1.8	1.6
Total expenses	345.4	319.8
Income before federal income taxes	7.4	29.9
Federal income tax (benefit) expense:
Current	(1.5)	2.7
Deferred	(1.2)	6.5
Total federal income tax (benefit) expense	(2.7)	9.2
Net income	$10.1	$20.7
Earnings per common share:
Basic	$0.24	$0.50
Diluted	$0.24	$0.50
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2016	2015
Earned premiums (affiliated net assumed $352.4 and $320.5, respectively)	$968.1	$946.5
Net investment income (affiliates $3.7 and $3.7, respectively)	54.1	53.9
Net realized gains on investments:
Total other-than-temporary impairment losses	(5.4)	(4.8)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	22.0	24.8
Total net realized gains on investments	16.6	20.0
Other income from affiliates	1.7	1.6
Total revenues	1,040.5	1,022.0

Losses and loss expenses (affiliated net assumed $281.4 and $200.9, respectively)	720.2	627.1
Acquisition and operating expenses (affiliated net assumed $217.0 and $188.9, respectively)	324.6	318.7
Interest expense (affiliates $0.6 and $0.5, respectively)	4.1	4.0
Other expenses	5.5	5.7
Total expenses	1,054.4	955.5
(Loss) income before federal income taxes	(13.9)	66.5
Federal income tax (benefit) expense:
Current	(1.5)	3.3
Deferred	(0.9)	15.1
Total federal income tax (benefit) expense	(2.4)	18.4
Net (loss) income	$(11.5)	$48.1
(Loss) earnings per common share:
Basic	$(0.28)	$1.17
Diluted	$(0.28)	$1.16
Dividends paid per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2016	2015
Net income	$10.1	$20.7
Other comprehensive loss, net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses)	6.3	(24.5)
Reclassification adjustments for gains realized in net income	(8.8)	(10.8)
Income tax benefit	0.8	12.4
Total net unrealized holding losses on investments	(1.7)	(22.9)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.3)	(1.3)
Net actuarial loss	2.4	2.8
Income tax expense	(0.4)	(0.6)
Total net unrecognized benefit plan obligations	0.7	0.9
Other comprehensive loss	(1.0)	(22.0)
Comprehensive income (loss)	$9.1	$(1.3)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2016	2015
Net (loss) income	$(11.5)	$48.1
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses)	81.5	(46.1)
Reclassification adjustments for gains realized in net income	(16.6)	(20.4)
Income tax (expense) benefit	(22.8)	23.3
Total net unrealized holding gains (losses) on investments	42.1	(43.2)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.1)	(4.1)
Net actuarial loss	7.1	8.6
Income tax expense	(1.0)	(1.6)
Total net unrecognized benefit plan obligations	2.0	2.9
Other comprehensive income (loss)	44.1	(40.3)
Comprehensive income	$32.6	$7.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(11.5)	$48.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	11.5	10.8
Share-based compensation	3.2	5.1
Net realized gains on investments	(16.6)	(20.0)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(4.7)	(7.5)
Accrued investment income and other assets	(3.4)	(4.5)
Postretirement and pension benefits	(30.6)	(5.8)
Other liabilities and due to/from affiliates, net	(17.4)	(63.5)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	2.5	1.2
Losses and loss expenses payable	112.6	38.3
Unearned premiums	17.9	25.1
Excess tax benefits on share-based awards	(0.1)	0.1
Federal income taxes	(1.4)	17.6
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota share arrangement	—	63.5
Net cash provided by operating activities	62.0	108.5
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(414.6)	(459.8)
Purchases of equity securities available-for-sale	(77.9)	(131.8)
Purchases of other invested assets	(1.0)	(6.5)
Maturities, calls and pay downs of fixed maturities available-for-sale	177.1	203.4
Sales of fixed maturities available-for-sale	138.0	142.7
Sales of equity securities available-for-sale	113.9	117.4
Sales of other invested assets available-for-sale	0.7	0.5
Net additions of property and equipment	—	(0.1)
Net cash used in investing activities	(63.8)	(134.2)
Cash flows from financing activities:
Proceeds from issuance of common stock	4.2	2.9
Payments to acquire treasury stock	(0.2)	(0.3)
Payment of dividends	(12.4)	(12.3)
Excess tax benefits on share-based awards	0.1	—
Proceeds from long-term debt	21.5	—
Net cash provided by (used in) financing activities	13.2	(9.7)
Net increase (decrease) in cash and cash equivalents	11.4	(35.4)
Cash and cash equivalents at beginning of period	58.1	86.3
Cash and cash equivalents at end of period	$69.5	$50.9
Supplemental disclosures:
Interest paid (affiliates $0.6 and $0.5, respectively)	$4.0	$3.9
Federal income taxes paid	$—	$2.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2016 and December 31, 2015:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$316.8	$14.3	$(0.2)	$330.9
Obligations of states and political subdivisions	664.1	34.5	—	698.6
Corporate securities	510.4	13.1	(0.6)	522.9
U.S. government agencies mortgage-backed securities	569.7	22.4	(1.2)	590.9
Total fixed maturities	2,061.0	84.3	(2.0)	2,143.3
Equity securities:
Large-cap securities	193.1	37.1	(4.6)	225.6
Small-cap securities	53.0	18.9	—	71.9
Total equity securities	246.1	56.0	(4.6)	297.5
Other invested assets	57.1	32.6	—	89.7
Total available-for-sale securities	$2,364.2	$172.9	$(6.6)	$2,530.5

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	$(2.0)	$224.4
Obligations of states and political subdivisions	804.0	22.5	(1.7)	824.8
Corporate securities	500.3	5.8	(11.7)	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	(3.2)	457.1
Total fixed maturities	1,972.9	46.4	(18.6)	2,000.7
Equity securities:
Large-cap securities	211.9	34.2	(5.1)	241.0
Small-cap securities	53.3	16.5	(0.2)	69.6
Total equity securities	265.2	50.7	(5.3)	310.6
Other invested assets	56.9	28.3	(0.1)	85.1
Total available-for-sale securities	$2,295.0	$125.4	$(24.0)	$2,396.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$107.6	$(0.2)	8	$—	$—	—	$107.6	$(0.2)	8
Corporate securities	33.8	(0.3)	5	37.3	(0.3)	5	71.1	(0.6)	10
U.S. government agencies mortgage-backed securities	95.6	(0.6)	11	21.1	(0.6)	9	116.7	(1.2)	20
Total fixed maturities	237.0	(1.1)	24	58.4	(0.9)	14	295.4	(2.0)	38
Equity securities:
Large-cap equity securities	39.9	(3.6)	11	6.9	(1.0)	5	46.8	(4.6)	16
Total temporarily impaired securities	$276.9	$(4.7)	35	$65.3	$(1.9)	19	$342.2	$(6.6)	54

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$68.6	$(1.6)	15	$13.5	$(0.4)	4	$82.1	$(2.0)	19
Obligations of states and political subdivisions	137.5	(1.7)	16	—	—	—	137.5	(1.7)	16
Corporate securities	246.9	(5.3)	36	63.9	(6.4)	11	310.8	(11.7)	47
U.S. government agencies mortgage-backed securities	132.2	(2.3)	18	33.0	(0.9)	11	165.2	(3.2)	29
Total fixed maturities	585.2	(10.9)	85	110.4	(7.7)	26	695.6	(18.6)	111
Equity securities:
Large-cap equity securities	65.8	(5.1)	24	—	—	—	65.8	(5.1)	24
Small-cap equity securities	3.4	(0.2)	1	—	—	—	3.4	(0.2)	1
Total equity securities	69.2	(5.3)	25	—	—	—	69.2	(5.3)	25
Other invested assets	8.1	(0.1)	1	—	—	—	8.1	(0.1)	1
Total temporarily impaired securities	$662.5	$(16.3)	111	$110.4	$(7.7)	26	$772.9	$(24.0)	137

The Company reviewed its investments at September 30, 2016, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Equity securities:
Large-cap securities	$—	$—	$(0.2)	$—
Small-cap securities	(1.1)	(3.5)	(2.9)	(4.8)
Fixed maturities:	—	—	(2.3)	—
Total other-than-temporary impairments	$(1.1)	$(3.5)	$(5.4)	$(4.8)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$67.1	$68.1
Due after 1 year through 5 years	564.0	579.4
Due after 5 years through 10 years	275.3	286.1
Due after 10 years	584.9	618.8
U.S. government agencies mortgage-backed securities	569.7	590.9
Total	$2,061.0	$2,143.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2016, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.2 million and $8.8 million were on deposit with insurance regulators as required by law at September 30, 2016 and December 31, 2015, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Fixed maturities	$15.4	$16.1	$47.0	$46.4
Equity securities	1.3	1.4	4.3	4.7
Cash and cash equivalents, and other	1.4	1.6	4.1	4.3
Investment income	18.1	19.1	55.4	55.4
Investment expenses	0.5	0.4	1.3	1.5
Net investment income	$17.6	$18.7	$54.1	$53.9

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $252.6 million and $260.6 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Realized gains:
Fixed maturities	$—	$2.9	$2.1	$4.4
Equity securities	9.9	11.8	20.6	21.8
Other invested assets	—	—	0.1	0.1
Total realized gains	9.9	14.7	22.8	26.3
Realized losses:
Equity securities:
Sales	—	(0.4)	(0.8)	(1.1)
OTTI	(1.1)	(3.5)	(3.1)	(4.8)
Fixed maturities:
OTTI	—	—	(2.3)	—
Total realized losses	(1.1)	(3.9)	(6.2)	(5.9)
Net realized gains on investments	$8.8	$10.8	$16.6	$20.4
Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(11.2)	$8.7	$54.5	$(19.9)
Equity securities	4.2	(35.5)	6.0	(43.0)
Other invested assets	4.5	(8.5)	4.4	(3.6)
Deferred federal income tax liability	0.8	12.4	(22.8)	23.3
Change in net unrealized holding (losses) gains, net of tax	$(1.7)	$(22.9)	$42.1	$(43.2)

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2016 and December 31, 2015, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2016 and 2015.
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
 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $80.7 million and $77.0 million at September 30, 2016 and December 31, 2015, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, these investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2016 and December 31, 2015:

($ millions)	Total	Level 1	Level 2	Level 3
September 30, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$330.9	$—	$330.9	$—
Obligations of states and political subdivisions	698.6	—	698.6	—
Corporate securities	522.9	—	519.4	3.5
U.S. government agencies mortgage-backed securities	590.9	—	590.9	—
Total fixed maturities	2,143.3	—	2,139.8	3.5
Equity securities:
Large-cap securities	225.6	225.6	—	—
Small-cap securities	71.9	71.9	—	—
Total equity securities	297.5	297.5	—	—
Other invested assets	9.0	9.0	—	—
Total available-for-sale investments	$2,449.8	$306.5	$2,139.8	$3.5

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$224.4	$—	$224.4	$—
Obligations of states and political subdivisions	824.8	—	824.8	—
Corporate securities	494.4	—	491.1	3.3
U.S. government agencies mortgage-backed securities	457.1	—	457.1	—
Total fixed maturities	2,000.7	—	1,997.4	3.3
Equity securities:
Large-cap securities	241.0	241.0	—	—
Small-cap securities	69.6	69.6	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	8.1	8.1	—	—
Total available-for-sale investments	$2,319.4	$318.7	$1,997.4	$3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2016 and the year ended December 31, 2015, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$3.4
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$3.4
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2016	$3.5

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$3.3

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2016 was $4.9 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2016			December 31, 2015
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$76.2	7.00%	$70.0	$74.1	7.00%

Notes Payable
Included in notes payable are the FHLB Loans, consisting of the 2013 FHLB Loan and the 2016 FHLB Loan (as defined in Note 5), and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for loans with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	September 30, 2016			December 31, 2015
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.6	1.73%	$—	$—	—%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	85.4	85.5	5.03%	85.3	85.5	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.04%	15.2	15.2	4.61%
Total notes payable	$122.1	$122.3		$100.5	$100.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Premiums earned:
Assumed from external insurers and reinsurers	$1.2	$1.1	$3.6	$3.2
Assumed under Pooling Arrangement	325.8	319.7	968.1	946.5
Ceded to external insurers and reinsurers	(6.0)	(8.7)	(19.3)	(26.1)
Ceded under Pooling Arrangement	(204.4)	(207.5)	(615.7)	(626.0)
Net assumed premiums earned	$116.6	$104.6	$336.7	$297.6
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.9	$0.8	$2.8	$2.2
Assumed under Pooling Arrangement	232.8	207.8	721.5	628.1
Ceded to external insurers and reinsurers	0.3	(1.2)	(2.1)	(3.6)
Ceded under Pooling Arrangement	(131.9)	(140.4)	(440.1)	(427.2)
Net assumed losses and loss expenses incurred	$102.1	$67.0	$282.1	$199.5

5. Notes Payable
FHLB Loan
State Auto Financial’s subsidiary, State Auto P&C, is a member of the FHLB, and in September 2016 entered into a new term loan with the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2016 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
Amount at statutory rate	$2.6	35.0%	$10.5	35.0%	$(4.8)	35.0%	$23.3	35.0%
Tax-exempt interest and dividends received deduction	(1.6)	(22.6)	(2.1)	(7.0)	(5.5)	40.0	(6.6)	(9.9)
Other, net	(3.7)	(48.6)	0.8	2.8	7.9	(58.0)	1.7	2.6
Federal income tax (benefit) expense and effective rate	$(2.7)	(36.2)%	$9.2	30.8%	$(2.4)	17.0%	$18.4	27.7%

Income taxes for the nine months ended September 30, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1.6	$2.0	$—	$—	$4.7	$5.9	$—	$—
Interest cost	3.0	2.8	0.2	0.3	8.9	8.5	0.6	0.7
Expected return on plan assets	(3.9)	(3.5)	—	—	(11.3)	(10.4)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.3)	—	—	(4.1)	(4.1)
Net actuarial loss	2.3	2.7	0.1	0.1	6.9	8.2	0.2	0.4
Net periodic cost (benefit)	$3.0	$4.0	$(1.0)	$(0.9)	$9.2	$12.2	$(3.3)	$(3.0)

The Company contributed $34.5 million to its pension plan for the nine months ended September 30, 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2016	$112.3	$(29.6)	$82.7

Other comprehensive income before reclassifications	4.0	—	4.0
Amounts reclassified from AOCI (a)	(5.7)	0.7	(5.0)
Net current period other comprehensive (loss) income	(1.7)	0.7	(1.0)
Ending balance at September 30, 2016	$110.6	$(28.9)	$81.7

Beginning balance at July 1, 2015	$89.7	$(36.3)	$53.4

Other comprehensive loss before reclassifications	(15.8)	—	(15.8)
Amounts reclassified from AOCI (a)	(7.1)	0.9	(6.2)
Net current period other comprehensive (loss) income	(22.9)	0.9	(22.0)
Ending balance at September 30, 2015	$66.8	$(35.4)	$31.4

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive income before reclassifications	52.9	—	52.9
Amounts reclassified from AOCI (a)	(10.8)	2.0	(8.8)
Net current period other comprehensive income	42.1	2.0	44.1
Ending balance at September 30, 2016	$110.6	$(28.9)	$81.7

Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7

Other comprehensive loss before reclassifications	(29.9)	—	(29.9)
Amounts reclassified from AOCI (a)	(13.3)	2.9	(10.4)
Net current period other comprehensive (loss) income	(43.2)	2.9	(40.3)
Ending balance at September 30, 2015	$66.8	$(35.4)	$31.4

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2016 and 2015:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2016	2015
Unrealized gains on available for sale securities	$8.8	$10.8	Realized gain on sale of securities
	8.8	10.8	Total before tax
	(3.1)	(3.7)	Tax expense
	5.7	7.1	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.3	1.3	(b)
Net actuarial loss	(2.4)	(2.8)	(b)
	(1.1)	(1.5)	Total before tax
	0.4	0.6	Tax benefit
	(0.7)	(0.9)	Net of tax
Total reclassifications for the period	$5.0	$6.2

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2016	2015
Unrealized gains on available for sale securities	$16.6	$20.4	Realized gain on sale of securities
	16.6	20.4	Total before tax
	(5.8)	(7.1)	Tax expense
	10.8	13.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.1	4.1	(b)
Net actuarial loss	(7.1)	(8.6)	(b)
	(3.0)	(4.5)	Total before tax
	1.0	1.6	Tax benefit
	(2.0)	2.9	Net of tax
Total reclassifications for the period	$8.8	$10.4

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Numerator:
Net income (loss) for basic earnings (loss) per common share	$10.1	$20.7	$(11.5)	$48.1
Denominator:
Weighted average shares for basic net earnings (loss) per common share	41.6	41.1	41.5	41.1
Effect of dilutive share-based awards	0.5	0.8	—	0.4
Adjusted weighted average shares for diluted net earnings (loss) per common share	42.1	41.9	41.5	41.5

Basic net earnings (loss) per common share	$0.24	$0.50	$(0.28)	$1.17
Diluted net earnings (loss) per common share	$0.24	$0.50	$(0.28)	$1.16

The following table sets forth common stock options and restricted share units ("RSU award") provided to each outside director of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2016 and 2015.

(shares in millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Total number of antidilutive options and awards	1.1	1.1	1.4	1.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Revenue from external sources:
Insurance segments
Personal insurance	$145.5	$147.2	$436.3	$445.4
Business insurance	115.0	119.2	353.8	355.3
Specialty insurance	65.3	53.3	178.0	145.8
Total insurance segments	325.8	319.7	968.1	946.5
Investment operations segment
Net investment income	17.6	18.7	54.1	53.9
Net realized capital gains	8.8	10.8	16.6	20.4
Total investment operations segment	26.4	29.5	70.7	74.3
All other	0.6	0.5	1.7	1.2
Total revenue from external sources	352.8	349.7	1,040.5	1,022.0
Intersegment revenue	1.5	1.4	4.4	4.2
Total revenue	354.3	351.1	1,044.9	1,026.2
Reconciling items:
Eliminate intersegment revenues	(1.5)	(1.4)	(4.4)	(4.2)
Total consolidated revenues	$352.8	$349.7	$1,040.5	$1,022.0
Segment income before federal income tax:
Insurance segments SAP underwriting income (loss)
Personal insurance	$2.6	$6.9	$(18.6)	$14.1
Business insurance	(17.5)	(6.2)	(36.8)	(19.3)
Specialty insurance	(4.1)	0.6	(28.3)	(4.3)
Total insurance segments	(19.0)	1.3	(83.7)	(9.5)
Investment operations segment
Net investment income	17.6	18.7	54.1	53.9
Net realized capital gains	8.8	10.8	16.6	20.4
Total investment operations segment	26.4	29.5	70.7	74.3
All other	0.1	0.1	0.3	(0.2)
Total segment income (loss) before tax expense	7.5	30.9	(12.7)	64.6
Reconciling items:
GAAP expense adjustments	2.4	0.9	5.8	8.6
Interest expense on corporate debt	(1.4)	(1.3)	(4.1)	(4.0)
Corporate expenses	(1.1)	(0.6)	(2.9)	(2.7)
Total reconciling items	(0.1)	(1.0)	(1.2)	1.9
Total consolidated income (loss) before federal income tax expense	$7.4	$29.9	$(13.9)	$66.5

Investable assets attributable to the Company’s investment operations segment totaled $2,675.4 million and $2,529.8 million at September 30, 2016 and December 31, 2015, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2016 and December 31, 2015, and for the consolidated statements of income for the three and nine month periods ended September 30, 2016 and 2015. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2015 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied, general liability, and workers' compensation insurance covering small-to-medium sized commercial exposures. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2015 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2016 is set forth in Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three months ended September 30, 2016 was $7.4 million and pre-tax loss for the nine months ended September 30, 2016 was $13.9 million compared to pre-tax income of $29.9 million and $66.5 million, respectively, for the same 2015 periods. The quarter and year to date decreases were primarily due to an increase in losses, both catastrophe and non-catastrophe, when compared to the same 2015 periods. For the three and nine months ended September 30, 2016, we reported net realized gains on investments of $8.8 million and $16.6 million, respectively, compared to $10.8 million and $20.4 million, respectively, for the same 2015 periods.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2016 and 2015:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
GAAP Basis:
Total revenues	$352.8	$349.7	$1,040.5	$1,022.0
Income (loss) before federal income taxes	$7.4	$29.9	$(13.9)	$66.5
Net income (loss)	$10.1	$20.7	$(11.5)	$48.1
Basic earnings (loss) per share	$0.24	$0.50	$(0.28)	$1.17
Diluted earnings (loss) per share	$0.24	$0.50	$(0.28)	$1.16
Stockholders’ equity	$907.8	$875.3
Return on average equity (LTM)	(0.9)%	13.3%
Book value per share	$21.82	$21.28
Debt to capital ratio	11.9%	10.3%
Cat loss and ALAE ratio	2.5%	2.1%	6.8%	4.9%
Non-cat loss and LAE ratio	68.8%	62.8%	67.6%	61.4%
Loss and LAE ratio	71.3%	64.9%	74.4%	66.3%
Expense ratio	33.7%	34.2%	33.5%	33.7%
Combined ratio	105.0%	99.1%	107.9%	100.0%
Premium written growth	3.5%	17.1%	1.6%	15.9%
Investment yield	2.9%	3.2%	3.0%	3.2%

SAP Basis:
Cat loss and ALAE ratio	2.5%	2.1%	6.8%	4.9%
Non-cat loss and ALAE ratio	63.7%	56.8%	61.7%	55.1%
ULAE ratio	5.3%	6.1%	6.0%	6.4%
Loss and LAE ratio	71.5%	65.0%	74.5%	66.4%
Expense ratio	33.4%	34.1%	33.5%	33.8%
Combined ratio	104.9%	99.1%	108.0%	100.2%

($ millions)	Twelve months ended September 30
	2016	2015
Net premiums written to surplus	1.6	1.7

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
The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended
	September 30, 2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$154.6		$114.5		$66.7		$335.8

Earned premiums	145.5		115.0		65.3		325.8
Cat loss and ALAE	4.7	3.2	3.3	2.9	0.1	0.2	8.1	2.5
Non-cat loss and ALAE	89.5	61.6	76.8	66.8	41.3	63.2	207.6	63.7
ULAE	7.5	5.1	7.0	6.1	2.5	3.9	17.0	5.3
Underwriting expenses	41.2	26.6	45.4	39.7	25.5	38.3	112.1	33.4
SAP underwriting gain (loss) and SAP combined ratio	$2.6	96.5	$(17.5)	115.5	$(4.1)	105.6	$(19.0)	104.9

($ millions)	Three months ended
	September 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$152.4		$122.1		$50.0		$324.5

Earned premiums	147.2		119.2		53.3		$319.7
Cat loss and ALAE	5.7	3.9	1.1	0.9	—	0.1	6.8	2.1
Non-cat loss and ALAE	78.7	53.5	70.5	59.1	32.2	60.2	181.4	56.8
ULAE	10.7	7.2	7.1	6.0	1.8	3.4	19.6	6.1
Underwriting expenses	45.2	29.7	46.7	38.2	18.7	37.4	110.6	34.1
SAP underwriting gain (loss) and SAP combined ratio	$6.9	94.3	$(6.2)	104.2	$0.6	101.1	$1.3	99.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended
	September 30, 2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$444.8		$345.2		$196.2		$986.2

Earned premiums	436.3		353.8		178.0		968.1
Cat loss and ALAE	47.2	10.8	17.6	5.0	0.6	0.3	65.4	6.8
Non-cat loss and ALAE	252.9	58.0	219.0	61.9	125.9	70.7	597.8	61.7
ULAE	27.2	6.2	22.8	6.4	8.3	4.7	58.3	6.0
Underwriting expenses	127.6	28.7	131.2	38.0	71.5	36.4	330.3	33.5
SAP underwriting loss and SAP combined ratio	$(18.6)	103.7	$(36.8)	111.3	$(28.3)	112.1	$(83.7)	108.0

($ millions)	Nine months ended
	September 30, 2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$445.4		$368.5		$156.9		$970.8

Earned premiums	445.4		355.3		145.8		946.5
Cat loss and ALAE	33.2	7.5	13.4	3.8	0.2	0.1	46.8	4.9
Non-cat loss and ALAE	233.8	52.5	204.2	57.4	83.3	57.2	521.3	55.1
ULAE	34.7	7.7	19.5	5.5	5.8	4.1	60.0	6.4
Underwriting expenses	129.6	29.1	137.5	37.3	60.8	38.8	327.9	33.8
SAP underwriting gain (loss) and SAP combined ratio	$14.1	96.8	$(19.3)	104.0	$(4.3)	100.2	$(9.5)	100.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2016 and 2015:
Table 1

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Personal insurance segment:	2016	2015	% Change	2016	2015	% Change
Personal auto	$86.9	$85.4	1.8	$253.1	$254.1	(0.4)
Homeowners	59.3	59.3	—	165.5	166.6	(0.7)
Other personal	8.4	7.7	9.1	26.2	24.7	6.1
Total personal	$154.6	$152.4	1.4	$444.8	$445.4	(0.1)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2016 and 2015:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal insurance segment:
Personal auto	$82.6	$1.5	$62.9	$64.4	1.8	76.2	78.0
Homeowners	54.3	2.0	22.7	24.7	3.8	41.6	45.4
Other personal	8.6	1.2	3.9	5.1	13.6	45.9	59.5
Total personal	145.5	4.7	89.5	94.2	3.2	61.6	64.8
ULAE	—	—	—	7.5	—	—	5.1
Total Loss and LAE	$145.5	$4.7	$89.5	$101.7	3.2	61.6	69.9

2015
Personal insurance segment:
Personal auto	$84.2	$0.7	$55.2	$55.9	0.9	65.5	66.4
Homeowners	55.0	4.5	19.4	23.9	8.3	35.3	43.6
Other personal	8.0	0.5	4.1	4.6	5.4	52.1	57.5
Total personal	147.2	5.7	78.7	84.4	3.9	53.5	57.4
ULAE	—	—	—	10.7	—	—	7.2
Total Loss and LAE	$147.2	$5.7	$78.7	$95.1	3.9	53.5	64.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal insurance segment:
Personal auto	$247.3	$7.1	$180.7	$187.8	2.9	73.0	75.9
Homeowners	163.8	36.4	65.2	101.6	22.2	39.8	62.0
Other personal	25.2	3.7	7.0	10.7	14.6	28.0	42.6
Total personal	436.3	47.2	252.9	300.1	10.8	58.0	68.8
ULAE	—	—	—	27.2	—	—	6.2
Total Loss and LAE	$436.3	$47.2	$252.9	$327.3	10.8	58.0	75.0

2015
Personal insurance segment:
Personal auto	$255.2	$4.4	$166.7	$171.1	1.7	65.3	67.0
Homeowners	166.1	26.9	59.5	86.4	16.2	35.8	52.0
Other personal	24.1	1.9	7.6	9.5	7.8	31.8	39.6
Total personal	445.4	33.2	233.8	267.0	7.5	52.5	60.0
ULAE	—	—	—	34.7	—	—	7.7
Total Loss and LAE	$445.4	$33.2	$233.8	$301.7	7.5	52.5	67.7

The personal insurance segment's net written premiums for the three months ended September 30, 2016 increased 1.4% and were flat year to date when compared to the same 2015 periods (Table 1). While total policies in force continued to decline in the first nine months of 2016, new business policy counts were up, and personal auto and homeowners new business premiums increased in the first nine months of 2016 when compared to the same 2015 period. During the first half of 2016, we increased the number of personal lines agency appointments and conducted pricing reviews designed to improve personal lines production.
The personal insurance segment's SAP catastrophe loss ratios for the three and nine months ended September 30, 2016 were 3.2% and 10.8%, respectively, compared to 3.9% and 7.5%, respectively, for the same 2015 periods (Tables 2 - 3). Year to date, weather events classified as catastrophes have generally been more severe than those experienced in 2015. During the second quarter of 2016 we were impacted by storms in Texas, primarily wind and hail, which accounted for slightly less than half of the personal insurance segment's catastrophe losses for the nine months ended September 30, 2016.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2016 were 61.6% and 58.0%, respectively, compared to 53.5% and 52.5%, respectively, for the same 2015 periods (Tables 2 - 3). The SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2016 increased 8.1 points and 5.5 points, respectively, when compared to the same 2015 periods (Tables 2 - 3) primarily due to personal auto. Personal auto results for the quarter and year were impacted by an increased level of bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015, when compared to the same 2015 periods. The personal auto current accident year loss and ALAE estimates reflect the impact of continued increased bodily injury severity trends as well as pricing and underwriting actions we have taken in the last 15 months.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment
The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three and nine months ended September 30, 2016 and 2015:
Table 4

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Business insurance segment:	2016	2015	% Change	2016	2015	% Change
Commercial auto	$20.6	$26.6	(22.6)	$65.9	$79.5	(17.1)
Commercial multi-peril	29.5	30.4	(3.0)	88.6	91.4	(3.1)
Fire & allied lines	19.0	19.0	—	54.6	56.1	(2.7)
Other & product liability	17.2	17.2	—	53.3	57.7	(7.6)
Workers’ compensation	24.0	24.7	(2.8)	70.2	70.8	(0.8)
Other commercial	4.2	4.2	—	12.6	13.0	(3.1)
Total business	$114.5	$122.1	(6.2)	$345.2	$368.5	(6.3)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2016 and 2015:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE		Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Business insurance segment:
Commercial auto	$23.1	$0.1		$19.0	$19.1	0.2	82.9	83.1
Commercial multi-peril	29.7	2.2		16.6	18.8	7.6	55.5	63.1
Fire & allied lines	18.2	0.9		13.1	14.0	4.9	72.3	77.2
Other & product liability	17.6	—		11.6	11.6	—	66.0	66.0
Workers’ compensation	22.3	—		14.6	14.6	—	65.4	65.4
Other commercial	4.1	0.1		1.9	2.0	2.0	45.8	47.8
Total business	115.0	3.3		76.8	80.1	2.9	66.8	69.7
ULAE	—	—		—	7.0	—	—	6.1
Total Loss and LAE	$115.0	$3.3		$76.8	$87.1	2.9	66.8	75.8

2015
Business insurance segment:
Commercial auto	$25.6	$0.1	17.0	$22.2	$22.3	0.2	87.1	87.3
Commercial multi-peril	29.9	1.4		21.3	22.7	4.7	71.3	76.0
Fire & allied lines	18.7	(0.4)		2.2	1.8	(1.8)	11.2	9.4
Other & product liability	18.4	—		9.8	9.8	(0.1)	53.3	53.2
Workers’ compensation	22.4	—		13.6	13.6	—	60.6	60.6
Other commercial	4.2	—		1.4	1.4	(0.3)	32.6	32.3
Total business	119.2	1.1		70.5	71.6	0.9	59.1	60.0
ULAE	—	—		—	7.1	—	—	6.0
Total Loss and LAE	$119.2	$1.1		$70.5	$78.7	0.9	59.1	66.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Business insurance segment:
Commercial auto	$72.9	$1.0	$58.2	$59.2	1.3	80.0	81.3
Commercial multi-peril	89.6	8.4	49.4	57.8	9.4	55.1	64.5
Fire & allied lines	55.2	8.1	29.1	37.2	14.6	52.9	67.5
Other & product liability	53.6	—	33.7	33.7	—	62.9	62.9
Workers’ compensation	70.0	—	44.4	44.4	—	63.5	63.5
Other commercial	12.5	0.1	4.2	4.3	0.8	33.4	34.2
Total business	353.8	17.6	219.0	236.6	5.0	61.9	66.9
ULAE	—	—	—	22.8	—	—	6.4
Total Loss and LAE	$353.8	$17.6	$219.0	$259.4	5.0	61.9	73.3

2015
Business insurance segment:
Commercial auto	$76.1	$0.4	$56.7	$57.1	0.5	74.6	75.1
Commercial multi-peril	89.8	6.6	53.7	60.3	7.3	59.9	67.2
Fire & allied lines	56.2	6.4	20.2	26.6	11.4	35.8	47.2
Other & product liability	54.5	—	30.1	30.1	—	55.2	55.2
Workers’ compensation	65.9	—	39.7	39.7	—	60.2	60.2
Other commercial	12.8	—	3.8	3.8	0.1	30.0	30.1
Total business	355.3	13.4	204.2	217.6	3.8	57.4	61.2
ULAE	—	—	—	19.5	—	—	5.5
Total Loss and LAE	$355.3	$13.4	$204.2	$237.1	3.8	57.4	66.7

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2016 decreased 6.2% and 6.3%, respectively, when compared to the same 2015 periods (Table 4). The decrease for the quarter was due primarily to (i) our decision to exit our large account business and (ii) rate actions to improve profitability in commercial auto. In addition to these same factors, the year-to-date decrease was attributable to changes made to our regional sales teams during the first quarter of 2016, including staff reductions and reassignment of agency relationships among the remaining staff.
The business insurance segment's SAP catastrophe loss ratios for the three and nine months ended September 30, 2016 were 2.9% and 5.0%, respectively, compared to 0.9% and 3.8%, respectively, for the same 2015 periods (Tables 5 - 6). Year to date, the business insurance segment's SAP catastrophe loss ratio was impacted by the Texas storms described in the personal insurance segment discussion above.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2016 were 66.8% and 61.9%, respectively, compared to 59.1% and 57.4%, respectively, for the same 2015 periods (Tables 5 - 6). The SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2016 increased 7.7 points and 4.5 points, respectively, when compared to the same 2015 periods (Tables 5 - 6), primarily due to increase in fire & allied non-catastrophe losses. The fire & allied ratio increases were primarily due to two large fire losses that occurred during the third quarter 2016. For the three months ended September 30, 2016, the commercial auto ratio improved when compared to the same 2015 period (Tables 5), primarily due to less adverse development of prior accident year losses. The bodily severity trend increases we noted beginning in the third quarter 2015 have continued through the current quarter. Year to date, the commercial auto ratio increase was attributable to increased bodily injury severity trends when compared to the same 2015 period, which resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015, as well as higher current accident year loss and ALAE estimates.
Somewhat offsetting the increases in the SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2016 were fewer and less severe losses in the commercial-multi peril line when compared to the same 2015 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial multi-peril results for the three and nine months ended September 30, 2016 improved primarily as a result of underwriting actions taken to improve production and profitability.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
Certain business previously included in the programs unit has been reclassified to the E&S property unit. Prior reporting periods have been restated to conform to the new presentation.
The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and nine months ended September 30, 2016 and 2015.
Table 7

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
Specialty insurance segment:	2016	2015	% Change	2016	2015	% Change
E&S property	$7.8	$7.0	11.4	$31.6	$36.4	(13.2)
E&S casualty	31.6	19.4	62.9	75.9	47.4	60.1
Programs	27.3	23.6	15.7	88.7	73.1	21.3
Total specialty	$66.7	$50.0	33.4	$196.2	$156.9	25.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth SAP loss and ALAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2016 and 2015:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Specialty insurance segment:
E&S property	$10.2	$—	$2.6	$2.6	—	25.2	25.2
E&S casualty	25.6	—	17.5	17.5	—	68.4	68.4
Programs	29.5	0.1	21.2	21.3	0.4	72.1	72.5
Total specialty	65.3	0.1	41.3	41.4	0.2	63.2	63.4
ULAE	—	—	—	2.5	—	—	3.9
Total Loss and LAE	$65.3	$0.1	$41.3	$43.9	0.2	63.2	67.3

2015
Specialty insurance segment:
E&S property	$12.1	$—	$2.5	$2.5	0.3	19.9	20.2
E&S casualty	17.5	—	12.3	12.3	—	70.1	70.1
Programs	23.7	—	17.4	17.4	0.2	73.3	73.5
Total specialty	53.3	—	32.2	32.2	0.1	60.2	60.3
ULAE	—	—	—	1.8	—	—	3.4
Total Loss and LAE	$53.3	$—	$32.2	$34.0	0.1	60.2	63.7

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Specialty insurance segment:
E&S property	$29.9	$0.4	$9.4	$9.8	1.2	31.6	32.8
E&S casualty	66.7	—	44.1	44.1	—	66.1	66.1
Programs	81.4	0.2	72.4	72.6	0.2	89.0	89.2
Total specialty	178.0	0.6	125.9	126.5	0.3	70.7	71.0
ULAE	—	—	—	8.3	—	—	4.7
Total Loss and LAE	$178.0	$0.6	$125.9	$134.8	0.3	70.7	75.7

2015
Specialty insurance segment:
E&S property	$37.5	$0.1	$9.2	$9.3	0.3	24.4	24.7
E&S casualty	43.5	—	28.4	28.4	—	65.2	65.2
Programs	64.8	0.1	45.7	45.8	0.2	70.5	70.7
Total specialty	145.8	0.2	83.3	83.5	0.1	57.2	57.3
ULAE	—	—	—	5.8	—	—	4.1
Total Loss and LAE	$145.8	$0.2	$83.3	$89.3	0.1	57.2	61.4

Net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2016 increased 33.4% and 25.0%, respectively, compared to the same 2015 periods (Table 7). E&S casualty net written premiums increased 62.9% and 60.1%, respectively, for the three and nine months ended September 30, 2016, due to (i) continued organic growth

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

within our general liability and umbrella lines and (ii) a change in the structure of the reinsurance treaty covering casualty risks within the specialty insurance segment (see "Reinsurance Arrangements" in this Item 2 for further information). Programs unit net written premiums increased 15.7% and 21.3%, respectively, for the three and nine months ended September 30, 2016 due to new programs added during the second half of 2015 and growth of existing programs. E&S property net written premiums for the nine months ended September 30, 2016 declined 13.2% compared to the same period in 2015 as continuing intense competition within the catastrophe-exposed property marketplace has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2016 were 63.2% and 70.7%, respectively, compared to 60.2% and 57.2%, respectively, for the same 2015 periods (Tables 8 - 9). The increase for the three months ended September 30, 2016 compared to the same 2015 period is primarily due to the shift in the mix of business attributable to net written premium and exposure growth within the E&S casualty unit. The mix of business shift also contributed to the non-catastrophe loss and ALAE ratio increase for the nine months ended September 30, 2016 compared to the same 2015 period, as did higher losses within the Programs unit. Elevated severity trends within programs with commercial auto exposures contributed to (i) higher 2016 accident year loss and ALAE ratios and (ii) adverse development of prior accident year losses.
During the quarter ended September 30, 2016, management completed an evaluation of business written within the Programs unit and determined this business was not core to our strategy. As a result, management decided to exit the programs business in order to further capitalize on our expertise within the E&S casualty and E&S property segments of the specialty marketplace. As a result of this decision, we will stop writing program business by the middle of 2017; however, exposure to the risks underlying this business will continue as the premiums are earned through mid-2018. Consistent with our past practices with respect to terminated programs, we will take the appropriate steps to implement more restrictive underwriting and referral guidelines in order to mitigate the potential for adverse selection and we will continue to conduct periodic underwriting audits of the program managers.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by line of business for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended September 30			Nine months ended September 30
	2016	2015	$ Change	2016	2015	$ Change
	Redundancy /(Deficiency)			Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal insurance segment:
Personal auto	$(0.6)	$(2.0)	$1.4	$(8.5)	$(1.3)	$(7.2)
Homeowners	(0.2)	0.3	(0.5)	—	1.8	(1.8)
Other personal	—	(0.1)	0.1	0.1	0.3	(0.2)
Personal segment	(0.8)	(1.8)	1.0	(8.4)	0.8	(9.2)

Business insurance segment:
Commercial auto	(0.3)	(2.2)	1.9	(4.8)	(3.8)	(1.0)
Commercial multi-peril	(1.1)	0.6	(1.7)	(2.4)	0.7	(3.1)
Fire & allied lines	(0.6)	0.5	(1.1)	(2.3)	0.7	(3.0)
Other & product liability	0.4	3.3	(2.9)	2.5	6.5	(4.0)
Workers' compensation	1.4	1.1	0.3	2.0	3.5	(1.5)
Other commercial	—	0.1	(0.1)	0.4	0.7	(0.3)
Business segment	(0.2)	3.4	(3.6)	(4.6)	8.3	(12.9)

Specialty insurance segment:
E&S property	0.1	1.2	(1.1)	(1.1)	1.7	(2.8)
E&S casualty	(1.1)	(1.8)	0.7	(3.4)	(0.2)	(3.2)
Programs	(0.8)	(1.9)	1.1	(13.4)	(4.5)	(8.9)
Specialty segment	(1.8)	(2.5)	0.7	(17.9)	(3.0)	(14.9)

Cat loss and ALAE	0.3	0.1	0.2	1.3	0.6	0.7
ULAE	(0.7)	1.8	(2.5)	(3.8)	5.5	(9.3)
Total	$(3.2)	$1.0	$(4.2)	$(33.4)	$12.2	$(45.6)

For further information, see the "Personal Insurance Segment", "Business Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at September 30, 2016 and December 31, 2015:

($ millions)	September 30, 2016	December 31, 2015	$ Change
Personal insurance segment:
Personal auto	$192.1	$182.1	$10.0
Homeowners	55.0	37.2	17.8
Other personal	8.6	7.7	0.9
Total personal	255.7	227.0	28.7
Business insurance segment:
Commercial auto	104.7	97.1	7.6
Commercial multi-peril	119.1	109.1	10.0
Fire & allied lines	26.1	17.4	8.7
Other & product liability	169.9	161.2	8.7
Workers’ compensation	181.8	167.3	14.5
Other commercial	2.3	1.5	0.8
Total business	603.9	553.6	50.3
Specialty insurance segment:
E&S property	22.8	21.4	1.4
E&S casualty	125.9	96.6	29.3
Programs	153.2	148.5	4.7
Total specialty	301.9	266.5	35.4
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,161.5	$1,047.1	$114.4

Losses and loss expenses payable increased $114.4 million since December 31, 2015, primarily due to (i) exposure growth in workers' compensation and E&S casualty, (ii) increased bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for current and prior accident years in personal auto, commercial auto and programs with auto exposures, and (iii) seasonality of weather-related catastrophe losses.
Losses and loss expenses payable for the nine months ended September 30, 2016 do not reflect the impact of Hurricane Matthew. We currently estimate the financial impact of Hurricane Matthew on fourth quarter results to be between $8.0 million and $10.0 million.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios were 33.7% and 33.5%, respectively, for the three and nine months ended September 30, 2016 compared to 34.2% and 33.7%, respectively, for the same 2015 periods. The ratio decreased 0.5 points for the three months ended September 30, 2016, when compared to the same 2015 period, primarily due to decreases in personnel costs and incentive compensation.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At September 30, 2016, there were two fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2015 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2016 and December 31, 2015:

($ millions)	September 30, 2016	% of Total	December 31, 2015	% of Total
Cash and cash equivalents	$69.5	2.6	$58.1	2.3
Fixed maturities, at fair value:
Fixed maturities	1,996.7	74.7	1,856.7	73.4
Treasury inflation-protected securities	146.6	5.5	144.0	5.7
Total fixed maturities	2,143.3	80.2	2,000.7	79.1
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.8
Equity securities, at fair value:
Large-cap securities	225.6	8.4	241.0	9.5
Small-cap securities	71.9	2.7	69.6	2.8
Total equity securities	297.5	11.1	310.6	12.3
Other invested assets, at fair value:
International funds	80.7	3.0	77.0	3.0
Other invested assets	9.0	0.3	8.1	0.3
Total other invested assets, at fair value	89.7	3.3	85.1	3.3
Other invested assets, at cost	5.4	0.2	5.3	0.2
Total portfolio	$2,675.4	100.0	$2,529.8	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$67.1	$68.1
Due after 1 year through 5 years	564.0	579.4
Due after 5 years through 10 years	275.3	286.1
Due after 10 years	584.9	618.8
U.S. government agencies mortgage-backed securities	569.7	590.9
Total	$2,061.0	$2,143.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.52 and 4.85 as of September 30, 2016 and December 31, 2015, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2016 and 2015:

($ millions)	Three months ended		Nine months ended
	September 30		September 30
	2016	2015	2016	2015
Gross investment income:
Fixed maturities	$15.4	$16.1	$47.0	$46.4
Equity securities	1.3	1.4	4.3	4.7
Other	1.4	1.6	4.1	4.3
Total gross investment income	18.1	19.1	55.4	55.4
Less: Investment expenses	0.5	0.4	1.3	1.5
Net investment income	$17.6	$18.7	$54.1	$53.9

Average invested assets (at cost)	$2,427.3	$2,311.5	$2,405.7	$2,268.7
Annualized investment yield	2.9%	3.2%	3.0%	3.2%
Annualized investment yield, after tax	2.2%	2.5%	2.3%	2.4%
Net investment income, after tax	$13.1	$14.3	$40.7	$41.6
Effective tax rate	25.5%	23.7%	24.8%	22.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received from the sale of our investment portfolio for the three and nine months ended September 30, 2016 and 2015:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$—	$11.6	$2.9	$73.8	$2.1	$138.0	$4.4	$142.7
Equity securities	9.9	49.0	11.8	76.2	20.6	109.5	21.8	111.3
Other invested assets	—	0.3	—	0.2	0.1	0.7	0.1	0.5
Total realized gains	9.9	60.9	14.7	150.2	22.8	248.2	26.3	254.5
Realized losses:
Equity securities:
Sales	—	(0.1)	(0.4)	1.4	(0.8)	4.4	(1.1)	6.1
OTTI	(1.1)	—	(3.5)	—	(3.1)	—	(4.8)	—
Fixed maturities
OTTI	—	—	—	—	(2.3)	—	—	—
Total realized losses	(1.1)	(0.1)	(3.9)	1.4	(6.2)	4.4	(5.9)	6.1
Net realized gains on investments	$8.8	$60.8	$10.8	$151.6	$16.6	$252.6	$20.4	$260.6

Net realized gains decreased $2.0 million and $3.8 million, respectively, for the three and nine months ended September 30, 2016 when compared to the same 2015 period, partially driven by an increase in realized gains in the fixed income portfolio in the third quarter of 2015 as a result of reducing our TIPS position due to our inflation outlook. Year to date net realized gains were also impacted by OTTI recognized on our fixed maturity portfolio (discussed below).
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2015 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three months ended September 30, 2016 and we recognized $2.3 million of OTTI on our fixed maturity portfolio for the nine months ended September 30, 2016. We did not recognize any OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2015.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2016 and 2015:

($ millions, except # of positions)	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	—	$—	1	$(0.2)	—	$—
Small-cap securities	8	(1.1)	22	(3.5)	22	(2.9)	36	(4.8)
Fixed maturities	—	—	—	—	1	(2.3)	—	—
Total other-than-temporary impairments	8	$(1.1)	22	$(3.5)	24	$(5.4)	36	$(4.8)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2016, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2016:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$316.8	$14.3	35	$(0.2)	8	$330.9
Obligations of states and political subdivisions	664.1	34.5	188	—	—	698.6
Corporate securities	510.4	13.1	81	(0.6)	10	522.9
U.S. government agencies mortgage-backed securities	569.7	22.4	75	(1.2)	20	590.9
Total fixed maturities	2,061.0	84.3	379	(2.0)	38	2,143.3
Equity securities:
Large-cap securities	193.1	37.1	37	(4.6)	16	225.6
Small-cap securities	53.0	18.9	67	—	—	71.9
Total equity securities	246.1	56.0	104	(4.6)	16	297.5
Other invested assets	57.1	32.6	2	—	—	89.7
Total available-for-sale investments	$2,364.2	$172.9	485	$(6.6)	54	$2,530.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at September 30, 2016 and December 31, 2015, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2016:

($ millions)	September 30, 2016	December 31, 2015	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$82.3	$27.8	$54.5
Equity securities	51.4	45.4	6.0
Other invested assets	32.6	28.2	4.4
Unrealized gains	166.3	101.4	64.9
Net deferred federal income tax liability	(55.7)	(32.9)	(22.8)
Unrealized gains, net of tax	$110.6	$68.5	$42.1

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2016 and December 31, 2015.
As of September 30, 2016, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.
Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2016 and 2015, respectively.

($ millions)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Income (loss) before federal income taxes	$7.4	$29.9	$(13.9)	$66.5

Current tax (benefit) expense	(1.5)	2.7	(1.5)	3.3
Deferred tax (benefit) expense	(1.2)	6.5	(0.9)	15.1
Total federal income tax (benefit) expense	(2.7)	9.2	(2.4)	18.4

Net income (loss)	$10.1	$20.7	$(11.5)	$48.1

Income taxes for the nine months ended September 30, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
Effective tax rates were (36.2)% and 17.0%, respectively, for the three and nine months ended September 30, 2016 and 30.8% and 27.7%, respectively, for the same 2015 periods. For additional information, see Note 6 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2016.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2016 and December 31, 2015, we had $69.5 million and $58.1 million, respectively, in cash and cash equivalents, and $2,530.5 million and $2,396.4 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.2 million and $8.8 million of securities on deposit with insurance regulators as required by law at September 30, 2016 and December 31, 2015; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash provided by operating activities was $62.0 million and $108.5 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities for the nine months ended September 30, 2016 included contributions to the Company's pension plan of $34.5 million, which includes use of the proceeds from the 2016 FHLB Loan (as defined in the "Borrowing Arrangements" discussion included in this Item 2). Net cash provided by operating activities for the nine months ended September 30, 2015 included a return of $63.5 million of premiums due to the expiration of the homeowners quota share reinsurance arrangement ("HO QS Arrangement") at December 31, 2014. Net cash from operations will vary from

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash used in investing activities was $63.8 million and $134.2 million for the nine months ended September 30, 2016 and 2015, respectively. The change was primarily driven by (i) a decrease in fixed maturity, equity, and other invested asset purchases in 2016 compared to the same 2015 period, and (ii) the reinvestment of proceeds received from the expiration of the HO QS Arrangement in the first half of 2015.
Cash provided by financing activities was $13.2 million for the nine months ended September 30, 2016 compared to cash used in of $9.7 million for the same 2015 period. The increase year over year was primarily driven by proceeds from the new term loan with the Federal Home Loan Bank of Cincinnati ("the "FHLB") in the principal amount of $21.5 million.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of September 30, 2016, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
FHLB Loans
In September 2016, State Auto P&C entered into a new term loan with the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. Proceeds from the loan were contributed to the pension plan to reduce the Company's future pension costs. For the nine months ended September 30, 2016, the Company contributed $34.5 million to its pension plan.
In addition, State Auto P&C has outstanding an $85.0 million loan ("2013 FHLB Loan") from the FHLB. The 2013 FHLB Loan is a 20-year term loan that may be currently called (prepaid) at any time with no prepayment penalty. The interest rate is fixed over the term of the loan at 5.03%.
The 2013 and 2016 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2016 and 2015 were 5.04% and 4.53%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

As of July 1, 2016, the State Auto Group restructured its reinsurance coverage for E&S casualty and programs units casualty risks. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses. This reinsurance agreement provides 100.0% coverage up to $9.0 million excess of $2.0 million for any one insured, all policies, and $14.0 million excess of $11.0 million for Clash only coverage. This reinsurance arrangement is placed on a loss occurrence basis, while the expired treaty was placed on a risk-attaching basis. As a result of this change, the 2015 reinsurance treaty was terminated on a cut-off basis, resulting in the return of $5.1 million of ceded unearned premium from the reinsurers to the Company.
Regulatory Considerations
At September 30, 2016, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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
CREDIT AND FINANCIAL STRENGTH RATINGS
There were no changes to our credit or financial strength ratings during the third quarter of 2016.
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

10.01
Application for Callable Advance signed September 2, 2016 by State Auto Property & Casualty Insurance Company with respect to the Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and the Federal Home Loan Bank of Cincinnati

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 7, 2016	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)