Form 10-K
period 2016-12-31
State Auto Financial CORP
filed 2017-03-01
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $344,055,419.
On February 24, 2017, the Registrant had 41,976,998 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 5, 2017 (the “2017 Proxy Statement”), which will be filed within 120 days of December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2016

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

State Auto Mutual
Refers to State Automobile Mutual Insurance Company, which owns approximately 61.9% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which previously acted as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies
Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 61.9% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
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
Effective January 1, 2017, we completed the transition of our internal decision-making process to a product management structure under which our principal operating decision makers assess performance and allocate resources based on the underwriting results of individual products. Accordingly, beginning January 1, 2017, our reportable segments, and the products within each, will be as follows:
•Personal Insurance Segment- personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
PERSONAL AND BUSINESS INSURANCE
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

Marketing
We market our personal and business insurance through approximately 2,600 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved marketing with selected agencies.
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
During the third quarter of 2016, management completed an evaluation of business written within the programs unit and determined this business was not core to our strategy. As a result, we are exiting the programs business in order to further capitalize on our expertise within the E&S casualty and E&S property segments of the specialty marketplace and we will stop writing program business by the middle of 2017; however, exposure to the risks underlying this business will continue as the premiums are earned through mid-2018.
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

For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Investment Operations Segment.”
CLAIMS
Our claims and risk engineering (“CARE”) division supports our insurance segments through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, sharing of relevant information, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.
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
GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2016:

State	% of Total
Ohio	8.9%
Texas	7.9
Kentucky	6.2
California	4.8
Florida	4.8
Minnesota	4.2
Tennessee	3.7
Georgia	3.7
Indiana	3.7
Connecticut	3.6
Illinois	3.4
Maryland	3.4
Pennsylvania	3.2
North Carolina	3.2
South Carolina	3.1
All others (1)	32.2
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2016.
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
Loss reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for changes caused by inflation. Loss reserves for IBNR claims are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate loss reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Loss and LAE.”
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2016, 2015 and 2014:

($ millions)	Year Ended December 31
	2016	2015	2014
Beginning of Year:
Loss and loss expenses payable	$1,053.0	$983.2	$959.9
Less: Reinsurance recoverable on losses and loss expenses payable	5.9	9.6	9.1
Net losses and loss expenses payable(1)	1,047.1	973.6	950.8
Provision for losses and loss expenses occurring:
Current year	915.4	852.8	726.2
Prior years(2)	27.0	10.0	45.1
Total	942.4	862.8	771.3
Loss and loss expense payments for claims occurring during:
Current year	417.8	421.5	373.2
Prior years	393.7	367.8	375.3
Total	811.5	789.3	748.5
End of Year:
Net losses and loss expenses payable	1,178.0	1,047.1	973.6
Add: Reinsurance recoverable on losses and loss expenses payable	3.6	5.9	9.6
Losses and loss expenses payable(3)	$1,181.6	$1,053.0	$983.2

(1)	Includes net amounts assumed from affiliates of $532.4 million, $494.3 million, and $438.0 million at beginning of year 2016, 2015, and 2014, respectively.
(2)
This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $630.9 million, $532.4 million, and $494.3 million at end of year 2016, 2015, and 2014, respectively.
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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2016, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $84.4 million is available in 2017 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $10.0 million and $15.0 million in 2016 and 2015, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 12 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2016 which would materially impact our business.
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
In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2016, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
The Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”), has been extended until 2020.   Under the Terrorism Acts, commercial property and casualty insurers like State Auto Group, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury.  For 2015, the aggregate industry loss minimum was $100.0 million and, beginning in 2016, increases by $20.0 million annually to $200.0 million in 2020. The Terrorism Acts require insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2015 subject to an annual industry-wide cap of $100.0 billion. This retention will increase, beginning on January 1, 2016, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year.  Policyholders may choose to reject terrorism coverage (terrorism coverage is mandatory for workers’ compensation). If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents. Beginning in 2016, insurers participating in the Terrorism Acts are required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses; (ii) premiums earned on such coverage; (iii) geographical location of exposures; (iv) pricing of such coverage; (v) the take-up rate for such coverage; and (vi) the amount of private reinsurance for acts of terrorism purchased.  See “Risk Factors-Terrorism” in Item 1A of this Form 10-K.
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
EMPLOYEES
As of February 24, 2017, we had approximately 2,020 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	60	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President, Chief Financial Officer	56	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	45	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Jessica E. Clark, Senior Vice President, Director of Commercial and Specialty Lines	45	Senior Vice President, Director of Specialty Lines and Middle Markets of STFC and State Auto Mutual, 8/15 to present; Senior Vice President, Specialty Lines, of STFC and State Auto Mutual, 8/13 to 7/15; Vice President, Specialty Lines of STFC and State Auto Mutual, 1/11 to 7/13; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11.	2011
Kim B. Garland, Senior Vice President, Director of Standard Lines	51	Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to present; chief product officer of American Insurance Group, Inc.’s (“AIG”) consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
John M. Petrucci, Senior Vice President, Customer Service	58	Senior Vice President, Customer Service, 04/16 to present; Senior Vice President, Service and Administration, 9/15 to present; Vice President and Director of Sales of STFC and State Auto Mutual, 3/00 to 9/15.	2015
Elise D. Spriggs, Senior Vice President, External Relations	46	Senior Vice President, External and Government Affairs of STFC and State Auto Mutual, 3/16 to present; vice president and director of government relations, 7/11 to 6/15. Attorney, Carpenter, Lipps & Leland LLP, 06/15 to 03/16	2016
Paul M. Stachura, Senior Vice President, Chief CARE Officer	59	Senior Vice President and Chief Claims Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President, Chief Information and Strategy Officer	48	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President, Chief Investment Officer	52	Vice President and Chief Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President, Chief Actuarial Officer	48	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	51	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of March 1, 2017.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the timely availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable accuracy;

•	the development, selection and application of appropriate rating formula or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow company underwriting guidelines;

•	our ability to innovate with new product and/or pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to accurately predict consumer behavior, such as policyholder retention;

•	our ability to properly classify our new and renewal business;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices, including our ability to recognize and respond to fraudulent or inflated claims;

•	changing driving patterns for auto exposures including distracted driving; changing weather patterns (including those which may be related to climate change) for property exposures;

•	technological innovations in automobiles, such as accident avoidance systems and advances leading to autonomous cars;

•	changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
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
Although other rating agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The State Auto Group’s current financial strength rating from A.M. Best is A- (Excellent) with a stable outlook.

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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2016, we accelerated our business and technology plan to consolidate our policy administration and billing systems. We have partnered with a third party specializing in providing core system software to the insurance industry. Introduction of the new technology to our agents began in the fourth quarter of 2016. Initially, the technology will only be available for personal lines new business in a limited number of states, with additional states being added in subsequent quarters. Additionally, we plan on introducing the technology for certain small commercial product offerings beginning in the second quarter of 2017, again in a limited number of states, with additional states and products being added in subsequent quarters. The new technology platform is intended to provide us with quicker speed to market, improve ease of doing business for our policyholders, agents and brokers, lower our costs for maintenance and product introductions and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2017 and beyond.
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
We use reinsurance to help manage our exposure to insurance risks and to manage our capital. There can be no assurance that our use of reinsurance effectively meets our strategic business objectives. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. The availability, policy conditions and cost of reinsurance are subject to prevailing market conditions and loss experience, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. Ceded reinsurance arrangements do not eliminate our obligation to pay claims. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims.
CYCLICAL NATURE OF THE INDUSTRY
The property and casualty insurance industry is cyclical, which may cause fluctuations in our operating results.
The property and casualty insurance industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the cyclical nature of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable expected returns. Accordingly, our commercial and specialty lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Our specialty insurance segment markets and underwrites commercial exposures through wholesale brokers, and other specialty sources. The reaction of these distribution channels to price competition may result in the movement of business and volatility of premium revenues.
The personal lines products are influenced by a collection of loss cost trends. Driving patterns including behavioral changes like distracted driving, along with inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins initially decline in periods of increasing loss costs.
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
We market our insurance products in our personal and business insurance segments exclusively through independent, non-exclusive insurance agents and brokers, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, we recognize that although the number of distribution locations has expanded and the size of many agencies has grown, the number of individual independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it may become more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing our agency representation, our sales and results of operations could be adversely affected.
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
From time to time, some of the states in which we operate consider legislation restricting or banning the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states have considered restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.
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
Although we do not write health insurance, rules affecting health care services can affect insurance we write, including workers’ compensation, commercial and personal automobile and liability insurance. The enactment of the Patient Protection and Affordable Care Act of 2010 and additional health care reform legislation may have an impact on various aspects of our business. In addition, we may be impacted as a business enterprise by potential tax issues and changes in employee benefits. We will continue to monitor and assess the impact of health care legislation or regulations, or changing interpretations, at the federal or state levels.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2016, over 90% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
As of December 31, 2016, State Auto Mutual owned approximately 61.9% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
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
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 24, 2017, there were 1,164 shareholders of record of our common shares.
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

2016	High	Low	Dividend
First Quarter	$22.83	$17.84	$0.10
Second Quarter	22.22	18.69	0.10
Third Quarter	24.35	20.76	0.10
Fourth Quarter	27.42	19.54	0.10

2015	High	Low	Dividend
First Quarter	$24.80	$20.36	$0.10
Second Quarter	25.70	20.63	0.10
Third Quarter	27.37	21.55	0.10
Fourth Quarter	25.69	20.01	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2011, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
STFC	100.00	92.85	134.87	143.73	151.97	201.34
NASDAQ Index	100.00	116.71	163.60	187.86	201.21	219.26
NASDAQ Ins. Index	100.00	123.33	161.75	178.82	194.41	228.72

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2016	2015	2014	2013	2012
Statement of Income Data — GAAP Basis:
Earned premiums	$1,291.9	$1,270.5	1,074.1	1,055.0	1,042.1
Net investment income	$74.7	$71.7	74.7	72.8	75.4
Total revenues	$1,405.4	$1,368.6	1,172.7	1,153.0	1,150.1
Net income	$21.0	$51.2	107.4	60.8	10.7
Earned premium growth	1.7%	18.3%	1.8%	1.2%	(27.1)%
Return on average invested assets(1)	3.1%	3.1%	3.5%	3.4%	3.5%
Balance Sheet Data — GAAP Basis:
Total investments	$2,612.6	$2,471.7	2,357.9	2,251.3	2,268.4
Total assets	$2,959.4	$2,828.2	2,766.6	2,496.1	2,477.4
Total notes payable	$122.1	$100.5	100.5	100.5	115.5
Total stockholders’ equity	$891.3	$884.6	872.9	785.0	737.2
Common shares outstanding	41.8	41.3	40.9	40.7	40.5
Return on average equity	2.4%	5.8%	13.0%	8.0%	1.5%
Debt to capital ratio	12.0%	10.2%	10.4%	11.4%	13.6%
Per Common Share Data — GAAP Basis:
Basic EPS	$0.50	$1.25	2.63	1.50	0.26
Diluted EPS	$0.50	$1.23	2.60	1.49	0.26
Cash dividends per share	$0.40	$0.40	0.40	0.40	0.55
Book value per share	$21.31	$21.40	21.32	19.27	18.22
Common Share Price:
High	$27.42	$27.37	25.43	23.10	16.91
Low	$17.84	$20.01	18.35	14.10	12.21
Close at December 31	$26.81	$20.59	22.22	21.24	14.94
Close price to book value per share	1.26	0.96	1.04	1.10	0.82
GAAP Ratios:
Loss and LAE ratio	72.9%	67.9	71.8	68.2	74.7
Expense ratio	33.3%	33.6	33.7	33.6	33.2
Combined ratio	106.2%	101.5	105.5	101.8	107.9
Statutory Ratios:
Loss and LAE ratio	73.1%	68.0	72.1	68.5	74.8
Expense ratio	33.4%	33.9	33.9	34.5	33.6
Combined ratio	106.5%	101.9	106.0	103.0	108.4
Net premiums written to surplus	1.5	1.6	1.5	1.4	1.7
(1)	Invested assets include investments and cash equivalents.
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
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2016 is set forth in this Item 7 and in Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
While we did not meet our profit or growth goals for 2016, our focus remains on achieving profitable growth for each of our lines of business. During 2016, we completed most of the work to rebuild our foundation and implemented changes designed to enable us to compete effectively in a rapidly changing industry.
Insurance Operations
Building on the efforts initiated in 2015 to address a number of issues impacting our underwriting results, in 2016, we implemented a number of changes to improve our market competitiveness and underwriting profitability. Examples of changes implemented include:
•Rebuilt pricing and underwriting models for our personal and commercial products
•Telematics, or usage-based insurance offerings for our personal and commercial auto products
•Discounts for smart home technology within our homeowners product
Personal insurance segment: During the first half of 2016, we increased the number of agency appointments for our personal lines products and implemented pricing changes to improve our overall competitiveness. Increasing bodily injury severity trends negatively impacted the insurance industry during 2016, and our personal auto results reflect the higher trends. We continued efforts begun in 2015 to address the profitability of our personal auto business including the implementation of a number of rating actions and improvements aimed at reducing underwriting and claims leakage. The actions we’ve taken began to show measurable impact in 2016, as personal auto new business premiums and policy counts increased compared to 2015. In 2016, our homeowners line was again profitable and new business increased both in policies-in-force and written premiums.
Business insurance segment: Our business insurance results improved in 2016 compared to 2015, reflecting our actions to address issues that were negatively impacting underwriting results. The largest improvement came in our commercial auto line of business which, like personal auto, has been impacted by increasing bodily injury severity trends. Throughout 2016, we took a number of actions focused on improving commercial auto underwriting results, including identification and fixing of underwriting gaps, better risk classifications, improving modeling capabilities and addressing rate needs. The combination of these actions and our decision to exit our large account solutions impacted our ability to grow our business insurance net written premiums.
Specialty insurance segment - Growth in our specialty insurance segment was driven by increases in our E&S casualty and programs units. Our E&S casualty unit continued to grow organically and programs net written premiums increased compared to 2015 due to the addition of new programs during the latter half of 2015. Despite the continued competitiveness of the catastrophe-exposed property marketplace, E&S property net written premiums remained flat compared to 2015, reflecting the addition of an internal underwriting team during the third quarter of 2016. During 2016, we announced our decision to exit the traditional programs business, enabling us to focus capital and resources on our E&S property and E&S casualty product lines.
Claims
Building upon the changes introduced late in 2015 to improve claim handling practices, philosophies, leadership and front line personnel, we undertook a number of additional efforts during 2016 with the objective of improving overall claims efficiencies and effectiveness. These were inclusive of, but not limited to (i) driving prompt and thorough investigations, (ii) minimizing the utilization of external resources and building a larger State Auto field team, (iii) reinforcing the criticality of accurate and timely reserving, (iv) reducing the time from opening to closing of each claim, and (v) identifying and investigating potential fraudulent matters and aggressively defending claims through litigation as appropriate. These and other efforts were brought to bear across all claims with particular emphasis on improving outcomes in the commercial and personal lines auto environment. Additionally, whether it be the multitude of hail storms, tornadoes, Hurricane Matthew or the tragic wildfires surrounding Gatlinburg, Tennessee, our CARE associates responded quickly, compassionately and equitably to all of our valued customers.

Technology
In the fourth quarter of 2016, we successfully launched our new technology platform in five states for auto and home, providing our agents with cutting-edge, fully digital technology for underwriting and servicing new business policies. In addition to only issuing policies digitally, insureds can only make premium payments electronically, further improving efficiencies and eliminating the use of paper files. The new platform also incorporates new products and rates with advanced data analytics, enhancing our analytical capabilities and providing us with data and knowledge to improve our ability to profitably underwrite business across all of our lines of business. We expect to complete the roll-out of our new technology platform in our remaining states for personal lines by the end of 2017 and plan to launch the same platform for small business and commercial auto by mid-2017. Our workers compensation, umbrella and farm and ranch products will follow, most likely in 2018.
Culture
We continued to transform our culture throughout 2016, creating an environment in which every associate feels empowered to speak up and be heard, and challenges one another candidly and respectfully. We believe our culture is one of diversity and inclusion that makes everyone feel welcomed and respected as members of our team. We also share the deep commitment to giving back to our communities, especially those less fortunate than our own, that’s been at the heart of our company since its founding.
Moving forward
We remain a company focused on the property and casualty insurance business and are steadfast in our commitment to distributing our products through independent agents. The insurance industry is undergoing significant and unprecedented change, the pace of which can swiftly and dramatically change the manner in which property and casualty products are bought and sold. We plan on being at the forefront of that change and our parent company, State Auto Mutual, has created State Auto Labs as a vehicle for identifying, evaluating and investing in new technologies we believe will transform the property and casualty insurance industry.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2016.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2016, 2015 and 2014:

($ millions, except per share data)	2016	2015	2014
GAAP Basis:
Total revenues	$1,405.4	$1,368.6	$1,172.7
Income before federal income taxes	$19.2	$67.3	$26.8
Net income	$21.0	$51.2	$107.4
Stockholders’ equity	$891.3	$884.6	$872.9
Book value per share	$21.31	$21.40	$21.32
Return on average equity	2.4%	5.8%	13.0%
Debt to capital ratio	12.0%	10.2%	10.4%
Cat loss and ALAE ratio	6.3%	4.0%	3.0%
Non-cat loss and LAE ratio	66.6%	63.9%	68.8%
Loss and LAE ratio	72.9%	67.9%	71.8%
Expense ratio	33.3%	33.6%	33.7%
Combined ratio	106.2%	101.5%	105.5%
Premiums written growth	1.6%	6.6%	12.4%
Investment yield	3.1%	3.1%	3.5%

SAP Basis:
Cat loss and ALAE ratio	6.3%	4.0%	3.0%
Non-cat loss and ALAE ratio	60.9%	57.7%	62.6%
ULAE ratio	5.9%	6.3%	6.5%
Loss and LAE ratio	73.1%	68.0%	72.1%
Expense ratio	33.4%	33.9%	33.9%
Combined ratio	106.5%	101.9%	106.0%
Net premiums written to surplus	1.5	1.6	1.5
Our 2016 net income was $21.0 million compared to $51.2 million and $107.4 million in 2015 and 2014, respectively. Our 2014 net income included a non-cash income tax benefit of $82.6 million related to the reversal of a valuation allowance against our net deferred tax assets.
The following highlights significant factors that impacted 2016 results as compared to 2015 and 2014:

•
Earned premiums in 2016 were $1,291.9 million compared to $1,270.5 million and $1,074.1 million in 2015 and 2014, respectively. Earned premium growth in 2016 was due to new business growth in the specialty insurance segment. Earned premium growth in 2015 was due to (i) the termination of the HO QS Arrangement (as defined below) and (ii) new business growth in workers’ compensation and the specialty insurance segment.

•
The SAP cat loss and ALAE ratio for 2016 was 6.3% compared to 4.0% and 3.0% for 2015 and 2014, respectively. The 2016 cat loss ratio increased when compared to the same 2015 and 2014 periods primarily driven by an increase in storm activity including wind and hail storms in Texas, Hurricane Matthew and wildfires in Tennessee.

•
The SAP non-catastrophe loss and ALAE ratio for 2016 was 60.9% compared to 57.7% and 62.6% for 2015 and 2014, respectively. The 2016 loss ratio increased compared to 2015 due primarily to higher severity in lines of business with auto exposures. The 2014 loss ratios were impacted by strengthening RED reserves within the specialty insurance segment by $96.7 million, which included the net cost of the ADC reinsurance agreement, as well as the impact of the HO QS Arrangement, which increased our SAP non-catastrophe loss and ALAE ratio 3.4 points in 2014.

•
Net realized gains on investments were $36.5 million compared to $24.7 million and $20.7 million in 2015 and 2014, respectively. Net realized gains in 2016 were impacted by the recognition of a $12.0 million gain from the redemption of a limited partnership investment in international equities. 2015 net realized gains increased $4.0 million when compared to 2014 partially driven by an increase in realized gains in the fixed income portfolio as a result of reducing our TIPS position due to our inflation outlook.

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
Use of Non-GAAP Financial Measures
In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may exclude the impact of the HO QS Arrangement cession for the year ended December 31, 2014 and exclude the one-time impact of the unearned premium transfer associated with the termination of the HO QS Arrangement at December 31, 2014. We believe the use of these non-GAAP financial measures enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the year ended December 31, 2014, and (b) perform a meaningful comparison of our results of operations for the years ended December 31, 2016, 2015 and 2014. We have also included Reconciliation Tables 1-4 and Tables 1-6 for readers to better understand the use and calculation of these non-GAAP financial measures.
Homeowners Quota Share Arrangement
To reduce risk and volatility, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners line of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement expired on December 31, 2014. Upon expiration, the Company recognized $89.5 million of unearned premium returned from the reinsurers. In accordance with the terms of the HO QS Arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the State Auto Group in the form of a profit commission. For the years ended December 31, 2016, 2015 and 2014, the Company recognized profit commission of $1.9 million, $4.2 million, and $19.0 million, respectively, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income.
See “Liquidity and Capital Resources – Reinsurance Arrangements” included in this Item 7 for a more detailed discussion of the HO QS Arrangement.
The following table sets forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2014.
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

The following table sets forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2014.
Reconciliation Table 2

($ millions)	SAP HO QS Arrangement Cession—Overall Results
December 31, 2014	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,194.2	$83.3	$1,277.5

Earned premiums	1,074.1	175.6	1,249.7
Losses and LAE incurred:
Cat loss and ALAE	32.3	19.0	51.3
Non-cat loss and ALAE	672.8	66.8	739.6
Total Loss and ALAE	705.1	85.8	790.9
ULAE	69.4	—	69.4
Total Loss and LAE incurred	774.5	85.8	860.3
Underwriting expenses	405.4	43.2	448.6
Net underwriting (loss) income	$(105.8)	$46.6	$(59.2)

Cat loss and ALAE ratio	3.0%	10.8%	4.1%
Non-cat loss and ALAE ratio	62.6%	38.1%	59.2%
Total loss and ALAE ratio	65.6%	48.9%	63.3%
ULAE ratio	6.5%	—%	5.6%
Total loss and LAE ratio	72.1%	48.9%	68.9%
Expense ratio	33.9%	51.9%	35.1%
Combined ratio	106.0%	100.8%	104.0%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our homeowners line of business at Reconciliation Tables 3-4.

Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$582.8		$453.8		$256.7		$1,293.3
Earned premiums	582.2		468.9		240.8		1,291.9
Cat loss and ALAE	50.8	8.7	23.3	5.0	7.5	3.1	81.6	6.3
Non-cat loss and ALAE	337.8	58.1	275.3	58.7	173.7	72.2	786.8	60.9
ULAE	36.9	6.3	29.4	6.2	9.4	3.9	75.7	5.9
Underwriting expenses	171.9	29.5	167.6	36.9	92.9	36.2	432.4	33.4
SAP underwriting loss and SAP combined ratio	$(15.2)	102.6	$(26.7)	106.8	$(42.7)	115.4	$(84.6)	106.5

($ millions)	2015
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums	$583.0		$479.5		$211.0		$1,273.5
Earned premiums	591.8		476.0		202.7		1,270.5
Cat loss and ALAE	35.1	5.9	15.7	3.3	0.3	0.2	51.1	4.0
Non-cat loss and ALAE	323.3	54.7	288.3	60.6	121.1	59.7	732.7	57.7
ULAE	45.2	7.6	27.3	5.7	8.0	4.0	80.5	6.3
Underwriting expenses	170.7	29.3	181.4	37.8	79.2	37.5	431.3	33.9
SAP underwriting gain (loss) and SAP combined ratio	$17.5	97.5	$(36.7)	107.4%	$(5.9)	101.4	$(25.1)	101.9

($ millions)	2014
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(3)	% Ratio
Written premiums(1)	$532.1		$473.1		$189.0		$1,194.2
Earned premiums	451.4		459.9		162.8		1,074.1
Cat loss and ALAE	13.9	3.1	16.5	3.6	1.9	1.1	32.3	3.0
Non-cat loss and ALAE	260.9	57.8	242.6	52.8	169.3	104.0	672.8	62.6
ULAE	43.5	9.6	20.9	4.5	5.0	3.1	69.4	6.5
Underwriting expenses(2)	144.8	27.2	184.5	39.0	76.1	39.9	405.4	33.9
SAP underwriting loss and SAP combined ratio	$(11.7)	97.7	$(4.6)	99.9	$(89.5)	148.1	$(105.8)	106.0

(1)	Includes $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
(2)	Includes ceding commissions returned to reinsurers upon expiration of the HO QS Arrangement of $26.0 million and recognition of $19.0 of profit commission.
(3)	See Reconciliation Tables 3 and 4 for the impact of the HO QS Arrangement cession on our SAP underwriting results.

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the years ended December 31, 2016, 2015 and 2014.
Table 1

($ millions)	2016	2015	2014
Net Written Premiums
Personal auto	$333.8	$334.4	$354.4
Homeowners(1)	213.9	215.8	146.4
Other personal	35.1	32.8	31.3
Total personal	$582.8	$583.0	$532.1

(1) December 31, 2014 net written premiums include $89.5 million of unearned premiums received by the STFC Pooled Companies on December 31, 2014 related to the expiration of the HO QS Arrangement.
The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2016, 2015 and 2014:
Table 2

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2016
Personal auto	$330.6	$7.1	$243.8	$250.9	2.1	73.8	75.9
Homeowners	217.7	40.3	82.0	122.3	18.5	37.7	56.2
Other personal	33.9	3.4	12.0	15.4	10.1	35.3	45.4
Total personal	$582.2	$50.8	$337.8	$388.6	8.7	58.1	66.8
ULAE	—	—	—	36.9	—	—	6.3
Total Loss and LAE	$582.2	$50.8	$337.8	$425.5	8.7	58.1	73.1

2015
Personal auto	$339.1	$4.6	$236.0	$240.6	1.3	69.7	71.0
Homeowners	220.5	28.9	76.1	105.0	13.1	34.5	47.6
Other personal	32.2	1.6	11.2	12.8	5.0	34.7	39.7
Total personal	$591.8	$35.1	$323.3	$358.4	5.9	54.7	60.6
ULAE	—	—	—	45.2	—	—	7.6
Total Loss and LAE	$591.8	$35.1	$323.3	$403.6	5.9	54.7	68.2

2014
Personal auto	$362.6	$7.0	$228.6	$235.6	1.9	63.1	65.0
Homeowners	58.8	5.5	21.3	26.8	9.4	36.1	45.0
Other personal	30.0	1.4	11.0	12.4	4.5	36.9	41.4
Total personal	$451.4	$13.9	$260.9	$274.8	3.1	57.8	60.9
ULAE	—	—	—	43.5	—	—	9.6
Total Loss and LAE	$451.4	$13.9	$260.9	$318.3	3.1	57.8	70.5

The personal insurance segment’s net written premiums for the year ended December 31, 2016 were flat when compared to 2015 (Table 1). While total policies in force continued to decline, new business policy counts were up, and personal auto and homeowners new business premiums increased when compared to the same 2015 period. During 2016, we increased the number of personal lines agency appointments and conducted pricing reviews designed to improve personal lines production.
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

(1)
For the year ended December 31, 2014, the following table sets forth the reconciliation of as reported net written premiums to pro forma net written premiums that exclude the impact of the return of unearned premium associated with the termination of the HO QS Arrangement:

($ millions)	2015	2014	% Change
Net written premiums:
Homeowners	$215.8	$146.4	47.4
Homeowners cession	—	172.8	(100.0)
Return of ceded premium	—	(89.5)	(100.0)
Pro forma net written premiums	$215.8	$229.7	(6.1)

Personal insurance segment	$583.0	$532.1	9.6
Homeowners cession	—	172.8	(100.0)
Return of ceded premium	—	(89.5)	(100.0)
Pro forma net written premiums	$583.0	$615.4	(5.3)

Throughout 2016, we continued the efforts that began in 2015 to improve the competitiveness and profitability of our personal lines products. These efforts were focused on technology, pricing/rates and claims.

•
Technology - In October of 2016, we launched our new digital platform for our personal auto and homeowners products in five states. The platform offers new products and coverages using new pricing models. In addition, the platform incorporates advanced data analytics, and it gives our agents the ability to submit, rate, quote, bind, issue and bill policies through a completely digital and integrated platform. During 2017, we plan on completing the rollout of this digital platform to our remaining states.

•
Pricing/Rates - As a result of the rate review process initiated in the fourth quarter of 2015, we revised our rate filings in numerous states and implemented policy form changes designed to improve profitability.

•
Claims - At the end of 2015, the claims department was re-aligned to create a dedicated personal auto team to improve our (i) claims handling processes, (ii) vendor utilization, (iii) fraud awareness and referral, and (iv) integration of data/metrics to expedite operational responses to identified trends.

The personal insurance segment’s SAP catastrophe loss ratio for the year ended December 31, 2016 was 8.7%, compared to 5.9% in 2015 and the pro forma SAP catastrophe loss ratio of 5.2% in 2014 (Table 2 and Reconciliation Table 4). Weather events classified as catastrophes during 2016 were generally more severe than those experienced in 2015 and 2014. During 2016, we were impacted by storms in Texas, primarily wind and hail, Hurricane Matthew and wildfires in Tennessee. These events accounted for 2.4 points, or $13.7 million, of the cat loss ratio.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2016 was 58.1%, compared to 54.7% in 2015 and the pro forma SAP non-catastrophe loss and ALAE ratio of 52.3% in 2014 (Table 2 and Reconciliation Table 4). The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2016 increased 3.4 points, when compared to the same 2015 period (Table 2) primarily due to personal auto. Personal auto results for the year were impacted by increasing level of bodily injury severity trends that resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015, when compared to the same 2015 period. The personal auto current accident year loss and ALAE estimates reflect the impact of continued increased bodily injury severity trends.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 was 54.7%, compared to pro forma SAP non-catastrophe loss and ALAE ratio of 52.3% in 2014 (Table 2 and Reconciliation Table 4). The 2.4 point increase in the 2015 ratio when compared to 2014 (Table 2 and Reconciliation Table 4) was due to a 6.6 point increase in the personal auto ratio (Table 2), primarily attributable to increased bodily injury severity trends that resulted in higher ultimate loss and LAE estimates for the current and prior accident years. The personal auto ratio increase was partially offset by a decrease in the homeowners ratio of 3.1 points (Table 2 and Reconciliation Table 3) due to improvement in the 2015 accident year.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners line of business before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2014:
Reconciliation Table 3

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

Reconciliation Table 4

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

The following table sets forth the net written premiums by major product line of business for our business insurance segment for the years ended December 31, 2016, 2015 and 2014.
Table 3

($ millions)	2016	2015	2014
Net Written Premiums
Commercial auto	$85.9	$102.5	$101.8
Commercial multi-peril	117.1	119.9	121.4
Fire & allied lines	73.0	73.6	76.9
Other & product liability	69.5	73.9	71.4
Workers’ compensation	92.0	92.8	83.9
Other commercial	16.3	16.8	17.7
Total business	$453.8	$479.5	$473.1

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2016, 2015 and 2014:
Table 4

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2016
Commercial auto	$94.8	$0.9	$74.1	$75.0	1.0	78.2	79.2
Commercial multi-peril	119.2	12.8	63.9	76.7	10.8	53.6	64.4
Fire & allied lines	73.5	9.5	30.6	40.1	12.8	41.6	54.4
Other & product liability	71.0	—	42.4	42.4	—	59.7	59.7
Workers’ compensation	93.8	—	58.4	58.4	—	62.3	62.3
Other commercial	16.6	0.1	5.9	6.0	0.6	35.2	35.8
Total business	$468.9	$23.3	$275.3	$298.6	5.0	58.7	63.7
ULAE	—	—	—	29.4	—	—	6.2
Total Loss and LAE	$468.9	$23.3	$275.3	$328.0	5.0	58.7	69.9

2015
Commercial auto	$101.6	$0.6	$83.8	$84.4	0.6	82.4	83.0
Commercial multi-peril	120.0	8.3	73.4	81.7	6.9	61.2	68.1
Fire & allied lines	74.9	6.8	26.8	33.6	9.1	35.8	44.9
Other & product liability	73.1	—	45.4	45.4	—	62.1	62.1
Workers’ compensation	89.3	—	54.6	54.6	—	61.1	61.1
Other commercial	17.1	—	4.3	4.3	0.1	25.3	25.4
Total business	$476.0	$15.7	$288.3	$304.0	3.3	60.6	63.9
ULAE	—	—	—	27.3	—	—	5.7
Total Loss and LAE	$476.0	$15.7	$288.3	$331.3	3.3	60.6	69.6

2014
Commercial auto	$98.5	$0.8	$56.6	$57.4	0.8	57.5	58.3
Commercial multi-peril	118.0	7.0	68.1	75.1	6.0	57.6	63.6
Fire & allied lines	77.4	8.7	34.1	42.8	11.3	44.0	55.3
Other & product liability	70.2	—	32.6	32.6	—	46.5	46.5
Workers’ compensation	78.1	—	45.9	45.9	—	58.8	58.8
Other commercial	17.7	—	5.3	5.3	(0.3)	30.3	30.0
Total business	$459.9	$16.5	$242.6	$259.1	3.6	52.8	56.4
ULAE	—	—	—	20.9	—	—	4.5
Total Loss and LAE	$459.9	$16.5	$242.6	$280.0	3.6	52.8	60.9

Net written premiums for the business insurance segment for the year ended December 31, 2016 decreased 5.4% when compared to 2015 (Table 3). The 2016 decrease was primarily due to (i) our decision to exit our large account business, (ii) rate and underwriting actions to improve profitability in commercial auto, and (iii) changes made to our regional sales teams during the first quarter of 2016, including staff reductions and reassignment of agency relationships among the remaining staff. Net written premiums for the year ended December 31, 2015 increased 1.4% when compared to 2014 (Table 3) primarily due to growth in mono-line workers’ compensation business.
Throughout 2016, we continued efforts that began in 2015 designed to improve the competitiveness and profitability of our business insurance products. These efforts were focused on technology and underwriting improvements.

•
Technology - We anticipate introducing our new technology platform (as described in the personal insurance segment discussion) for our business owners’ policy and small commercial auto products to our business insurance agents in the second quarter of 2017.

•
Underwriting Improvements - During 2016, we implemented a number of changes within our business insurance segment, including (i) the decision to exit our large account solutions business; (ii) the restructuring of our regional sales teams; (iii) redefining our underwriting appetite for commercial exposures; (iv) pricing reviews designed to improve commercial auto profitability, and (v) expanding and strengthening relationships with our agency force.

The business insurance segment’s SAP catastrophe loss and ALAE ratio for 2016 was 5.0% compared to 3.3% and 3.6% in 2015 and 2014, respectively (Table 4). The business insurance segment's SAP catastrophe loss ratio was impacted by the same weather events described in the personal insurance segment discussion above. The improvement in 2015 when compared to 2014 was primarily due to fewer and less severe catastrophe events during the year ended 2015.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2016 was 58.7% compared to 60.6% and 52.8% in 2015 and 2014, respectively (Table 4). The 1.9 point improvement in the 2016 ratio when compared to 2015 (Table 4) was primarily due to commercial auto and commercial multi-peril lines ratio improvements of 4.2 points and 7.6 points, respectively (Table 4). The improvement in the commercial auto ratio was primarily due to less adverse development of prior accident year losses as a result of revising our previous estimates for accident years 2014 and 2015, slightly offset by increases in the current accident year loss and ALAE estimates that reflect the impact of increasing bodily injury severity trends. Commercial multi-peril improved when compared to 2015 primarily as a result of underwriting actions taken to improve production and profitability. Slightly offsetting the improvement was a 5.8 point increase in the fire & allied loss ratio when compared to 2015 (Table 4) primarily due to three large fire losses that occurred during the second half of 2016.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 increased 7.8 points when compared to 2014 (Table 4) primarily due to commercial auto, other & product liability and commercial multi-peril lines ratio increases of 24.9 points, 15.6 points and 3.6 points, respectively (Table 4). The increase in the commercial auto ratio was due to an increase in frequency and severity loss trends in third party liability and physical damage coverages when compared to 2014. The elevated severity trends in third party liability coverages also contributed to adverse development of prior accident year losses. The increase in the other & product liability ratio was primarily due to less favorable development of prior accident year losses and an increase in the severity of losses during the current accident year when compared to 2014. The increase in the commercial multi-peril ratio was due to an increase in the severity of losses during the current accident year when compared to 2014. Partially offsetting these increases was an 8.2 point improvement in the fire & allied lines ratio when compared to 2014 (Table 4), due to fewer and less severe losses, and an elevated level of large fire losses during the first six months of 2014 as well as the extreme cold weather during the first quarter of 2014.
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
The following table sets forth the net written premiums by unit for our specialty insurance segment for the years ended December 31, 2016, 2015 and 2014.
Table 5

($ millions)	2016	2015	2014
Net Written Premiums
E&S property	$44.4	$44.5	$51.7
E&S casualty	99.6	70.5	60.9
Programs	112.7	96.0	76.4
Total specialty	$256.7	$211.0	$189.0

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2016, 2015 and 2014:
Table 6

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2016
E&S property	$40.4	$6.9	$13.5	$20.4	17.0	33.5	50.5
E&S casualty	91.0	0.1	65.3	65.4	0.1	71.8	71.9
Programs	109.4	0.5	94.9	95.4	0.5	86.7	87.2
Total specialty	$240.8	$7.5	$173.7	$181.2	3.1	72.2	75.3
ULAE	—	—	—	9.4	—	—	3.9
Total Loss and LAE	$240.8	$7.5	$173.7	$190.6	3.1	72.2	79.2

2015
E&S property	$49.4	$0.1	$6.9	$7.0	0.3	13.8	14.1
E&S casualty	64.0	—	41.2	41.2	—	64.4	64.4
Programs	89.3	0.2	73.0	73.2	0.2	81.8	82.0
Total specialty	$202.7	$0.3	$121.1	$121.4	0.2	59.7	59.9
ULAE	—	—	—	8.0	—	—	4.0
Total Loss and LAE	$202.7	$0.3	$121.1	$129.4	0.2	59.7	63.9

2014
E&S property	$49.0	$1.9	$9.0	$10.9	3.9	18.3	22.2
E&S casualty	48.6	—	20.0	20.0	—	41.3	41.3
Programs	65.2	—	140.3	140.3	—	215.2	215.2
Total specialty	$162.8	$1.9	$169.3	$171.2	1.1	104.0	105.1
ULAE	—	—	—	5.0	—	—	3.1
Total Loss and LAE	$162.8	$1.9	$169.3	$176.2	1.1	104.0	108.2

Net written premiums for the specialty insurance segment for the year ended December 31, 2016 increased 21.7% when compared to 2015 (Table 5). E&S casualty net written premiums increased 41.3% compared to 2015 primarily due to (i) continued organic growth within our general liability and umbrella lines, which comprised the majority of the increase, (ii) changes to the reinsurance treaty covering casualty risks within the specialty insurance segment, including an increase in our retention per loss occurrence (see “Liquidity and Capital Resources – Reinsurance Arrangements" in this Item 7 for further information), and (iii) the impact of the reinsurance correction recorded in the second quarter of 2015, which reduced E&S casualty net written premiums by $7.2 million. Programs unit net written premiums increased 17.4% compared to 2015 due to new programs added during the second half of 2015 and growth of existing programs. As discussed further below, during the third quarter of 2016, management made the decision to exit the programs business. E&S property net written premiums were flat compared to the same 2015 period as a result of continuing competitiveness of the catastrophe-exposed property market. During the fourth quarter of 2016, we hired an internal E&S property underwriting team that we believe will strengthen our broker relationships and further diversify our book of business with respect to (i) the mix between catastrophe and non-catastrophe and (ii) geographic spread of risk.
Net written premiums for the year ended December 31, 2015 increased 11.6% when compared to 2014 (Table 5). The increase in premiums was primarily due to (i) the Partners General Agency acquisition in 2014, (ii) new programs added during the second half of 2014, and (iii) growth in general liability and umbrella policies in the E&S casualty unit. Partially offsetting the 2015 growth was a decline in the E&S property unit premiums due to continued intense competition within the catastrophe-exposed property marketplace, which has contributed to less favorable pricing opportunities.
The specialty insurance segment’s SAP catastrophe loss and ALAE ratio for 2016 was 3.1% compared to 0.2% and 1.1% in 2015 and 2014, respectively (Table 6). The 2016 SAP catastrophe loss ratio reflects the impact of Hurricane Matthew which added 2.4 points, or $5.9 million, to the cat loss ratio.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2016 was 72.2% compared to 59.7% and 104.0% in 2015 and 2014, respectively (Table 6). E&S property increased 19.7 points when compared to 2015 (Table 6) primarily driven by increases in the ultimate loss and ALAE estimates for prior accident years for the liability coverage of our Florida package business. E&S casualty increased 7.4 points when compared to 2015 (Table 6) driven by (i) increases in the ultimate loss and ALAE estimates for the current and prior accident years for our healthcare line, which was placed in run-off during the first quarter of 2016, and (ii) an increase in the ultimate loss and ALAE estimates for the current accident year in our general liability line due to increased severity. Programs increased 4.9 points when compared to 2015 (Table 6) primarily driven by elevated severity trends within programs with commercial auto exposures which contributed to (i) higher 2016 accident year loss and ALAE ratios and (ii) adverse development of prior accident year losses.
During the third quarter of 2016, the Company’s management completed an evaluation of business written within the programs unit due primarily to the unit’s poor underwriting results. As a result of the evaluation, management concluded that the business generated by the programs unit was not core to our strategy and decided to exit the programs business. We will stop writing program business by the middle of 2017; however, exposure to the risks underlying this business will continue as the premiums are earned through mid-2018. Exiting the programs business allows us to focus on our E&S property and E&S casualty books of business.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2015 was 59.7% compared to 104.0% in 2014 (Table 6). The improvement in 2015 when compared to 2014 (Table 6) was due to RED reserve strengthening during 2014.
The programs unit 2015 SAP non-catastrophe loss and ALAE ratio improved 133.4 points when compared to 2014 (Table 6) as a result of RED reserve strengthening in 2014 which added 148.3 points to the 2014 ratio. Excluding RED reserve strengthening, the ratio increased 14.9 points when compared to pro forma 2014, primarily due to higher current accident year losses due to increased severity in three programs with commercial auto exposures. In addition, prior accident year losses developed adversely for certain programs, including those in runoff.
The E&S property unit’s 2015 SAP non-catastrophe loss and ALAE ratio improved 4.5 points when compared to 2014 (Table 6), primarily due to lower current year losses.
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

Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	% GAAP Loss and LAE Ratio	2015	% GAAP Loss and LAE Ratio	2014	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$915.4	70.8	$852.8	67.1	$726.2	67.6
Prior years	27.0	2.1	10.0	0.8	45.1	4.2
Total losses and loss expenses	$942.4	72.9	$862.8	67.9	$771.3	71.8

As shown above, the 2016 loss and loss expenses attributable to prior years was $27.0 million, or an unfavorable development in the estimated ultimate liability for prior years’ claims.

The following table sets forth a tabular presentation of the development of the ultimate liability of prior accident years by line of business for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
	Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal insurance segment:
Personal auto	$(7.9)	$(11.0)	$2.7
Homeowners	(0.4)	1.6	2.9
Other personal	0.5	—	0.8
Personal segment	(7.8)	(9.4)	6.4

Business insurance segment:
Commercial auto	(3.3)	(10.5)	5.3
Commercial multi-peril	(1.8)	(1.0)	(2.1)
Fire & allied lines	(0.1)	1.3	1.2
Other & product liability	4.5	3.8	11.9
Workers' compensation	4.2	5.1	5.6
Other commercial	0.4	0.9	0.4
Business segment	3.9	(0.4)	22.3

Specialty insurance segment:
E&S property	(1.9)	5.2	3.9
E&S casualty	(4.6)	(2.7)	3.1
Programs	(14.3)	(9.6)	(98.5)
Specialty segment	(20.8)	(7.1)	(91.5)

Cat loss and ALAE	1.4	0.7	5.2
ULAE	(3.7)	6.2	12.5
Total	$(27.0)	$(10.0)	$(45.1)

For further information, see the discussion below and the "Personal Insurance Segment", "Business Insurance Segment" and "Specialty Insurance Segment" sections of “Results of Operations – Insurance Segments” included in this Item 7.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2016:

($ millions) Accident Year	2016
Redundancy /(Deficiency)
2006 and prior	$(3.4)
2007	3.3
2008	1.7
2009	(1.6)
2010	0.5
2011	1.7
2012	1.9
2013	(2.1)
2014	(6.4)
2015	(22.6)
Total	$(27.0)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2016 resulted primarily from accident years 2015 and 2014. The more notable items contributing to the 2016 development were as follows:

•	ULAE was $3.7 million higher than anticipated in the reserves at December 31, 2015.

•	Catastrophe reserves contributed $1.4 million of favorable development.

•
The personal insurance segment non-catastrophe loss and ALAE reserves contributed $7.8 million of the adverse development, driven by personal auto which contributed $7.9 million of adverse development, primarily due to higher than anticipated bodily injury severity from the prior two accident years.

•
The business insurance segment non-catastrophe loss and ALAE reserves contributed $3.9 million of favorable development, driven by other & product liability and workers’ compensation of $4.5 million and $4.2 million , respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was partially offset by adverse development in commercial auto of $3.3 million, which was driven by higher than anticipated bodily injury severity from the prior two accident years.

•
The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $20.8 million of adverse development, which was driven by programs and E&S casualty with adverse development of $14.3 million and $4.6 million, respectively. Programs adverse development was driven by higher than expected severity in programs with commercial auto exposures. E&S casualty adverse development was driven by increased severity from the healthcare line, which was placed in run-off in the first quarter of 2016.

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

•
In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $7.1 million of adverse development, which was due to programs and E&S casualty with unfavorable development of $9.6 million and $2.7 million, respectively. Unfavorable development in programs was due to higher than expected severity in programs with commercial auto exposure. Partially offsetting the unfavorable development was favorable development of $5.2 million in the E&S property unit due to lower than anticipated severity emerging from accident year 2014.

The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2014:

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

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2016 and 2015:

($ millions)	2016	2015	$ Change
Personal insurance segment:
Personal auto	$192.6	$182.1	$10.5
Homeowners	49.4	37.2	12.2
Other personal	9.1	7.7	1.4
Total personal	251.1	227.0	24.1
Business insurance segment:
Commercial auto	103.3	97.1	6.2
Commercial multi-peril	123.6	109.1	14.5
Fire & allied lines	19.8	17.4	2.4
Other & product liability	171.0	161.2	9.8
Workers’ compensation	185.6	167.3	18.3
Other business	2.6	1.5	1.1
Total business	605.9	553.6	52.3
Specialty insurance segment:
E&S property	29.8	21.4	8.4
E&S casualty	137.4	96.6	40.8
Programs	153.8	148.5	5.3
Total specialty	321.0	266.5	54.5
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,178.0	$1,047.1	$130.9

The loss and loss expenses payable at December 31, 2016 increased $130.9 million from the loss and loss expenses payable at December 31, 2015, primarily due to (i) exposure growth in workers' compensation and E&S casualty, (ii) increased bodily injury severity trends which resulted in increases in ultimate loss and ALAE estimates for current and prior accident years in personal auto, commercial auto and programs with auto exposures, and (iii) seasonality of weather-related catastrophe losses.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7.
Acquisition and Operating Expenses
Our GAAP expense ratio was 33.3% in 2016 compared to 33.6% and 33.7% in 2015 and 2014, respectively. Acquisition and operating expenses for 2016 were flat compared to 2015 and pro forma 2014 (Reconciliation Table 1). The 2016 expense ratio was impacted by an increase in technology investments offset by decreases in personnel costs and incentive compensation. The 2015 expense ratio was impacted by management’s overall expense initiatives and organizational goals, during the fourth quarter of 2015, we recognized $6.8 million of severance expenses for (i) an early retirement incentive offered to eligible employees and (ii) headcount reductions within our underwriting, claims and information technology departments. The severance expenses recognized during the fourth quarter of 2015 were offset by lower bonus and contingent commission expenses.
Investment Operations Segment
Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities, large-cap equities, MLP exchange traded funds, mutual funds and small-cap equity funds, and outside investment managers to invest in small-cap equities and international funds.

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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude purchases of bonds that are rated below investment grade by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised mostly of debt issues rated A or higher. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At December 31, 2016, there were two fixed maturity investments rated below investment grade in our available-for-sale investment portfolio. These securities are rated below investment grade due to a rating agency downgrade subsequent to the purchase of the securities. Both securities are in the energy sector.
Our internally managed equity portfolio invests in U.S. large-cap companies across many different industries, selected based upon their potential for appreciation. This diversification across companies and industries reduces volatility in the value of the large-cap equity portfolio. Our investment policy guidelines limit the purchase of a specific stock to no more than 5.0% of the market value of the stock at the time of purchase, and no individual company’s equity holding should exceed 5.0% of the total equity portfolio. In addition, we also invest in dividend-paying exchange traded funds (“ETF”) and mutual funds which add to the diversification of the portfolio by allowing us to invest in a large number of companies via one security.
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
At December 31, 2016, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2016 and 2015:

($ millions)	2016	% of Total	2015	% of Total
Cash and cash equivalents	$51.1	1.9	$58.1	2.3
Fixed maturities, at fair value:
Fixed maturities	1,947.5	73.1	1,856.7	73.4
Treasury inflation-protected securities	161.8	6.1	144.0	5.7
Total fixed maturities	2,109.3	79.2	2,000.7	79.1
Notes receivable from affiliate (1)	70.0	2.6	70.0	2.8
Equity securities, at fair value:
Large-cap securities	139.0	5.2	161.7	6.4
Small-cap securities	79.1	3.0	69.6	2.8
Mutual and exchange traded funds	164.7	6.2	79.3	3.1
Total equity securities	382.8	14.4	310.6	12.3
Other invested assets, at fair value:
International instruments	35.7	1.3	77.0	3.0
Other invested assets	9.4	0.4	8.1	0.3
Total other invested assets, at fair value	45.1	1.7	85.1	3.3
Other invested assets, at cost	5.4	0.2	5.3	0.2
Total portfolio	$2,663.7	100.0	$2,529.8	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2016:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$74.4	$75.2
Due after 1 year through 5 years	552.7	557.8
Due after 5 years through 10 years	280.2	282.9
Due after 10 years	574.9	582.1
U.S. government agencies residential mortgage-backed securities	613.7	611.3
Total	$2,095.9	$2,109.3

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2016, our equity portfolio consisted of approximately 44 different large-cap stocks, 73 small-cap stocks and 11 mutual and exchange traded funds. The largest single fund holding was 12.7% of the equity portfolio based on fair value and the top ten positions accounted for 45.5% of the equity portfolio. At December 31, 2015, our equity portfolio consisted of approximately 56 different large-cap stock, 69 small-cap stocks and nine mutual and exchange traded funds. The largest single fund holding was 13.0% of the equity portfolio based on fair value, and the top ten positions accounted for 34.1% of the equity portfolio.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.45 and 4.85 as of December 31, 2016 and 2015, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2016:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.6	$422.1	$404.7	$386.0	$366.7
Obligations of states and political subdivisions	697.3	671.3	643.7	613.8	583.3
Corporate securities	487.0	468.8	449.6	428.8	407.4
U.S. government agencies mortgage-backed securities	662.0	637.4	611.3	583.0	553.9
Balance as of December 31, 2016	$2,284.9	$2,199.6	$2,109.3	$2,011.6	$1,911.3

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 66.8% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2016, approximately $611.3 million, or 29.0%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
At December 31, 2016, our fixed maturity investment portfolio included obligations of states and political subdivisions with a total carrying value of $643.7 million, with $72.1 million of these securities, or 11.2% of our municipal securities portfolio (“Muni Portfolio”), enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. At December 31, 2016, 66.9% of the total $643.7 million of municipal securities in our investment portfolio were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, at December 31, 2016, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2016:

($ millions)
Rating	Total fair value	%
AAA	$47.5	7.4
AA*	383.2	59.5
A	191.8	29.8
BBB	21.2	3.3
Total	$643.7	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.
We believe our Muni Portfolio is well diversified by issuer and state. We have 13.8% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 13.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 54.6% of our Muni Portfolio and state and local government general obligation bonds make up 17.5% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
At December 31, 2016, our small-cap and large-cap equity portfolios had a beta of 0.81 and 1.07, respectively, using the Russell 2000 and the S&P 500 Index as benchmarks, respectively. At December 31, 2016, our mutual and exchange traded funds portfolio had a beta of 0.97 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the small-cap and large-cap equity and mutual and exchange traded funds portfolios given a change in the S&P 500 Index at December 31, 2016:

Small-cap equity portfolio:
Fair value ($ millions)	$92.0	$85.6	$79.1	$72.7	$66.3
Change in Russell 2000 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	116%	108%	100%	92%	84%

Large-cap equity portfolio:
Fair value ($ millions)	$168.7	$153.9	$139.0	$124.1	$109.3
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	121%	111%	100%	89%	79%

Mutual and exchange traded funds portfolio:
Fair value ($ millions)	$196.5	$180.6	$164.7	$148.8	$132.9
Change in Russell 2000 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	119%	110%	100%	90%	81%
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

At December 31, 2016, we have one international fund, Fund 1, which is included in other invested assets available-for-sale. Fund 1 had a beta of 0.70 using the MSCI EAFE Index as a benchmark. The following table sets forth what changes might occur in the value of Funds 1 given a change in the MSCI EAFE Index at December 31, 2016:

Fund 1:
Fair value ($ millions)	$40.7	$38.2	$35.7	$33.2	$30.7
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity value may differ significantly from what is shown in the table above.
Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2016, 2015 and 2014:

($ millions)	Year Ended December 31
	2016	2015	2014
Gross investment income:
Fixed maturities	$63.4	$61.3	$64.3
Equity securities	7.3	6.5	6.2
Other	5.6	5.9	6.2
Total gross investment income	76.3	73.7	76.7
Less: Investment expenses	1.6	2.0	2.0
Net investment income	$74.7	$71.7	$74.7

Average invested assets (at cost)	$2,443.0	$2,313.3	$2,153.7
Annualized investment yield	3.1%	3.1%	3.5%
Annualized investment yield, after tax	2.3%	2.4%	2.6%
Net investment income, after tax	$55.7	$55.3	$57.0
Effective tax rate	25.5%	22.8%	23.7%

Our investment operations revenue for the year ended December 31, 2016 was primarily impacted by an increase of $1.8 million in Treasury Inflation-Protected Securities (“TIPS”) interest income and an increase in dividend income. Because TIPS are dependent on changes in the Consumer Price Index, they are directly impacted by the change in the rate of inflation (as inflation declines TIPS income decreases and vice versa). Interest earned on our fixed maturity securities in 2015 decreased primarily due to a decrease of $3.3 million in TIPS income.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016		2015		2014
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.8	$211.6	$4.6	$180.7	$3.1	$159.9
Equity securities	29.2	147.0	29.6	135.1	21.3	89.2
Other invested assets	12.1	0.8	0.2	0.7	0.1	0.1
Total realized gains	$44.1	$359.4	$34.4	$316.5	$24.5	$249.2
Realized losses:
Equity securities:
Sales	$(0.8)	$6.0	$(1.8)	$9.7	$(1.3)	$10.4
OTTI	(4.5)	—	(7.9)	—	(2.5)	—
Fixed maturities:
OTTI	(2.3)	—	—	—	—	—
Total realized losses	$(7.6)	$6.0	$(9.7)	$9.7	$(3.8)	$10.4
Net realized gains on investments	$36.5	$365.4	$24.7	$326.2	$20.7	$259.6

Net realized gains increased $11.8 million and $15.8 million, respectively, when compared to the same 2015 and 2014 periods. During the fourth quarter of 2016, we redeemed a limited partnership investment in international equities that had been classified as other invested assets. The redemption proceeds were reinvested in an international equity mutual fund classified as an equity security. The Company recognized a gain of $12.0 million on the redemption. Out of the total proceeds related to this redemption and reinvestment, $44.0 million was non-cash and therefore excluded from net cash used in investing activities in the consolidated statements of cash flows. 2015 net realized gains increased $4.0 million when compared to 2014 partially driven by an increase in realized gains in the fixed income portfolio 2015 as a result of reducing our TIPS position due to our inflation outlook.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We recognized $2.3 million of OTTI on our fixed maturity portfolio for the year ended December 31, 2016. We did not recognize any impairments on our fixed maturity portfolio during 2015 or 2014.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016		2015		2014
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	2	$(0.6)	1	$(2.2)	1	$(0.3)
Small-cap securities	28	(3.9)	41	(5.7)	33	(2.2)
Fixed maturities	1	(2.3)	—	—	—	—
Total OTTI	31	$(6.8)	42	$(7.9)	34	$(2.5)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2016, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2016:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	22	$(6.1)	30	$404.7
Obligations of states and political subdivisions	634.6	12.3	152	(3.2)	26	643.7
Corporate securities	445.7	6.1	59	(2.2)	20	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	48	(10.9)	54	611.3
Total fixed maturities	2,095.9	35.8	281	(22.4)	130	2,109.3
Equity Securities:
Large-cap securities	108.9	32.7	32	(2.6)	12	139.0
Small-cap securities	57.2	21.9	73	—	—	79.1
Mutual and exchange traded funds	157.0	8.5	9	(0.8)	2	164.7
Total equity securities	323.1	63.1	114	(3.4)	14	382.8
Other invested assets	25.5	19.6	2	—	—	45.1
Total available-for-sale investments	$2,444.5	$118.5	397	$(25.8)	144	$2,537.2

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2016 and 2015, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2016:

($ millions)	2016	2015	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$13.4	$27.8	$(14.4)
Equity securities	59.7	45.4	14.3
Other invested assets	19.6	28.2	(8.6)
Unrealized gains	92.7	101.4	(8.7)
Deferred federal income tax liability	(29.9)	(32.9)	3.0
Unrealized gains, net of tax	$62.8	$68.5	$(5.7)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2016.
As of December 31, 2016, Level 3 assets as a percentage of total assets were 0.1%, which we have determined to be insignificant.
Other Items
Income Taxes
For the year ended December 31, 2016, the federal income tax benefit was $1.8 million compared to an income tax expense of $16.1 million for 2015 and an income tax benefit of $80.6 million for 2014. Income taxes for the year ended 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively. The change from 2014 to 2015 was primarily due to the $82.6 million of deferred tax benefit resulting from the reversal of the valuation allowance against net deferred tax assets at December 31, 2014, as well as greater taxable income in 2015.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 9, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2016, 2015 and 2014.
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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million credit facility is available for general corporate purposes such as funding liquidity needs.  See “Liquidity and Capital Resources – Borrowing Arrangements - Credit Facility” included in this Item 7.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2016, 2015 or 2014.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2016 and 2015, we had $51.1 million and $58.1 million, respectively, in cash and cash equivalents, and $2,537.2 million and 2,396.4 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $9.2 million and $8.8 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2016 and 2015. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Results of Operations – Investments Operations Segment” included in this Item 7.
Net cash provided by operating activities was $113.5 million, $149.8 million and $75.6 million in 2016, 2015 and 2014, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.  The change from 2016 compared to 2015 and 2014 was primarily due to the expiration of the HO QS Arrangement at December 31, 2014, resulting in STFC receiving return premium of $63.5 million during the first quarter of 2015.
Net cash used in investing was $127.6 million and $167.7 million and $56.5 million in 2016, 2015 and 2014, respectively. The change from 2016 compared to 2015 and 2014 was primarily due to the reinvestment of proceeds received from the expiration of the HO QS Arrangement along with the reduction of our average cash on hand balances through additional fixed income and equity purchases.
Net cash provided by financing activities was $7.1 million in 2016 compared to net cash used in of $10.3 million, and $13.1 million in 2015 and 2014, respectively. The increase in 2016 when compared to 2015 and 2014 was primarily driven by proceeds from the new term loan with the Federal Home Loan Bank of Cincinnati ("the "FHLB") in the principal amount of $21.5 million.
Borrowing Arrangements
Credit Facility
State Auto P&C has a credit facility (the “SPC Credit Facility”) with a syndicate of lenders that provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of December 31, 2016, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
FHLB Loan
In September 2016, State Auto P&C entered into a new term loan with the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2016 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the loan were contributed to the pension plan to reduce the Company's future pension costs. For the year ended December 31, 2016, the Company contributed $34.5 million to its pension plan.
In addition, State Auto P&C has outstanding an $85.0 million loan ("2013 FHLB Loan") from the FHLB. The 2013 FHLB Loan is a 20-year term loan that may be currently called (prepaid) at any time with no prepayment penalty. The interest rate is fixed over the term of the loan at 5.03%.
The 2013 and 2016 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2016 and 2015 were 5.13% and 4.61%, respectively.

Notes Payable Summary
The following table sets forth our notes payable at December 31, 2016:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	$15.2	$15.2	5.13%
FHLB loan due 2033: issued $85.0 million, July 2013 with fixed interest	85.4	85.6	5.03%
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5	21.0	1.73%
Total notes payable	$122.1	$121.8

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Liquidity and Capital Resources – Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2016, we had $15.2 million notes payable with variable interest and $85.4 million and $21.5 million of notes payable with interest fixed at 5.03% and 1.73%, respectively, and, which equated to approximately 12.4% variable interest debt and 87.6% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Liquidity and Capital Resources –Contractual Obligations” included in this Item 7.
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
Adverse Development Cover
At December 31, 2014, the State Auto Group entered into an adverse development reinsurance agreement that provided $40.0 million of coverage for adverse development in excess of carried reserves for the terminated RED restaurant program.

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
Property Per Risk
As of June 1, 2016, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides that the State Auto Group is responsible for the first $3.0 million of losses, subject to an additional $2.0 million annual aggregate deductible ("AAD"). Claims arising from named storms for E&S property are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $3.0 million retention and $2.0 million AAD for property business up to $20.0 million of covered loss.
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

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2016:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,178.0	$487.7	$416.1	$146.8	$127.4
Notes payable(2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.0	—	—	—	85.0
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5				21.5
Total notes payable	122.0	—	—	—	122.0
Interest payable (2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	13.8	0.8	1.6	1.6	9.8
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	1.9	0.4	0.7	0.8	—
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	74.9	4.3	8.6	8.6	53.4
Total interest payable	90.6	5.5	10.9	11.0	63.2
Postretirement benefits	13.1	1.5	2.9	2.7	6.0
Pension funding(4)	47.7	4.3	8.9	9.2	25.3
Total	$1,451.4	$499.0	$438.8	$169.7	$343.9

(1)
We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2016, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2016 of 0.9307% plus 4.20%, or 5.1307%.
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
Regulatory Considerations
At December 31, 2016, 2015 and 2014, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2016, 2015 and 2014:

Statutory Leverage Ratios	2016	2015	2014
State Auto P&C	1.5	1.5	1.5
Milbank	1.9	1.9	1.9
Weighted Average	1.5	1.6	1.5

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $84.4 million is available for payment to State Auto Financial from its insurance subsidiaries in 2015 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $15.0 million and $20.0 million in 2016, 2015 and 2014.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2016, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 438% to 10,114%.
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
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. At December 31, 2016, MBE of our direct loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves were $1,180.7 million, within an estimated range of $1,010.7 million to $1,218.8 million.
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,218.8 million, the reserve increase of $38.1 million corresponds to an after-tax decrease of $24.8 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $1,010.7 million, the $170.0 million reserve decrease would add $110.5 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying the loss reserve estimation methods for casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2016, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $67.4 million on reserves, or a $43.8 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.
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

The following table sets forth a reconciliation of MBE of our direct loss and LAE reserve to our net losses and loss expenses payable at December 31, 2016 and 2015. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2016 and 2015, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2016	2015
Direct loss and ALAE reserve:
STFC Pooled Companies	$536.9	508.1
Assumed by STFC Pooled Companies	643.8	529.1
Total direct loss and ALAE reserve	1,180.7	1,037.2
Direct ULAE reserve:
STFC Pooled Companies	31.3	27.9
Assumed by STFC Pooled Companies	32.2	25.5
Total direct ULAE reserve	63.5	53.4
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(22.5)	(20.4)
Assumed by STFC Pooled Companies	(4.5)	(4.3)
Total direct salvage and subrogation recoverable	(27.0)	(24.7)
Reinsurance recoverable	(3.6)	(5.9)
Assumed reinsurance	5.1	5.0
Reinsurance assumed by STFC Pooled Companies	(40.7)	(17.9)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $3.6 million and $5.9 million in 2016 and 2015, respectively	$1,178.0	1,047.1

The following tables set forth the net losses and loss expenses payable by major line of business at December 31, 2016 and 2015:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2016
Personal insurance segment:
Personal auto	$121.6	60.2	10.8	192.6
Homeowners	32.5	14.1	2.8	49.4
Other personal	7.2	1.7	0.2	9.1
Total personal	161.3	76.0	13.8	251.1
Business insurance segment:
Commercial auto	50.3	48.9	4.1	103.3
Commercial multi-peril	57.3	59.4	6.9	123.6
Fire & allied lines	15.0	4.0	0.8	19.8
Other & product liability	48.0	108.9	14.1	171.0
Workers’ compensation	68.0	106.0	11.6	185.6
Other commercial	1.3	1.2	0.1	2.6
Total business	239.9	328.4	37.6	605.9
Specialty insurance segment:
E&S property	12.0	16.2	1.6	29.8
E&S casualty	30.2	99.5	7.7	137.4
Programs	68.1	82.6	3.1	153.8
Total specialty	110.3	198.3	12.4	321.0
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$511.5	602.7	63.8	1,178.0

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2015
Personal insurance segment:
Personal auto	$113.0	59.2	9.9	182.1
Homeowners	25.1	10.1	2.0	37.2
Other personal	5.4	2.1	0.2	7.7
Total personal	143.5	71.4	12.1	227.0
Business insurance segment:
Commercial auto	54.9	38.6	3.6	97.1
Commercial multi-peril	51.4	51.6	6.1	109.1
Fire & allied lines	15.2	1.7	0.5	17.4
Other & product liability	53.7	94.1	13.4	161.2
Workers’ compensation	59.2	99.7	8.4	167.3
Other commercial	0.8	0.6	0.1	1.5
Total business	235.2	286.3	32.1	553.6
Specialty insurance segment:
E&S property	6.5	12.5	2.4	21.4
E&S casualty	18.5	72.6	5.5	96.6
Programs	75.5	71.3	1.7	148.5
Total specialty	100.5	156.4	9.6	266.5
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$479.2	514.1	53.8	1,047.1

 See discussion in “Results of Operations—Loss and LAE Development” section included in this Item 7.
The property and casualty industry has experienced significant loss from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability, particularly related to asbestos, as companies that have insured manufacturing risks.
Asbestos reserves are $1.1 million, and environmental reserves are $15.1 million, for a total of $16.2 million, or 1.4% of net losses and loss expenses payable. Asbestos reserves decreased $0.1 million and environmental reserves increased $3.8 million from 2015.
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
In October 2014, the Retirement Plans Experience Committee of the Society of Actuaries released reports summarizing updated statistics and analysis for actuaries to consider in the selection of the mortality assumptions used in the valuation of benefit plans, including new mortality tables that reflect updated mortality rates observed during 2004 through 2008. Previously, the pension plan valuation utilized a mortality table required to be used for purposes of minimum funding requirements under ERISA. For the December 31, 2014 valuation, the RP-2014 mortality table was used as a baseline for the mortality assumption and the

MP-2014 improvement scale with indefinite improvement was used to project future mortality rates. For the December 31, 2016 and 2015 valuations, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. The January 1, 2017 and 2016 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2016 benefit obligation for each of the benefit plans, we used a discount rate of 4.00% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2016 and net periodic benefit cost for the year ended December 31, 2017, a discount rate of 4.00% and an expected long-term rate of return on plan assets of 7.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability increased $2.9 million for the year ended December 31, 2016 and decreased $6.5 million for the year ended December 31, 2015.
The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2016 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2017, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2017. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	3.75%	4.00%	4.25%	3.75%	4.00%	4.25%
Benefit obligation	$295.3	284.4	274.2	$18.4	18.8	19.3
Net periodic benefit cost (benefit)	$8.5	7.5	6.6	$(4.7)	(4.6)	(4.5)

	Expected return on plan assets
	6.75%	7.00%	7.25%
Net periodic benefit cost	$8.1	7.5	6.9
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2016, our share of the State Auto Group’s ABO and PBO was $267.5 million and $284.5 million, respectively. At December 31, 2016, STFC’s share of the defined benefit pension plan’s fair value of the assets was $235.7 million, which resulted in an underfunded status within our balance sheet of $48.8 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2017.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $83.7 million at December 31, 2015, to $55.6 million at December 31, 2016. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 10, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2016, we recognized a federal income tax benefit of $1.8 million compared to federal income tax expense of $16.1 million for 2015 and a federal income tax benefit of $80.6 million for 2014. Income taxes for the year ended 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively. The income tax benefit in

2014 was primarily due to the reversal of our deferred tax asset valuation allowance, which resulted in an income tax benefit of $82.6 million.
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
In accordance with the FASB’s ASC 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified.
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
The principal positive evidence that led us to determine at December 31, 2014 that the valuation allowance against our net deferred tax assets was no longer necessary included (i) three consecutive years of pre-tax income; (ii) cumulative three-year pre-tax income of $98.7 million through December 31, 2014; and (iii) expected future pre-tax income. Since the establishment of the valuation allowance in the second quarter of 2011, our homeowners line underwriting results, a key contributor to the initial establishment of the valuation allowance, have significantly improved. The improvement in our homeowners underwriting results is attributable to actions undertaken by management, including rate increases, deductible expansion, and changes in the geographic mix, among others. See the “Results of Operations – Insurance Segments – Personal Insurance Segment” discussion included in this Item 7 for further information. Since 2011, underwriting results have also been impacted by our RED underwriting results, which included reserve strengthening in 2012, 2013 and 2014. Due to the actions taken in 2014, including the reserve strengthening and the placement of the ADC reinsurance agreement, which provides $40.0 million of adverse development cover over carried Loss and LAE reserves for the RED restaurant program, along with the fact that the RED program business has been terminated and is in run-off, future underwriting results are not expected to be materially impacted by RED underwriting results. See the “Results of Operations – Insurance Segments – Specialty Insurance Segment” discussion included in this Item 7 for further information.
Management anticipates generating taxable income over the next three years that will allow for the realization of all of our net operating loss (“NOL”) carryforwards prior to the end of 2019. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2036.
The following table sets forth the components of our federal income tax expense for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Income before federal income taxes	$19.2	$67.3	$26.8

Current tax (benefit) expense	(1.7)	2.9	0.1
Deferred tax (benefit) expense	(0.1)	13.2	1.9
	(1.8)	16.1	2.0
Valuation allowance	—	—	(82.6)
Total federal income tax (benefit) expense	(1.8)	16.1	(80.6)
Net income	$21.0	$51.2	$107.4

See Note 9, “Federal Income Taxes,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our income tax matters.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of State Auto Financial Corporation
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 1, 2017

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of State Auto Financial Corporation
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Columbus, Ohio
March 1, 2017

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2016	2015
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,095.9 and $1,972.9, respectively)	$2,109.3	$2,000.7
Equity securities, available-for-sale, at fair value (cost $323.1 and $265.2, respectively)	382.8	310.6
Other invested assets, available-for-sale, at fair value (cost $25.5 and $56.9, respectively)	45.1	85.1
Other invested assets	5.4	5.3
Notes receivable from affiliate	70.0	70.0
Total investments	2,612.6	2,471.7
Cash and cash equivalents	51.1	58.1
Accrued investment income and other assets	40.0	35.7
Deferred policy acquisition costs (affiliated net assumed $50.7 and $49.3, respectively)	129.8	129.1
Reinsurance recoverable on losses and loss expenses payable	3.6	5.9
Prepaid reinsurance premiums	6.1	6.8
Due from affiliate	—	5.9
Current federal income taxes	6.7	4.9
Net deferred federal income taxes	102.1	102.5
Property and equipment, at cost (net of accumulated depreciation of $6.6 and $6.3, respectively)	7.4	7.6
Total assets	$2,959.4	$2,828.2
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $630.9 and $532.4, respectively)	$1,181.6	1,053.0
Unearned premiums (affiliated net assumed $220.9 and $214.2, respectively)	617.8	616.3
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	100.5
Postretirement and pension benefits (affiliated net ceded $40.1 and $56.0, respectively)	74.4	104.0
Due to affiliate	2.4	—
Other liabilities (affiliated net assumed $11.0 and affiliated net ceded $8.4, respectively)	69.8	69.8
Total liabilities	2,068.1	1,943.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.6 and 48.1 shares issued, respectively, at stated value of $2.50 per share	121.6	120.4
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.5)	(116.3)
Additional paid-in capital	159.9	153.5
Accumulated other comprehensive income (affiliated net ceded $53.7 and $56.7, respectively)	32.5	37.6
Retained earnings	693.8	689.4
Total stockholders’ equity	891.3	884.6
Total liabilities and stockholders’ equity	$2,959.4	$2,828.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2016	2015	2014

Earned premiums (affiliated net assumed $472.0, $437.6 and $212.4, respectively)	$1,291.9	$1,270.5	$1,074.1
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	74.7	71.7	74.7
Net realized gain on investments:
Total other-than-temporary impairment losses	(6.8)	(7.9)	(2.5)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	43.3	32.2	23.2
Total net realized gain on investments	36.5	24.3	20.7
Other income (affiliates $2.3, $2.1 and $1.9, respectively)	2.3	2.1	3.2
Total revenues	1,405.4	1,368.6	1,172.7
Losses and loss expenses (affiliated net assumed $383.8, $293.3 and $250.8, respectively)	942.4	862.8	771.3
Acquisition and operating expenses (affiliated net assumed $285.8, $248.6 and $156.9, respectively)	430.4	426.8	361.9
Interest expense (affiliates $0.8, $0.7 and $0.7, respectively)	5.5	5.4	5.4
Other expenses	7.9	6.3	7.3
Total expenses	1,386.2	1,301.3	1,145.9
Income before federal income taxes	19.2	67.3	26.8
Federal income tax (benefit) expense:
Current	(1.7)	2.9	0.1
Deferred	(0.1)	13.2	(80.7)
Total federal income tax (benefit) expense	(1.8)	16.1	(80.6)
Net income	$21.0	$51.2	$107.4
Earnings per common share:
Basic	$0.50	$1.25	$2.63
Diluted	$0.50	$1.23	$2.60
Dividends paid per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2016	2015	2014

Net income	$21.0	$51.2	$107.4
Other comprehensive loss, net of tax:
Net change in unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during year	27.8	(39.2)	59.8
Reclassification adjustments for gains realized in net income	(36.5)	(24.7)	(20.7)
Income tax benefit (expense)	3.0	22.4	(13.7)
Total change in net unrealized holding gains (losses) on investments	(5.7)	(41.5)	25.4
Net unrecognized benefit plan obligations:
Net actuarial (loss) gain arising during period	(3.0)	5.3	(54.4)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.5)	(5.4)	(5.5)
Net actuarial loss	9.4	11.5	6.9
Income tax (expense) benefit	(0.3)	(4.0)	18.5
Total net unrecognized benefit plan obligations	0.6	7.4	(34.5)
Other comprehensive loss	(5.1)	(34.1)	(9.1)
Comprehensive income	$15.9	$17.1	$98.3

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2016	2015	2014
Common shares:
Balance at beginning of year	48.1	47.7	47.5
Issuance of shares	0.5	0.4	0.2
Balance at end of year	48.6	48.1	47.7
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$120.4	$119.3	$118.8
Issuance of shares	1.2	1.1	0.5
Balance at end of year	$121.6	$120.4	$119.3
Treasury stock:
Balance at beginning of year	$(116.3)	(116.0)	(115.9)
Shares acquired on stock option exercises and vested restricted shares	(0.2)	(0.3)	(0.1)
Balance at end of year	$(116.5)	$(116.3)	$(116.0)
Additional paid-in capital:
Balance at beginning of year	$153.5	$143.2	$137.5
Issuance of common stock	6.8	5.2	2.9
Tax (expense) benefit from stock option exercises	(3.0)	0.3	—
Stock options granted	2.6	4.8	2.8
Balance at end of year	$159.9	$153.5	$143.2
Accumulated other comprehensive income:
Balance at beginning of year	$37.6	$71.7	$80.8
Change in unrealized holding gains (losses) on investments, net of tax	(5.7)	(41.5)	25.4
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustments	0.6	7.4	(34.5)
Balance at end of year	$32.5	$37.6	$71.7
Retained earnings:
Balance at beginning of year	$689.4	$654.7	$563.8
Net income	21.0	51.2	107.4
Cash dividends paid (affiliates $10.4, $10.4 and $10.2, respectively)	$(16.6)	(16.5)	(16.5)
Balance at end of year	693.8	689.4	654.7
Total stockholders’ equity at end of year	$891.3	$884.6	$872.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net income	$21.0	$51.2	$107.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	14.6	15.7	11.7
Share-based compensation	3.7	4.5	3.6
Net realized gain on investments	(36.5)	(24.3)	(20.7)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(0.7)	(2.6)	(29.7)
Accrued investment income and other assets	(4.5)	(2.4)	0.2
Postretirement and pension benefits	(28.8)	(6.0)	(7.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.0	3.0	(1.9)
Other liabilities and due to/from affiliates, net	7.3	(39.9)	(50.8)
Losses and loss expenses payable	128.6	69.8	23.3
Unearned premiums	1.5	3.9	121.4
Excess tax expense on share-based awards	(0.2)	(0.3)	—
Federal income taxes	4.5	13.7	(81.6)
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	—	63.5	—
Net cash provided by operating activities	$113.5	$149.8	$75.6
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(589.3)	$(573.9)	$(431.4)
Purchases of equity securities available-for-sale	(143.1)	(154.0)	(119.0)
Purchases of other invested assets	(1.5)	(6.9)	(1.8)
Maturities, calls and pay downs of fixed maturities available-for-sale	240.9	241.0	232.4
Sales of fixed maturities available-for-sale	211.6	180.7	163.5
Sales of equity securities available-for-sale	153.0	144.8	99.2
Sales of other invested assets available-for-sale	0.8	0.7	0.6
Net disposals of property and equipment	—	(0.1)	—
Net cash used in investing activities	$(127.6)	$(167.7)	$(56.5)
Cash flows from financing activities:
Proceeds from issuance of common stock	$2.2	$6.2	$3.5
Payments to acquire treasury stock	(0.2)	(0.3)	(0.1)
Payments of dividends (affiliates $10.4, $10.4 and $10.2, respectively)	(16.6)	(16.5)	(16.5)
Excess tax expense on share-based awards	0.2	0.3	—
Proceeds from long-term debt	21.5	—	—
Net cash provided by (used in) financing activities	$7.1	$(10.3)	$(13.1)
Net (decrease) increase in cash and cash equivalents	(7.0)	(28.2)	6.0
Cash and cash equivalents at beginning of year	58.1	86.3	80.3
Cash and cash equivalents at end of year	$51.1	$58.1	$86.3
Supplemental disclosures:
Interest paid (affiliates $0.8, $0.7 and $0.7, respectively)	$5.4	$5.3	$5.2
Federal income taxes paid	$—	$6.4	$1.0

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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Balance, beginning of year	$129.1	$126.5	$96.8
Acquisition costs deferred	291.0	285.6	251.5
Acquisition costs amortized to expense	(290.3)	(283.0)	(221.8)
Balance, end of year	$129.8	$129.1	$126.5

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $27.0 million and $24.7 million at December 31, 2016 and 2015, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Premiums
Premiums are recognized as earned prorata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
j. Comprehensive Income
Comprehensive income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive (loss) income. Other comprehensive (loss) income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale investments and unrecognized benefit plan obligations, adjusted for deferred federal income taxes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

k. New Accounting Standards
Adoption of Recent Accounting Pronouncements
Simplifying the Presentation of Debt Issuance Costs
The amendments in this guidance simplify the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. The Company adopted this guidance at January 1, 2016 on a retrospective basis and it resulted in a $0.3 million decrease to notes payable and accrued investment income and other assets at December 31, 2015 and 2014, respectively.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
The amendments in this guidance remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. The Company adopted this guidance at January 1, 2016. The new guidance affects disclosures only and it did not impact the Company’s results of operations or consolidated financial position.
Disclosures about Short-Duration Contracts
The amendments in this guidance require expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, the incidence of claims including the methodology used to determine the incidence of claims, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The Company adopted this guidance at December 31, 2016. The new guidance affects disclosures only and it did not impact the Company’s results of operations or consolidated financial position.
Pending Adoption of Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The guidance has not yet been adopted; however, there is not expected to be a material impact on the Company’s results of operations and consolidated financial position.
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets.  The guidance is effective beginning January 1, 2018 and the Company is currently evaluating the impact on its results of operations and consolidated financial position.
Leases
In February 2016, the FASB issued guidance that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance is effective beginning January 1, 2019 and the Company is currently evaluating the impact on its results of operations and consolidated financial position; however, it is not expected to have a material impact on the Company’s results of operations, consolidated financial position or cash flows.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued guidance that simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective beginning January 1, 2017 and it is not expected to have a material impact on the Company’s results of operations, consolidated financial position or cash flows.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance that amended previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through an allowance and not as a direct write-down. The guidance is effective beginning January 1, 2020 and the Company is currently evaluating the impact on its results of operations and consolidated financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance is effective beginning January 1, 2018 and it is not expected to have a material impact on the Company's cash flows.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2016 and 2015:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	$(6.1)	$404.7
Obligations of states and political subdivisions	634.6	12.3	(3.2)	643.7
Corporate securities	445.7	6.1	(2.2)	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	(10.9)	611.3
Total fixed maturities	2,095.9	35.8	(22.4)	2,109.3
Equity securities:
Large-cap securities	108.9	32.7	(2.6)	139.0
Small-cap securities	57.2	21.9	—	79.1
Mutual and exchange traded funds	157.0	8.5	(0.8)	164.7
Total equity securities	323.1	63.1	(3.4)	382.8
Other invested assets	25.5	19.6	—	45.1
Total available-for-sale securities	$2,444.5	$118.5	$(25.8)	$2,537.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$219.8	$6.6	$(2.0)	$224.4
Obligations of states and political subdivisions	804.0	22.5	(1.7)	824.8
Corporate securities	500.3	5.8	(11.7)	494.4
U.S. government agencies mortgage-backed securities	448.8	11.5	(3.2)	457.1
Total fixed maturities	1,972.9	46.4	(18.6)	2,000.7
Equity securities:
Large-cap securities	136.3	29.4	(4.0)	161.7
Small-cap securities	53.3	16.5	(0.2)	69.6
Mutual and exchange traded funds	75.6	4.8	(1.1)	79.3
Total equity securities	265.2	50.7	(5.3)	310.6
Other invested assets	56.9	28.3	(0.1)	85.1
Total available-for-sale securities	$2,295.0	$125.4	$(24.0)	$2,396.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2016 and 2015:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2016	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.1	$(6.1)	30	$—	$—	—	$229.1	$(6.1)	30
Obligations of states and political subdivisions	178.9	(3.2)	26	—	—	—	178.9	(3.2)	26
Corporate securities	102.9	(1.4)	16	29.4	(0.8)	4	132.3	(2.2)	20
U.S. government agencies mortgage-backed securities	341.7	(10.1)	43	20.5	(0.8)	11	362.2	(10.9)	54
Total fixed maturities	852.6	(20.8)	115	49.9	(1.6)	15	902.5	(22.4)	130
Large-cap equity securities	9.1	(0.9)	7	8.8	(1.7)	5	17.9	(2.6)	12
Mutual and exchange traded funds	29.9	(0.8)	2	—	—	—	29.9	(0.8)	2
Total equity securities	39.0	(1.7)	9	8.8	(1.7)	5	47.8	(3.4)	14
Total temporarily impaired securities	$891.6	$(22.5)	124	$58.7	$(3.3)	20	$950.3	$(25.8)	144

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2015	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$68.6	$(1.6)	15	$13.5	$(0.4)	4	$82.1	$(2.0)	19
Obligations of states and political subdivisions	137.5	(1.7)	16	—	—	—	137.5	(1.7)	16
Corporate securities	246.9	(5.3)	36	63.9	(6.4)	11	310.8	(11.7)	47
U.S. government agencies mortgage-backed securities	132.2	(2.3)	18	33.0	(0.9)	11	165.2	(3.2)	29
Total fixed maturities	585.2	(10.9)	85	110.4	(7.7)	26	695.6	(18.6)	111
Large-cap equity securities	46.0	(4.0)	20	—	—	—	46.0	(4.0)	20
Small-cap equity securities	3.4	(0.2)	1	—	—	—	3.4	(0.2)	1
Mutual and exchange traded funds	19.8	(1.1)	4	—	—	—	19.8	(1.1)	4
Total equity securities	69.2	(5.3)	25	—	—	—	69.2	(5.3)	25
Other invested assets	8.1	(0.1)	1	—	—	—	8.1	(0.1)	1
Total temporarily impaired securities	$662.5	$(16.3)	111	$110.4	$(7.7)	26	$772.9	$(24.0)	137

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Equity securities:
Large-cap securities	$(0.6)	$(2.2)	$(0.3)
Small-cap securities	(3.9)	(5.7)	(2.2)
Fixed maturities	(2.3)	—	—
Total other-than-temporary impairments	$(6.8)	$(7.9)	$(2.5)

The Company reviewed its investments at December 31, 2016, and determined that no additional other-than-temporary impairment exists in the gross unrealized holding losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2016:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$74.4	$75.2
Due after 1 year through 5 years	552.7	557.8
Due after 5 years through 10 years	280.2	282.9
Due after 10 years	574.9	582.1
U.S. government agencies mortgage-backed securities	613.7	611.3
Total	$2,095.9	$2,109.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2016, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loan (as defined in Note 8). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $9.2 million and $8.8 million were on deposit with insurance regulators as required by law at December 31, 2016 and 2015, respectively.
The following table sets forth the components of net investment income for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Fixed maturities	$63.4	$61.3	$64.3
Equity securities	7.3	6.5	6.2
Cash and cash equivalents, and other	5.6	5.9	6.2
Investment income	76.3	73.7	76.7
Investment expenses	1.6	2.0	2.0
Net investment income	$74.7	$71.7	$74.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities in 2016, 2015 and 2014 were $365.4 million, $326.2 million and $263.3 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Realized gains:
Fixed maturities	$2.8	$4.6	$3.1
Equity securities	29.2	29.6	21.3
Other invested assets	12.1	0.2	0.1
Total realized gains	44.1	34.4	24.5
Realized losses:
Equity securities:
Sales	(0.8)	(1.8)	(1.3)
OTTI	(4.5)	(7.9)	(2.5)
Fixed maturities:
OTTI	(2.3)	—	—
Total realized losses	(7.6)	(9.7)	(3.8)
Net realized gains on investments	$36.5	$24.7	$20.7
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(14.4)	$(32.8)	$34.5
Equity securities	14.3	(29.5)	6.2
Other invested assets	(8.6)	(1.6)	(1.6)
Deferred federal income tax	3.0	22.4	(13.7)
Change in unrealized holding gains (losses), net of tax	$(5.7)	$(41.5)	$25.4

During the fourth quarter of 2016, the Company redeemed a limited partnership investment in international equities that had been classified as other invested assets. The redemption proceeds were reinvested in an international equity mutual fund classified as an equity security. The Company recognized a gain of $12.0 million on the redemption. Out of the total proceeds related to this redemption and reinvestment, $44.0 million was non-cash and therefore excluded from net cash used in investing activities in the consolidated statements of cash flows.
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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2016 and 2015, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2016 and 2015.
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
Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $35.7 million and $33.3 million at December 31, 2016 and 2015, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There is no unfunded commitment related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice.
At December 31, 2015, the Company held another international fund that was managed by third party investment managers. During the fourth quarter of 2016, the Company redeemed its investment in the fund. At December 31, 2015, the fund had a fair value of $43.7 million.
In accordance with Accounting Standard Codification 820-10, since the investments are measured at fair value using the net asset value per share practical expedient they have not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2016 and 2015:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.7	$—	$404.7	$—
Obligations of states and political subdivisions	643.7	—	643.7	—
Corporate securities	449.6	—	446.1	3.5
U.S. government agencies mortgage-backed securities	611.3	—	611.3	—
Total fixed maturities	2,109.3	—	2,105.8	3.5
Equity securities:
Large-cap securities	139.0	139.0	—	—
Small-cap securities	79.1	79.1	—	—
Mutual and exchange traded funds	164.7	164.7	—	—
Total equity securities	382.8	382.8	—	—
Other invested assets	9.4	9.4	—	—
Total available-for-sale investments	$2,501.5	$392.2	$2,105.8	$3.5

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$224.4	$—	$224.4	$—
Obligations of states and political subdivisions	824.8	—	824.8	—
Corporate securities	494.4	—	491.1	3.3
U.S. government agencies mortgage-backed securities	457.1	—	457.1	—
Total fixed maturities	2,000.7	—	1,997.4	3.3
Equity securities:
Large-cap securities	161.7	161.7	—	—
Small-cap securities	69.6	69.6	—	—
Mutual and exchange traded funds	79.3	79.3	—	—
Total equity securities	310.6	310.6	—	—
Other invested assets	8.1	8.1	—	—
Total available-for-sale investments	$2,319.4	$318.7	$1,997.4	$3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2016 and 2015, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$3.5

($ millions)	Fixed maturities
Balance at January 1, 2015	$9.4
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	(0.2)
Purchases	—
Sales	(5.9)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$3.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the Trust Securities (as defined in Note 7b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2016 was $4.9 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2016			December 31, 2015
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.7	7.00%	$70.0	$74.1	7.00%

Notes Payable
Included in notes payable are the FHLB Loans, consisting of the 2013 FHLB Loan and the 2016 FHLB Loan (as defined in Note 8) and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for a loan with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	December 31, 2016			December 31, 2015
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021:, issued $21.5, September 2016 with fixed interest	$21.5	$21.0	1.73%	$—	$—	—%
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	85.4	85.6	5.03%	85.3	85.5	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.13%	15.2	15.2	4.61%
Total notes payable	$122.1	$121.8		$100.5	$100.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2016	2015	2014
Losses and loss expenses payable, at beginning of year	$1,053.0	$983.2	$959.9
Less: reinsurance recoverable on losses and loss expenses payable	5.9	9.6	9.1
Net balance at beginning of year	1,047.1	973.6	950.8
Incurred related to:
Current year	915.4	852.8	726.2
Prior years	27.0	10.0	45.1
Total incurred	942.4	862.8	771.3
Paid related to:
Current year	417.8	421.5	373.2
Prior years	393.7	367.8	375.3
Total paid	811.5	789.3	748.5
Net balance at end of year	1,178.0	1,047.1	973.6
Plus: reinsurance recoverable on losses and loss expenses payable	3.6	5.9	9.6
Losses and loss expenses payable, at end of year (affiliates $630.9, $532.4, and $494.3, respectively)	$1,181.6	$1,053.0	$983.2

The Company recorded adverse development related to prior years’ loss and loss expense reserves in 2016, 2015 and 2014 of $27.0 million and $10.0 million, and $45.1 million, respectively. Unallocated loss adjustment expenses contributed $3.7 million of the adverse development and catastrophe reserves contributed $1.4 million of favorable development in 2016. The personal insurance segment non-catastrophe loss and ALAE reserves accounted for $7.8 million of the adverse development in 2016, driven by personal auto which contributed $7.9 million of adverse development, primarily due to higher than anticipated bodily injury severity from the prior two accident years. The business insurance segment non-catastrophe loss and ALAE reserves contributed $3.9 million of favorable development in 2016, driven by other & product liability and workers’ compensation of $4.5 million and $4.2 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was partially offset by adverse development in commercial auto of $3.3 million, which was driven by higher than anticipated bodily injury severity from the prior two accident years. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $20.8 million of adverse development in 2016, which was driven by programs and E&S casualty with adverse development of $14.3 million and $4.6 million, respectively. Programs adverse development was driven by higher than expected severity in programs with commercial auto exposures. E&S casualty adverse development was driven by increased severity from the healthcare line, which was placed in run-off in the first quarter of 2016.
Favorable development of unallocated loss adjustment expenses and catastrophe reserves were approximately $6.2 million and $0.7 million, respectively, of the 2015 development. The personal and business insurance segments non-catastrophe loss and ALAE reserves contributed $9.8 million of adverse development. The personal insurance segment contributed $9.4 million of the adverse development, driven by personal auto which developed unfavorably by $11.0 million, primarily due to higher than anticipated bodily injury severity from the prior two accident years. The business insurance segment contributed $0.4 million of adverse development, driven by commercial auto which developed unfavorably by $10.5 million, also due to higher than anticipated bodily injury severity from the prior two accident years. The adverse development was partially offset by favorable development in workers’ compensation and other & product liability of $5.1 million and $3.8 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $7.1 million of adverse development, which was driven by programs and E&S casualty with adverse development of $9.7 million and $2.7 million, respectively. Adverse development in programs was driven by higher than expected severity in programs with commercial auto exposures. Somewhat offsetting the adverse development was favorable development of $5.3 million in the E&S property unit driven by lower than anticipated severity emerging from accident year 2014.
Favorable development of unallocated loss adjustment expenses contributed approximately $12.5 million of the 2014 development, while favorable development of catastrophe reserves was approximately $5.2 million, which was slightly lower than 2013. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $28.7 million of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

favorable development. The personal insurance segment contributed $6.4 million of favorable development, primarily from accident year 2013. The business insurance segment contributed $22.3 million of favorable development, driven by the other & product liability, workers’ compensation and commercial auto lines with $11.9 million, $5.6 million and $5.3 million of favorable development, respectively. The favorable development in these lines was driven by the emergence of lower than anticipated claim severity from accident years 2013 and prior. Somewhat offsetting the favorable development was adverse development of $2.1 million in the commercial multi-peril line, driven by third party liability coverage. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $91.5 million of adverse development, driven by RED reserve strengthening of $96.7 million related to a large restaurant program and a commercial auto trucking program. Somewhat offsetting the adverse development was favorable development of $3.9 million in the E&S property unit and $3.1 million in the E&S casualty unit. Favorable development in these lines was driven by better than anticipated severity emerging from the 2012 and 2013 accident years.
5. Short-Duration Insurance Contracts
The following tables set forth:

•	undiscounted, incurred and paid claims and allocated claim adjustment expenses by accident year, on a net basis after reinsurance;

•
the sum of IBNR claims liabilities + expected development on reported claims ("IBNR+") included within the incurred claims development tables, for each accident year, for the most recent reporting period; and

•	cumulative claim frequency information for each accident year;

•	average annual percentage payout of incurred claims by age, net of reinsurance.
The above information is provided for each of our reportable insurance segments and then is further disaggregated between short and long-tail where "tail" refers to the time period between the occurrence of a loss and the settlement of the claims. See Note 16 for discussion of our reportable segments. The personal insurance segment generally only consists of short-tail business, whereas the business and specialty insurance segments have both short and long-tail business. We believe our disaggregated groupings have homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
Short-Tail Business: For short-tail business, claims are typically settled within five years, and the most common actuarial estimates are based on techniques using link ratio projections of incurred losses, paid losses, claim counts and claim severities. Each of these methods is described in the "Losses and Loss Expenses Payable" section of "Critical Accounting Policies" included in Item 7 of this Form10-K. Separate projections are made for catastrophes that are in the very early stages of development based on specific information known through the reporting date.
Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio, Bornhuetter-Ferguson, and Least-Squares techniques as described in the "Losses and Loss Expenses Payable" section of "Critical Accounting Policies" included in Item 7 of this Form10-K. Statistical models may also be used when the historical patterns can be reasonably approximated.
Cumulative Claim Frequency: Cumulative claim frequency is defined as the cumulative number of reported claims ("reported claims"). Reported claims include claims that do not result in a liability (e.g. those below a deductible). Reported claims disclosed in the tables below are for the State Auto Group and have not been pooled (see Note 7a for additional information regarding the Pooling Arrangement).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Personal Insurance Segment - Short-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2016

	For the Years Ended December 31,
Accident Year	2012*(1)	2013*(1)	2014*(1)	2015*	2016	IBNR+	Reported Claims (2)

2012	$305.3	$307.6	$306.7	$308.9	$308.6	$0.9	212,774
2013		288.6	283.3	287.9	287.6	2.8	189,392
2014			271.2	272.8	275.2	4.0	171,772
2015				337.2	343.6	20.3	151,130
2016					366.4	44.9	137,561
				Total	$1,581.4

* Supplementary information and unaudited
(1) Allocated claim adjustment expenses, net of reinsurance, for accident years 2012, 2013 and 2014 were impacted by the HO QS Arrangement. See Note 6 for a more detailed discussion of the HO QS Arrangement.

(2) Personal insurance segment - short-tail is an aggregation of the homeowners and personal auto product lines. Homeowners reported claims are counted by claimant and personal auto claims are counted by coverage.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012*(1)	2013*(1)	2014*(1)	2015*	2016

2012	$193.8	$260.2	$285.1	$298.1	$304.5
2013		176.0	236.9	265.4	277.2
2014			172.5	226.3	252.1
2015				214.9	288.9
2016					230.8
				Total	$1,353.5
All outstanding liabilities before 2012, net of reinsurance					0.5
Losses and allocated loss adjustment expenses payable, net of reinsurance					$228.4

* Supplementary information and unaudited
(1) Cumulative paid claims for accident years 2012, 2013 and 2014 were impacted by the HO QS Arrangement. See Note 6 for a more detailed discussion of the HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Business Insurance Segment - Short-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2016

	For the Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016	IBNR+	Reported Claims(1)

2012	$170.3	$170.5	$168.1	$170.9	$169.1	$3.7	33,897
2013		170.0	168.7	175.2	176.8	6.4	33,131
2014			181.0	183.9	185.6	15.0	32,253
2015				189.1	191.0	31.2	30,445
2016					186.8	49.8	25,340
				Total	$909.3

* Supplementary information and unaudited
(1) Business insurance segment - short-tail is an aggregation of the commercial auto, commercial-multi peril and fire & allied product lines. Commercial auto reported claims are counted by coverage, and commercial multi-peril and fire & allied claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012*	2013*	2014*	2015*	2016

2012	$91.9	$128.0	$145.8	$156.8	$161.8
2013		79.4	126.2	146.0	158.4
2014			92.9	131.3	150.5
2015				90.4	130.0
2016					87.7
				Total	$688.4
All outstanding liabilities before 2012, net of reinsurance					14.0
Losses and allocated loss adjustment expenses payable, net of reinsurance					$234.9

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Business Insurance Segment - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was caused by lower than expected loss emergence during 2016 in our other & product liability and workers’ compensation lines of business.  The unanticipated emergence in the other & product liability line was driven by much lower than expected severity in accident years 2013 and 2015.  The unanticipated emergence in the workers’ compensation line was driven by lower than expected severity in accident year 2014.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016

	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	IBNR+	Reported Claims(1)

2007	$73.4	$73.3	$74.1	$73.2	$71.9	$71.9	$72.5	$72.4	$73.0	$73.3	$2.7	8,072
2008		86.1	79.1	75.6	75.0	75.4	75.3	74.9	74.2	73.4	4.0	9,577
2009			90.2	92.0	87.4	86.0	85.0	83.1	82.4	82.3	5.8	10,086
2010				85.3	93.5	86.7	82.2	82.0	79.5	78.9	7.2	10,644
2011					86.9	86.4	80.9	77.5	76.1	75.3	9.0	17,390
2012						92.8	85.5	80.2	78.0	77.6	12.2	17,321
2013							92.6	88.2	88.2	84.9	19.7	16,646
2014								96.1	96.6	95.2	27.3	16,501
2015									108.9	106.2	45.5	15,783
2016										109.5	65.6	8,548
									Total	$856.6

* Supplementary information and unaudited
(1) Business insurance segment-long-tail is an aggregation of the other & product liability and workers' compensation product lines. Other & product liability reported claims are counted by claimant and workers' compensation reported claims are counted by a combination of claimant and coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016

2007	$12.7	$28.7	$43.0	$50.3	$57.6	$61.4	$64.0	$65.7	$68.1	$68.6
2008		14.3	34.7	43.9	51.6	56.4	61.3	64.0	65.0	66.0
2009			15.2	34.9	48.2	60.2	66.2	70.3	72.1	74.1
2010				12.9	33.0	46.3	54.2	63.3	65.8	67.6
2011					16.4	33.9	46.4	53.9	60.7	63.6
2012						15.3	32.6	43.7	51.8	57.3
2013							16.3	36.7	50.1	57.2
2014								15.8	37.6	53.9
2015									17.3	38.6
2016										15.4
										$562.3
			All outstanding liabilities before 2007, net of reinsurance							36.6
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$330.9

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Specialty Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was caused by greater than expected loss emergence during 2016 in our Programs line of business.  The unanticipated emergence in the Programs line was driven by higher than expected severity in accident year 2015 for programs with commercial auto exposure. The changes in incurred losses and loss adjustment expenses for accident years 2012 and 2013 for the years ended December 31, 2013, 2014 and 2015 are primarily attributable to our Programs line of business, including RED.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2016

	For the Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016	IBNR+	Reported Claims(1)

2012	$108.6	$115.6	$164.8	$162.8	$163.7	$9.0	9,697
2013		70.9	82.9	85.0	90.9	6.7	7,680
2014			55.7	56.9	58.6	7.8	7,657
2015				75.5	85.4	21.6	7,666
2016					99.3	48.8	5,754
				Total	$497.9

* Supplementary information and unaudited
(1) Specialty insurance segment-short-tail is an aggregation of the E&S property and Programs product lines. E&S property and Programs reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012*	2013*	2014*	2015*	2016

2012	$25.4	$59.8	$94.7	$122.9	$142.5
2013		18.2	37.7	55.5	72.0
2014			22.0	34.9	44.0
2015				24.0	48.2
2016					25.2
				Total	$331.9
	All outstanding liabilities before 2012, net of reinsurance				12.9
	Losses and allocated loss adjustment expenses payable, net of reinsurance				$178.9

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Specialty Insurance Segment - Long-Tail
 The change in incurred loss and loss adjustment expenses for prior accident years was caused by greater than expected loss emergence during 2016, driven by higher than anticipated severity in accident years 2014 and 2015 for our healthcare product.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016

	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	IBNR+	Reported Claims(1)

2007	$9.7	$9.2	$9.4	$9.0	$8.8	$8.5	$8.4	$8.3	$8.3	$4.1	$2.4	1,101
2008		6.4	6.7	6.7	6.8	6.1	6.0	5.8	6.0	4.9	1.6	1,502
2009			10.3	11.0	10.0	10.4	11.0	11.0	10.6	12.4	2.0	1,429
2010				11.2	10.9	9.9	9.7	9.8	9.9	10.3	2.2	1,169
2011					11.9	10.7	10.7	10.2	10.1	10.9	2.2	911
2012						16.7	16.7	15.4	17.6	17.4	3.0	862
2013							20.1	18.9	17.9	16.5	4.9	936
2014								23.3	25.2	27.1	9.5	1,044
2015									38.6	45.0	22.8	1,409
2016										60.8	47.6	1,401
									Total	$209.4

* Supplementary information and unaudited
(1) Specialty insurance segment-long-tail consists of the E&S casualty product line. E&S casualty reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016

2007	$—	$0.1	$0.6	$0.1	$0.5	$1.3	$1.3	$1.5	$1.5	$1.6
2008		0.1	0.3	0.8	1.3	1.7	2.1	2.4	2.8	3.0
2009			0.2	2.4	4.9	7.2	8.6	9.4	9.2	10.0
2010				0.8	2.2	5.2	6.5	7.7	7.6	8.1
2011					0.9	3.0	5.2	6.6	7.1	7.9
2012						0.9	4.0	7.3	10.3	12.5
2013							1.1	3.7	6.7	9.1
2014								1.2	7.2	12.5
2015									2.7	11.0
2016										6.0
										$81.7
			All outstanding liabilities before 2007, net of reinsurance							2.0
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$129.7

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and loss expenses payable, with separate disclosure of unallocated loss adjustment expenses, net of reinsurance ("ULAE") and reinsurance recoverable on losses and loss expenses payable, for the years ended December 31:

($ in millions)	2016	2015	2014
Net losses and allocated loss adjustment expenses payable:
Personal Insurance Segment
Short-tail	$228.4	$207.4	$183.1
Other personal	8.9	7.5	7.5
Business Insurance Segment
Short-tail	234.9	213.5	183.9
Long-tail	330.9	306.6	285.6
Other business	2.5	1.4	2.4
Specialty Insurance Segment
Short-tail	178.9	165.8	195.3
Long-tail	129.7	91.1	65.4
Net losses and loss expenses payable	1,114.2	993.3	923.2

ULAE	63.8	53.8	50.4

Reinsurance recoverable on losses and loss expenses payable	3.6	5.9	9.6

Total losses and loss expenses payable	$1,181.6	$1,053.0	$983.2

The following table sets forth the historical average annual payout of incurred losses and allocated loss adjustment expenses (claims duration) for short-duration contracts, based on the disaggregated information in the paid loss development tables, net of reinsurance:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Years
Segment	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Personal Insurance:
Short-tail	62.4%	21.0%	9.1%	4.2%	2.1%	N/A	N/A	N/A	N/A	N/A
Business Insurance:
Short-tail	48.7%	22.3%	10.7%	6.8%	3.0%	N/A	N/A	N/A	N/A	N/A
Long-tail	17.9%	23.5%	16.1%	10.5%	8.6%	4.8%	2.9%	2.0%	2.4%	0.7%
Specialty Insurance:
Short-tail	25.3%	23.2%	18.8%	17.7%	11.9%	N/A	N/A	N/A	N/A	N/A
Long-tail	5.3%	14.5%	18.5%	10.6%	9.6%	8.1%	2.4%	6.3%	2.8%	2.2%

* Supplementary information and unaudited

6. Reinsurance
In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 7a for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; the remainder is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

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
On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which was a three-year quota share agreement covering its homeowners line of business. Under the arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement expired on December 31, 2014. The Company received $89.5 million of unearned premiums related to the expiration of this arrangement. Subject to the terms and conditions of the arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the years ended December 31, 2016, 2015 and 2014, the Company recognized profit commission of $1.9 million, $4.2 million, and $19.0 million, respectively, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income. The amount of ceding commission earned was limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. As a result of the expiration of the HO QS Arrangement, the Company recognized $8.1 million of excess ceding commission that had previously been deferred, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income for the year ended December 31, 2014.
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2016 and 2015, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2016	2015
Losses and loss expenses payable:
Direct	$545.7	$515.6
Assumed	5.0	5.0
Ceded	(3.6)	(5.9)
Net losses and loss expenses payable	$547.1	$514.7
Unearned premiums:
Direct	$395.6	$400.9
Assumed	1.3	1.2
Ceded	(6.1)	(6.8)
Net unearned premiums	$390.8	$395.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2016, 2015 and 2014, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2016	2015	2014
Written premiums:
Direct	$835.4	$854.1	$880.6
Assumed	5.0	4.7	4.4
Ceded	(24.9)	(35.4)	(26.8)
Net written premiums	$815.5	$823.4	$858.2
Earned premiums:
Direct	$840.6	$863.1	$882.6
Assumed	4.9	4.5	4.4
Ceded	(25.6)	(34.7)	(25.3)
Net earned premiums	$819.9	$832.9	$861.7
Losses and loss expenses incurred:
Direct	$559.1	$569.0	$525.6
Assumed	3.9	3.4	2.9
Ceded	(4.4)	(2.9)	(8.0)
Net losses and loss expenses incurred	$558.6	$569.5	$520.5

7. Transactions with Affiliates
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2016 and 2015:

($ millions)	2016	2015
Assets
Deferred policy acquisition costs:
Ceded	$(79.1)	$(79.8)
Assumed	129.8	129.1
Net assumed	$50.7	$49.3

Liabilities and Stockholders’ Equity
Losses and loss expenses payable:
Ceded	$(547.1)	$(514.7)
Assumed	1,178.0	1,047.1
Net assumed	$630.9	$532.4
Unearned premiums:
Ceded	$(390.8)	$(395.3)
Assumed	611.7	609.5
Net assumed	$220.9	$214.2
Pension and postretirement benefits:
Ceded	$(114.5)	$(160.0)
Assumed	74.4	104.0
Net ceded	$(40.1)	$(56.0)
Other liabilities:
Ceded	$(42.9)	$(63.8)
Assumed	53.9	55.4
Net assumed (ceded)	$11.0	$(8.4)
Stockholders’ Equity
Accumulated other comprehensive income:
Ceded	$(153.5)	$(162.0)
Assumed	99.8	105.3
Net ceded	$(53.7)	$(56.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Written premiums:
Ceded	$(815.5)	$(823.4)	$(858.2)
Assumed	1,293.3	1,273.5	1,194.2
Net assumed	$477.8	$450.1	$336.0
Earned premiums:
Ceded	$(819.9)	$(832.9)	$(861.7)
Assumed	1,291.9	1,270.5	1,074.1
Net assumed	$472.0	$437.6	$212.4
Losses and loss expenses incurred:
Ceded	$(560.3)	$(570.9)	$(523.6)
Assumed	944.1	864.2	774.4
Net assumed	$383.8	$293.3	$250.8
Acquisition and operating expenses:
Ceded	(148.5)	(183.9)	(215.4)
Assumed	434.3	432.5	372.3
Net assumed	$285.8	$248.6	$156.9

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2016 and 2015 is approximately $310.5 million and $294.7 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 5.13% at December 31, 2016). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.

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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2016, 2015 and 2014, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.9 million, $1.8 million and $1.5 million in 2016, 2015 and 2014, respectively, and is included in other income (affiliates) on the consolidated statements of income.
8. Notes Payable and Credit Facility
FHLB Loans
State Auto Financial’s subsidiary, State Auto P&C, is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and in September 2016 entered into a new term loan with the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2016 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. State Auto P&C has a term loan with the FHLB in the principal amount of $85.0 million (the “2013 FHLB Loan”). The 2013 FHLB Loan is a 20-year term loan and is callable after three years with no prepayment penalty thereafter. The 2013 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The 2013 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
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
As of December 31, 2016, State Auto P&C had not made any borrowings and both State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

9. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016		2015		2014
Amount at statutory rate	$6.7	35.0%	$23.5	35.0%	$9.4	35.0%
Tax-exempt interest and dividends received deduction	(7.1)	(37.2)	(8.7)	(13.0)	(8.5)	(31.5)
Other, net	(1.4)	(7.2)	1.3	1.9	1.1	4.1
Valuation allowance	—	—	—	—	(82.6)	(308.1)
Federal income tax (benefit) expense and effective rate	$(1.8)	(9.4)%	$16.1	23.9%	$(80.6)	(300.5)%

Income taxes for the year ended December 31, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense (“other, net” above) and additional paid-in-capital were reduced by $1.6 million, respectively.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015:

($ millions)	2016	2015
Deferred tax assets:
Unearned premiums not currently deductible	$42.6	$42.5
Losses and loss expenses payable discounting	19.7	19.3
Postretirement and pension benefits	26.1	36.4
Realized loss on other-than-temporary impairment	4.0	12.3
Other liabilities	16.6	21.3
Net operating loss carryforward	58.9	41.8
Tax credit carryforward	3.3	4.8
Other	8.8	4.9
Total deferred tax assets	180.0	183.3
Deferred tax liabilities:
Deferral of policy acquisition costs	45.4	45.2
Net unrealized holding gains on investments	32.5	35.6
Total deferred tax liabilities	77.9	80.8
Net deferred federal income taxes	$102.1	$102.5

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
At December 31, 2016, the tax benefit of the net operating loss (“NOL”) carryforward was $58.9 million. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2036.
At December 31, 2016, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2016 or 2015.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2013. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
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
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2016 and 2015:

($ millions)	Pension		Postretirement
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$281.3	$292.5	$20.3	$23.9
Service cost	6.1	7.7	—	—
Interest cost	11.6	11.1	0.8	0.9
Actuarial loss (gain)	4.5	(17.6)	(0.9)	(3.3)
Benefits paid	(19.0)	(12.4)	(1.4)	(1.2)
The Company’s portion of benefit obligation at end of year	$284.5	$281.3	$18.8	$20.3
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$204.4	$205.1	$—	$0.3
Employer contribution	34.5	13.0	—	—
Actual return on plan assets	15.8	(1.3)	—	—
Benefits paid	(19.0)	(12.4)	—	(0.3)
The Company’s portion of fair value of plan assets at end of year	$235.7	$204.4	$—	$—
Supplemental executive retirement plan	(6.8)	(6.8)	—	—
Funded status at end of year	$(55.6)	$(83.7)	$(18.8)	$(20.3)
Accumulated benefit obligation end of year	$267.5	$263.1

No assets are expected to be returned during the fiscal year ending December 31, 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2016 and 2015:

($ millions)	2016	2015
Prior service benefit	$(54.1)	$(59.5)
Net actuarial loss	118.5	125.1
Total	$64.4	$65.6

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2017:

($ millions)	2017
Prior service benefit	$(5.5)
Net actuarial loss	8.0
Total	$2.5

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2016, 2015 and 2014:

($ millions)	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Components of net periodic cost:
Service cost	$6.2	$7.9	$5.2	$—	$—	$—
Interest cost	11.9	11.3	11.1	0.9	1.1	1.1
Expected return on plan assets	(15.1)	(13.8)	(12.6)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(5.5)	(5.4)	(5.5)
Net actuarial loss	9.2	10.9	6.3	0.2	0.6	0.6
Net periodic cost (benefit)	$12.2	$16.3	$10.0	$(4.4)	$(3.7)	$(3.8)

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2017	$11.3	$1.5
2018	11.8	1.4
2019	12.0	1.4
2020	12.5	1.4
2021	13.1	1.4
2022-2026	76.8	6.0

The postretirement plan’s gross benefit payments for 2016 were $1.4 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.3 million for 2016 and estimates future annual subsidies to be approximately $0.3 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2016 and 2015:

	Pension		Postretirement
	2016	2015	2016	2015
Benefit obligations weighted-average assumptions:
Discount rate	4.00%	4.20%	4.00%	4.20%
Rates of increase in compensation levels	3.50	3.50	—	—

The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2016, 2015 and 2014:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions:
Discount rate	4.20%	3.85%	4.85%	4.20%	3.85%	4.85%
Expected long-term rate of return on assets	7.00	7.00	7.00	—	—	—
Rates of increase in compensation levels	3.50	3.50	3.50	—	—	—

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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2016, 2015 and 2014:

	Postretirement
	2016	2015	2014
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	6.50%	6.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.90%	3.80%	3.80%
Year that the rate reaches the ultimate trend rate	2075	2076	2075

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2016:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	2.8	2.4

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

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	49.0%
U.S. large-cap equity	26.0
U.S. small-cap equity	11.0
International equity	10.0
Emerging market equity	4.0
Total	100.0%

Effective January 1, 2014, the Investment Committee approved a change to a liability driven investment (LDI) for the pension plan assets.  The primary goal of the LDI strategy is to shift the asset allocation to more closely align with the plan liability, thereby reducing the volatility of the funded status.  The implementation of the LDI strategy will occur over a period of time and the actual asset allocation at any point in time is dependent upon the funded status and the level of interest rates.  This glide path helps to balance interest rate risk, curve steepness risk, and credit spread risk, as incremental changes are made to the allocation over time.  The new allocation strategy reduces exposure to equity holdings and increases exposure to long duration fixed maturity holdings.  This change will result in lower volatility for the plan assets.  By moving more of the plan’s assets to long duration fixed income, the duration of the assets will increase to more closely match the duration of the plan’s liabilities.
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2016 and 2015.
Included in the pension plan’s available-for-sale securities is an international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $31.3 million and $18.6 million at December 31, 2016 and 2015, respectively, which was determined using the fund’s net asset value. In accordance with Accounting Standard Codification 820-10, since this investment is measured at fair value using the net asset value per share practical expedient this has not been classified in the table below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2016 and 2015:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$60.4	$—	$60.4	$—
Corporate securities	48.0	—	48.0	—
U.S. government agencies mortgage-backed securities	4.6	—	4.6	—
Total fixed maturities	113.0	—	113.0	—
Equity securities:
Large-cap securities	59.6	59.6	—	—
Small-cap securities	26.3	26.3	—	—
Total equity securities	85.9	85.9	—	—
Short-term fixed maturities	2.0	—	2.0	—
Total pension plan investments	$200.9	$85.9	$115.0	$—

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$51.0	$—	$51.0	$—
Corporate securities	38.9	—	38.9	—
U.S. government agencies mortgage-backed securities	6.4	—	6.4	—
Total fixed maturities	96.3	—	96.3	—
Equity securities:
Large-cap securities	59.0	59.0	—	—
Small-cap securities	22.3	22.3	—	—
Total equity securities	81.3	81.3	—	—
Total pension plan investments	$177.6	$81.3	$96.3	$—

During 2015, the postretirement plan assets were sold in order to pay retiree medical costs.
The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2017 is approximately $13.0 million.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $6.3 million, $5.1 million and $5.1 million for 2016, 2015 and 2014, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

11. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the years ended December 31, 2016, 2015 and 2014:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6
Other comprehensive income before reclassifications	18.0	(3.0)	15.0
Amounts reclassified from AOCI (a)	(23.7)	3.6	(20.1)
Net current period other comprehensive income	(5.7)	0.6	(5.1)
Ending balance at December 31, 2016	$62.8	$(30.3)	$32.5

Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7
Other comprehensive income before reclassifications	(25.4)	5.3	(20.1)
Amounts reclassified from AOCI (a)	(16.1)	2.1	(14.0)
Net current period other comprehensive income	(41.5)	7.4	(34.1)
Ending balance at December 31, 2015	$68.5	$(30.9)	$37.6

Beginning balance at January 1, 2014	$84.6	$(3.8)	$80.8
Other comprehensive income before reclassifications	38.9	(54.4)	(15.5)
Amounts reclassified from AOCI (a)	(13.5)	19.9	6.4
Net current period other comprehensive income	25.4	(34.5)	(9.1)
Ending balance at December 31, 2014	$110.0	$(38.3)	$71.7

(a)	See separate table below for details about these reclassifications

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2016, 2015 and 2014:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive Income Components	2016	2015	2014	Consolidated Statements of Income
Unrealized gains on available for sale securities	$36.5	$24.7	$20.7	Realized gain on sale of securities
	36.5	24.7	20.7	Total before tax
	(12.8)	(8.6)	(7.2)	Tax expense
	23.7	16.1	13.5	Net of tax
Amortization of benefit plan items:
Negative prior service costs	5.5	5.4	5.5	(a)
Net loss	(9.4)	(11.5)	(6.9)	(a)
	(3.9)	(6.1)	(1.4)	Total before tax
	0.3	4.0	(18.5)	Tax benefit (expense)
	(3.6)	(2.1)	(19.9)	Net of tax
Total reclassifications for the period	$20.1	$14.0	$(6.4)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

12. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $84.4 million is available for payment to State Auto Financial from its insurance subsidiaries in 2016 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $15.0 million and $20.0 million in 2016, 2015 and 2014, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2016, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 400% of the authorized control level RBC.
The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2016	2015
Statutory capital and surplus of insurance subsidiaries	$844.4	$814.3
Net liabilities of non-insurance parent and affiliates	(84.9)	(80.2)
	759.5	734.1
Increases (decreases):
Deferred acquisition costs	129.8	129.1
Postretirement and pension benefits	22.7	23.2
Deferred federal income taxes	(49.1)	(41.6)
Fixed maturities, at fair value	13.5	27.9
Other, net	14.9	11.9
Stockholders’ equity per accompanying consolidated financial statements	$891.3	$884.6

($ millions)	Year ended December 31
	2016	2015	2014
Statutory net income (loss) of insurance subsidiaries	$22.7	$65.4	$(17.5)
Net loss of non-insurance parent and affiliates	(3.0)	(4.1)	(5.3)
	19.7	61.3	(22.8)
Increases (decreases):
Deferred acquisition costs	0.7	2.5	29.7
Postretirement and pension benefits	4.4	4.2	10.6
Deferred federal income taxes	(5.4)	(12.2)	79.3
Share-based compensation expense	—	(0.1)	(0.5)
Other, net	1.6	(4.5)	11.1
Net income per accompanying consolidated financial statements	$21.0	$51.2	$107.4

13. Preferred Stock
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
Equity Plan
The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 5.0 million common shares under the Equity Plan. As of December 31, 2016, a total of 2.4 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.
The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2016, 2015 and 2014 were 0.2 million, 0.3 million and 0.2 million, respectively.
The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period.
The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2016, 2015 and 2014:

	2016		2015			2014
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	111,084	$22.19	76,472		$19.06	38,233	$15.06
Granted	45,252	21.55	74,020		22.83	56,178	21.23
Vested	(33,414)	21.93	(35,859)		16.88	(16,892)	17.08
Canceled	(15,625)	21.91	(3,549)	—	21.92	(1,047)	21.23
Outstanding, end of year	107,297	$22.04	111,084		$22.19	76,472	$19.06

As of December 31, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.25 years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose, at two different specified time intervals each year, to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.7 million common shares under this plan. As of December 31, 2016, a total of 3.4 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.
Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive cash or common share distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 10,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2026. The Company accounts for the RSU Plan as a liability plan. There were 22,832 RSUs, 26,184 RSUs, and 25,960 RSUs granted in 2016, 2015 and 2014, respectively.
During 2016 and 2015, common shares valued at approximately $753,000 and $567,000, respectively, were distributed by the Company under the RSU Plan.
Stock Options
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2016, 2015 and 2014. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Fair value per share	$6.75	$7.69	$7.28
Expected dividend yield	1.87%	1.75%	1.86%
Risk free interest rate	1.30%	1.60%	1.65%
Expected volatility factor	36.27%	36.61%	39.23%
Expected life in years	5.3	6.0	5.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s total activity and related information for these plans for the years ended December 31, 2016, 2015 and 2014:

(millions, except per share amounts)	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.4	$21.44	3.7	$21.29	3.9	$22.01
Granted	0.3	21.47	0.4	22.87	0.3	21.20
Exercised	(0.4)	17.55	(0.3)	16.56	(0.1)	16.43
Canceled	(0.5)	29.81	(0.4)	25.18	(0.4)	30.21
Outstanding, end of year	2.8	$20.67	3.4	$21.44	3.7	$21.29

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $3.0 million, $2.6 million and $0.5 million, respectively. The tax benefit for tax deductions from share-based awards totaled $1.4 million, $0.3 million and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, income taxes for the year ended December 31, 2016 reflect the impact of a $1.6 million correction of prior period deferred tax expense related to expired stock options. See Note 9 for additional information.
The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2016:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	1.4	4.1	$16.44	1.3	$16.46
$20.01 – $30.00	1.4	3.6	24.57	0.9	25.96
	2.8	3.8	$20.67	2.2	$20.53

Aggregate intrinsic value for total options outstanding at December 31, 2016 was $25.3 million. Aggregate intrinsic value for total options exercisable at December 31, 2016 was $14.9 million.
Compensation expense recognized during 2016, 2015 and 2014 was $3.7 million, $4.5 million and $3.6 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2016, there was $2.2 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 2.25 years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

15. Net Earnings Per Common Share
The following table sets forth the compilation of basic and diluted net earnings per common share for the years ended December 31, 2016, 2015 and 2014:

(millions, except per share amounts)	2016	2015	2014
Numerator:
Net earnings for basic net earnings per common share	$21.0	$51.2	$107.4
Adjusted net earnings for dilutive net earnings per common share	$21.0	$51.2	$107.4
Denominator:
Weighted average shares for basic net earnings per common share	41.6	41.1	40.8
Effect of dilutive share-based awards	0.4	0.5	0.4
Adjusted weighted average shares for diluted net earnings per common share	42.0	41.6	41.2

Basic net earnings per common share	$0.50	$1.25	$2.63
Diluted net earnings per common share	$0.50	$1.23	$2.60

The following table sets forth the options to purchase shares of common stock and the restricted share units (“RSU award”) provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2016, 2015 and 2014:

(millions)	2016	2015	2014
Total number of antidilutive options and awards	1.2	1.5	1.8

16. Reportable Segments
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
Effective January 1, 2017, the Company completed the transition of its internal decision-making process to a product management structure under which its principal operating decision makers assess performance and allocate resources based on

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

the underwriting results of individual products. Accordingly, beginning January 1, 2017, the Company’s reportable segments, and the products within each, will be as follows:
•Personal Insurance Segment- personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

($ millions)	2016	2015	2014
Revenues from external sources:
Insurance segments
Personal insurance	$582.2	$591.8	$451.4
Business insurance	468.9	476.0	459.9
Specialty insurance	240.8	202.7	162.8
Total insurance segments	1,291.9	1,270.5	1,074.1
Investment operations segment
Net investment income	74.7	71.7	74.7
Net realized capital gains	36.5	24.7	20.7
Total investment operations segment	111.2	96.4	95.4
Total revenue from reportable segments	1,403.1	1,366.9	1,169.5
All other	2.3	1.7	3.2
Total revenues from external sources	1,405.4	1,368.6	1,172.7
Intersegment revenues	5.8	5.6	5.1
Total revenues	1,411.2	1,374.2	1,177.8
Reconciling items:
Eliminate intersegment revenues	(5.8)	(5.6)	(5.1)
Total consolidated revenue	$1,405.4	$1,368.6	$1,172.7
Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(15.2)	$17.5	$(11.7)
Business insurance SAP underwriting loss	(26.7)	(36.7)	(4.6)
Specialty insurance SAP underwriting loss	(42.7)	(5.9)	(89.5)
Total insurance segments	(84.6)	(25.1)	(105.8)
Investment operations segment:
Net investment income	74.7	71.7	74.7
Net realized capital gains	36.5	24.7	20.7
Total investment operations segment	111.2	96.4	95.4
All other segments income	0.4	(0.1)	—
Reconciling items:
GAAP adjustments	2.0	4.2	45.8
Interest expense on corporate debt	(5.5)	(5.4)	(5.4)
Corporate expenses	(4.3)	(2.7)	(3.2)
Total reconciling items	$(7.8)	$(3.9)	$37.2
Total consolidated income before federal income taxes	$19.2	$67.3	$26.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2016 and 2015:

($ millions)	2016	2015
Segment assets:
Investment operations segment	$2,663.7	$2,529.8
Total segment assets	2,663.7	2,529.8
Reconciling items:
Corporate assets	295.7	298.4
Total consolidated assets	$2,959.4	$2,828.2

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.
17. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2016 and 2015:

($ millions, except per share amounts)	2016
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$339.2	$348.5	$352.8	$364.9
Income (loss) before federal income taxes	3.8	(25.1)	7.4	33.1
Net income (loss)	3.0	(24.6)	10.1	32.5
Earnings (loss) per common share:
Basic	$0.07	$(0.59)	$0.24	$0.78
Diluted	$0.07	$(0.59)	$0.24	$0.77

	2015
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$334.9	$337.4	$349.7	$346.6
Income before federal income taxes	33.2	3.4	29.9	0.8
Net income	24.7	2.7	20.7	3.1
Earnings per common share:
Basic	$0.60	$0.06	$0.50	$0.08
Diluted	$0.60	$0.06	$0.50	$0.07

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

18. Contingencies
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

4.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and has concluded that such internal control over financial reporting was effective.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2017 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 1, 2017, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, David R. Meuse, David J. D’Antoni and Kym M. Hubbard. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance and Board of Directors—Nomination of Directors” in the 2017 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2017 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2017 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Corporate Governance and Board of Directors—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Report of the Fiscal Year Ended December 31, 2016” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information and Burn Rate” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance and Board of Directors—Directors—Director Independence” in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters—Independent Registered Public Accounting Firm’s Audit and Other Services Fees” in our 2017 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for each of the three years in the period ended December 31, 2016
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2016, 2015 and 2014 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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
(a)(3)         LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.01 therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.04 therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.06	Second Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 3.01 therein)

10.01*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.02*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.03*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.04*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.05*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(UU) therein)

10.06*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.07*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.09 therein)

10.10	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.10 therein)

10.11	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.12	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.12 therein)

10.13	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.14	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.15 therein)

10.15	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.16	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.17 therein)

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

10.45*
Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.61 therein)

10.46*
Employment Agreement, dated as of March 27, 2015, commencing as of April 27, 2015, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10- Quarterly Report for the period ended March 31, 2015 (see Exhibit 10.01 therein)

10.47*
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

10.49*
Executive Change of Control Agreement dated as of March 27, 2015 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-Q Quarterly Report for the period ended March 31, 2015 (see Exhibit 10.02 therein)

10.50*
Executive Change of Control Agreement dated as of March 27, 2015 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Kim B. Garland
Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.04 therein)

10.51*
Executive Change of Control Agreement dated as of December 1, 2015 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Paul M. Stachura
Included herein

10.52*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.53*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.54*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.55*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.56*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.57*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.58*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.59*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.60*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.61*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.62*	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.63*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.64*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.65*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Jessica E. Buss	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.04 therein)

10.66*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Jessica E. Buss	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.03 therein)

10.67*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.68*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Michael E. LaRocco	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.01 therein)

10.69*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.02 therein)

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Jessica E. Clark	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.03 therein)

10.71*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.04 therein)

10.72*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.05 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.06 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Included herein

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Paul M. Stachura	Included herein

10.77*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.78*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.79*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

10.80*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.81*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.82*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.02 therein)

10.83*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.84*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.85*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.86*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.87*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.88*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.89*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.90*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.91*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.92*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.93*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.94*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.95*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.96*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.97*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.98*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.99*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.100*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.101*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.102*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.103*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.104*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.105*	Third Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.106*	Fourth Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Form 10-K Annual Report for year ended December 31, 2015 (see Exhibit 10.99 therein)

10.107*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.108*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.109*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.110*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.111*	Fourth Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of August 8, 2014)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.01 therein)

10.112*	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.113*	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.114*
Application for Callable Advance signed July 10, 2013 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.04 therein)

10.115*
Application for Callable Advance signed September 2, 2016 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended September 30, 2016 (see Exhibit 10.01 therein)

10.116*	State Auto Financial Corporation One Team Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.03 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney-David J. D’Antoni, Robert E. Baker, Michael J. Fiorile, Kym M. Hubbard, Eileen A. Mallesch, Thomas E. Markert, David R. Meuse and S. Elaine Roberts	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS
The exhibits included with this Form 10-K, as indicated in Item 15(a)(3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES
Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a)(2), follow the signatures to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 1, 2017	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	March 1, 2017
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	March 1, 2017
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 1, 2017
Matthew R. Pollak	(principal accounting officer)

David J. D’Antoni	Director	March 1, 2017
David J. D’Antoni

Robert E. Baker*	Director	March 1, 2017
Robert E. Baker

Michael J. Fiorile*	Director	March 1, 2017
Michael J. Fiorile

Kym M. Hubbard*	Director	March 1, 2017
Kym M. Hubbard

Eileen A. Mallesch*	Director	March 1, 2017
Eileen A. Mallesch

Thomas E. Markert*	Director	March 1, 2017
Thomas E. Markert

David R. Meuse*	Director	March 1, 2017
David R. Meuse

S. Elaine Roberts*	Director	March 1, 2017
S. Elaine Roberts

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	March 1, 2017
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2016

($ millions)
December 31, 2016	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$404.7	$404.7
Obligations of states and political subdivisions	634.6	643.7	643.7
Corporate securities	445.7	449.6	449.6
U.S. government agencies residential mortgage-backed securities	613.7	611.3	611.3
Total fixed maturities	2,095.9	2,109.3	2,109.3
Equity securities:
Large-cap securities	108.9	139.0	139.0
Small-cap securities	57.2	79.1	79.1
Mutual and exchange traded funds	157.0	164.7	164.7
Total equity securities	323.1	382.8	382.8
Other invested assets	25.5	45.1	45.1
Total available-for-sale securities	2,444.5	2,537.2	2,537.2
Other invested assets	5.4	5.4	5.4
Total investments – other than investments in related parties	$2,449.9	$2,542.6	$2,542.6

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2016	2015
Assets
Investments in common stock of subsidiaries (equity method)	$983.6	$972.5
Fixed maturities, available-for-sale, at fair value	0.9	0.9
Other invested assets	3.5	3.0
Cash and cash equivalents	8.1	10.5
Other assets	0.2	—
Federal income tax, net	21.5	21.9
Total assets	$1,017.8	$1,008.8
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.5 and $116.5, respectively)	$116.5	$116.5
Due to affiliates	1.3	0.6
Other liabilities	8.7	7.1
Total liabilities	126.5	124.2
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.6 and 48.1 shares issued, respectively, at stated value of $2.50 per share	121.6	120.4
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.5)	(116.3)
Additional paid-in capital	159.9	153.5
Accumulated other comprehensive income	32.5	37.6
Retained earnings	693.8	689.4
Total stockholders’ equity	891.3	884.6
Total liabilities and stockholders’ equity	$1,017.8	$1,008.8

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2016	2015	2014
Net investment income	$0.2	$0.3	$0.3
Total revenues	0.2	0.3	0.3
Interest expense (affiliates $6.1, $6.0 and $6.0, respectively)	6.1	6.0	6.0
Other operating expenses	7.0	4.9	5.6
Total expenses	13.1	10.9	11.6
Loss before federal income taxes	(12.9)	(10.6)	(11.3)
Federal income tax benefit	(6.0)	(2.8)	(20.6)
Net (loss) income before equity in net income of subsidiaries	(6.9)	(7.8)	9.3
Equity in net income of subsidiaries	27.9	59.0	98.1
Net income	$21.0	$51.2	$107.4

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2016	2015	2014
Net income	$21.0	$51.2	$107.4
Other comprehensive loss, net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the year	0.2	(0.1)	(0.2)
Reclassification adjustments for gains realized in net income	—	—	—
Income tax (expense) benefit	(0.1)	—	0.1
Total net unrealized holding gain (losses) on investments	0.1	(0.1)	(0.1)
Unrealized equity in subsidiaries	(5.2)	(34.0)	(9.0)
Other comprehensive loss	(5.1)	(34.1)	(9.1)
Comprehensive income	$15.9	$17.1	$98.3

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net income	$21.0	$51.2	$107.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	(0.3)	—	—
Share-based compensation	1.2	(0.3)	0.9
Equity in net income from consolidated subsidiaries	(27.9)	(59.0)	(98.1)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	0.9	0.9	0.5
Other assets	0.1	—	—
Excess tax benefits on share-based awards	(0.2)	(0.5)	—
Federal income taxes, net	3.3	(0.7)	(16.6)
Net cash used in operating activities	(1.9)	(8.4)	(5.9)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	14.2	18.0	24.0
Purchases of other invested assets	(0.3)	(0.3)	(0.4)
Maturities, calls and pay downs of fixed maturities – available-for-sale	—	—	0.5
Sales of fixed maturities – available-for-sale	—	—	0.3
Net cash provided by investing activities	13.9	17.7	24.4
Cash flows from financing activities:
Proceeds from issuance of common stock	2.2	6.2	3.5
Payments to acquire treasury stock	(0.2)	(0.3)	(0.1)
Payment of dividends	(16.6)	(16.5)	(16.5)
Excess tax benefits on share-based awards	0.2	0.3	—
Net cash used in financing activities	(14.4)	(10.3)	(13.1)
Net (decrease) increase in cash and cash equivalents	(2.4)	(1.0)	5.4
Cash and cash equivalents at beginning of year	10.5	11.5	6.1
Cash and cash equivalents at end of year	$8.1	$10.5	$11.5
Supplemental Disclosures:
Federal income tax received	$—	$2.3	$4.3
Interest paid (affiliates $6.1, $6.0 and $6.0, respectively)	$(6.1)	$(6.0)	$(6.0)

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

($ millions, except interest rates)	December 31, 2016			December 31, 2015
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$15.4	5.28%	15.0	15.0	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	87.1	5.28%	85.0	85.1	5.28%
Total notes payable to affiliates	$100.0	$102.5		100.0	100.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2016, 2015 and 2014

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2016:
Personal insurance segment	$47.5	$251.1	$262.5	$—	$582.2
Business insurance segment	43.7	605.9	230.4	—	468.9
Specialty insurance segment	38.6	321.0	124.8	—	240.8
Investment operations segment	—	—	—	—	—
Total	$129.8	$1,178.0	$617.8	$—	$1,291.9
Year ended December 31, 2015:
Personal insurance segment	$47.6	$227.0	$261.9	$—	$591.8
Business insurance segment	46.0	553.6	245.5	—	476.0
Specialty insurance segment	35.5	266.5	108.9	—	202.7
Investment operations segment	—	—	—	—	—
Total	$129.1	$1,047.1	$616.3	$—	$1,270.5
Year ended December 31, 2014:
Personal insurance segment	$48.9	$201.9	$270.7	$—	$451.4
Business insurance segment	44.5	503.4	241.1	—	459.9
Specialty insurance segment	33.1	268.3	100.6	—	162.8
Investment operations segment	—	—	—	—	—
Total	$126.5	$973.6	$612.4	$—	$1,074.1

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2016:
Personal insurance segment	$—	$425.5	$104.0	$67.1	$582.8
Business insurance segment	—	327.9	103.4	63.5	453.8
Specialty insurance segment	—	190.7	82.9	9.5	256.7
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$944.1	$290.3	$140.1	$1,293.3
Year ended December 31, 2015:
Personal insurance segment	$—	$403.6	$105.4	$63.6	$583.0
Business insurance segment	—	331.3	104.9	74.6	479.5
Specialty insurance segment	—	129.4	72.7	5.6	211.0
Investment operations segment	71.7	—	—	—	—
Total	$71.7	$864.3	$283.0	$143.8	$1,273.5
Year ended December 31, 2014:
Personal insurance segment	$—	$318.3	$75.4	$52.0	$532.1
Business insurance segment	—	280.0	88.0	74.5	473.1
Specialty insurance segment	—	176.2	58.4	13.6	189.0
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$774.5	$221.8	$140.1	$1,194.2

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2016, 2015 and 2014

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2016	$840.6	$25.6	$819.9	$4.9	$1,291.9	$1,291.9	0.4%
2015	863.1	34.7	832.9	4.5	1,270.5	1,270.5	0.4%
2014	882.6	25.3	861.7	4.4	1,074.1	1,074.1	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

($ millions)	At December 31
	2016	2015	2014
Valuation allowance for deferred tax assets:
Balance at beginning of period	$—	$—	$82.6
Deductions	—	—	82.6
Balance at end of period	$—	$—	$—