Form 10-Q
period 2017-03-31
State Auto Financial CORP
filed 2017-05-03
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒    No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
On April 28, 2017, the Registrant had 42,002,494 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month periods ended March 31, 2017

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,104.7 and $2,095.9, respectively)	$2,123.5	$2,109.3
Equity securities, available-for-sale, at fair value (cost $321.3 and $323.1, respectively)	395.6	382.8
Other invested assets, available-for-sale, at fair value (cost $25.5 and $25.5, respectively)	48.1	45.1
Other invested assets	5.4	5.4
Notes receivable from affiliate	70.0	70.0
Total investments	2,642.6	2,612.6
Cash and cash equivalents	44.8	51.1
Accrued investment income and other assets	46.6	40.0
Deferred policy acquisition costs (affiliated net assumed $47.6 and $50.7, respectively)	124.0	129.8
Reinsurance recoverable on losses and loss expenses payable	4.8	3.6
Prepaid reinsurance premiums	6.0	6.1
Due from affiliate	1.1	—
Current federal income taxes	6.8	6.7
Net deferred federal income taxes	94.9	102.1
Property and equipment, at cost	7.3	7.4
Total assets	$2,978.9	$2,959.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $646.8 and $630.9, respectively)	$1,217.3	$1,181.6
Unearned premiums (affiliated net assumed $222.2 and $220.9, respectively)	606.5	617.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	122.1
Postretirement and pension benefits (affiliated net ceded $38.3 and $40.1, respectively)	71.2	74.4
Due to affiliate	—	2.4
Other liabilities (affiliated net assumed $16.5 and $11.0, respectively)	60.7	69.8
Total liabilities	2,077.8	2,068.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.8 and 48.6 shares issued, respectively, at stated value of $2.50 per share	121.9	121.6
Treasury stock, 6.9 and 6.8 shares, respectively, at cost	(116.7)	(116.5)
Additional paid-in capital	162.6	159.9
Accumulated other comprehensive income (affiliated net ceded $52.8 and $53.7, respectively)	47.9	32.5
Retained earnings	685.4	693.8
Total stockholders’ equity	901.1	891.3
Total liabilities and stockholders’ equity	$2,978.9	$2,959.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2017	2016
Earned premiums (affiliated net assumed $114.8 and $113.4, respectively)	$317.3	$319.9
Net investment income (affiliates $1.2 and $1.2, respectively)	18.7	17.4
Net realized gains on investments:
Total other-than-temporary impairment losses	(2.1)	(3.7)
Other net realized investment gains	9.9	5.0
Total net realized gains on investments	7.8	1.3
Other income from affiliates	0.5	0.6
Total revenues	344.3	339.2

Losses and loss expenses (affiliated net assumed $86.2 and $93.7, respectively)	234.0	225.0
Acquisition and operating expenses (affiliated net assumed $80.3 and $70.6, respectively)	112.2	107.5
Interest expense (affiliates $0.2 and $0.2, respectively)	1.4	1.3
Other expenses	1.9	1.6
Total expenses	349.5	335.4
(Loss) income before federal income taxes	(5.2)	3.8
Federal income tax (benefit) expense:
Current	(0.1)	—
Deferred	(1.0)	0.8
Total federal income tax (benefit) expense	(1.1)	0.8
Net (loss) income	$(4.1)	$3.0
(Loss) earnings per common share:
Basic	$(0.10)	$0.07
Diluted	$(0.10)	$0.07
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2017	2016
Net (loss) income	$(4.1)	$3.0
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	30.8	37.0
Reclassification adjustments for gains realized in net income	(7.8)	(1.3)
Income tax expense	(8.0)	(12.5)
Total net unrealized holding gains on investments	15.0	23.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	2.1	2.4
Income tax expense	(0.3)	(0.4)
Total net unrecognized benefit plan obligations	0.4	0.6
Other comprehensive income	15.4	23.8
Comprehensive income	$11.3	$26.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4.1)	$3.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	3.1	4.4
Share-based compensation	1.7	1.4
Net realized gains on investments	(7.8)	(1.3)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	5.8	1.6
Accrued investment income and other assets	(0.5)	(3.7)
Postretirement and pension benefits	(2.9)	(1.8)
Other liabilities and due to/from affiliates, net	(14.0)	4.9
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(1.1)	(0.1)
Losses and loss expenses payable	35.7	30.5
Unearned premiums	(11.3)	(15.5)
Federal income taxes	(0.9)	1.1
Net cash provided by operating activities	3.7	24.5
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(120.5)	(160.6)
Purchases of equity securities available-for-sale	(39.0)	(30.8)
Purchases of other invested assets	(0.2)	(0.4)
Maturities, calls and pay downs of fixed maturities available-for-sale	54.1	60.8
Sales of fixed maturities available-for-sale	50.7	75.8
Sales of equity securities available-for-sale	47.6	23.6
Sales of other invested assets available-for-sale	0.3	0.2
Net cash used in investing activities	(7.0)	(31.4)
Cash flows from financing activities:
Proceeds from issuance of common stock	1.5	0.8
Payments to acquire treasury stock	(0.2)	(0.2)
Payment of dividends	(4.3)	(4.1)
Net cash used in financing activities	(3.0)	(3.5)
Net decrease in cash and cash equivalents	(6.3)	(10.4)
Cash and cash equivalents at beginning of period	51.1	58.1
Cash and cash equivalents at end of period	$44.8	$47.7
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.4	$1.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, (the “2016 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2016 Form 10-K.
Adoption of Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively at January 1, 2017. Prior periods were not adjusted and it did not have a material impact on the condensed consolidated financial statements for the thee month period ended March 31, 2017.
Pending Adoption of Recent Accounting Pronouncements
For information regarding accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2017 and December 31, 2016:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$441.3	$9.9	$(5.7)	$445.5
Obligations of states and political subdivisions	607.3	14.1	(2.3)	619.1
Corporate securities	431.6	6.3	(1.7)	436.2
U.S. government agencies mortgage-backed securities	624.5	7.9	(9.7)	622.7
Total fixed maturities	2,104.7	38.2	(19.4)	2,123.5
Equity securities:
Large-cap securities	97.4	39.3	(0.2)	136.5
Small-cap securities	56.0	20.5	—	76.5
Mutual and exchange traded funds	167.9	14.8	(0.1)	182.6
Total equity securities	321.3	74.6	(0.3)	395.6
Other invested assets	25.5	22.6	—	48.1
Total available-for-sale securities	$2,451.5	$135.4	$(19.7)	$2,567.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	$(6.1)	$404.7
Obligations of states and political subdivisions	634.6	12.3	(3.2)	643.7
Corporate securities	445.7	6.1	(2.2)	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	(10.9)	611.3
Total fixed maturities	2,095.9	35.8	(22.4)	2,109.3
Equity securities:
Large-cap securities	108.9	32.7	(2.6)	139.0
Small-cap securities	57.2	21.9	—	79.1
Mutual and exchange traded funds	157.0	8.5	(0.8)	164.7
Total equity securities	323.1	63.1	(3.4)	382.8
Other invested assets	25.5	19.6	—	45.1
Total available-for-sale securities	$2,444.5	$118.5	$(25.8)	$2,537.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$257.0	$(5.7)	35	$—	$—	—	$257.0	$(5.7)	35
Obligations of states and political subdivisions	126.6	(2.3)	17	—	—	—	126.6	(2.3)	17
Corporate securities	114.0	(1.3)	17	15.7	(0.4)	3	129.7	(1.7)	20
U.S. government agencies mortgage-backed securities	347.5	(8.9)	49	20.0	(0.8)	9	367.5	(9.7)	58
Total fixed maturities	845.1	(18.2)	118	35.7	(1.2)	12	880.8	(19.4)	130
Equity securities:
Large-cap equity securities	1.3	—	2	4.6	(0.2)	2	5.9	(0.2)	4
Mutual and exchange traded funds	2.4	(0.1)	1	—	—	—	2.4	(0.1)	1
Total equity securities	3.7	(0.1)	3	4.6	(0.2)	2	8.3	(0.3)	5
Total temporarily impaired securities	$848.8	$(18.3)	121	$40.3	$(1.4)	14	$889.1	$(19.7)	135

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.1	$(6.1)	30	$—	$—	—	$229.1	$(6.1)	30
Obligations of states and political subdivisions	178.9	(3.2)	26	—	—	—	178.9	(3.2)	26
Corporate securities	102.9	(1.4)	16	29.4	(0.8)	4	132.3	(2.2)	20
U.S. government agencies mortgage-backed securities	341.7	(10.1)	43	20.5	(0.8)	11	362.2	(10.9)	54
Total fixed maturities	852.6	(20.8)	115	49.9	(1.6)	15	902.5	(22.4)	130
Equity securities:
Large-cap equity securities	9.1	(0.9)	7	8.8	(1.7)	5	17.9	(2.6)	12
Mutual and exchange traded funds	29.9	(0.8)	2	—	—	—	29.9	(0.8)	2
Total equity securities	39.0	(1.7)	9	8.8	(1.7)	5	47.8	(3.4)	14
Total temporarily impaired securities	$891.6	$(22.5)	124	$58.7	$(3.3)	20	$950.3	$(25.8)	144

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at March 31, 2017, and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Equity securities:
Large-cap securities	$(1.5)	$(0.2)
Small-cap securities	(0.6)	(1.2)
Fixed maturities:	—	(2.3)
Total other-than-temporary impairments	$(2.1)	$(3.7)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$52.1	$52.6
Due after 1 year through 5 years	540.6	546.7
Due after 5 years through 10 years	306.6	310.0
Due after 10 years	580.9	591.5
U.S. government agencies mortgage-backed securities	624.5	622.7
Total	$2,104.7	$2,123.5

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2017, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.3 million and $9.2 million were on deposit with insurance regulators as required by law at March 31, 2017, and December 31, 2016, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Fixed maturities	$15.8	$14.9
Equity securities	1.7	1.5
Cash and cash equivalents, and other	1.5	1.4
Investment income	19.0	17.8
Investment expenses	0.3	0.4
Net investment income	$18.7	$17.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $98.6 million and $99.6 million for the three months ended March 31, 2017, and 2016, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Realized gains:
Fixed maturities	$0.3	$1.5
Equity securities	9.7	4.1
Total realized gains	10.0	5.6
Realized losses:
Equity securities:
Sales	(0.1)	(0.6)
OTTI	(2.1)	(1.4)
Fixed maturities:
OTTI	—	(2.3)
Total realized losses	(2.2)	(4.3)
Net realized gains on investments	$7.8	$1.3
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$5.4	$36.2
Equity securities	14.6	(1.0)
Other invested assets	3.0	0.5
Deferred federal income tax liability	(8.0)	(12.5)
Change in net unrealized holding gains (losses), net of tax	$15.0	$23.2

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2017, and December 31, 2016, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2017, and 2016.
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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $38.4 million and $35.7 million at March 31, 2017, and December 31, 2016, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2017 and December 31, 2016:

($ millions)	Total	Level 1	Level 2	Level 3
March 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$445.5	$—	$445.5	$—
Obligations of states and political subdivisions	619.1	—	619.1	—
Corporate securities	436.2	—	432.6	3.6
U.S. government agencies mortgage-backed securities	622.7	—	622.7	—
Total fixed maturities	2,123.5	—	2,119.9	3.6
Equity securities:
Large-cap securities	136.5	136.5	—	—
Small-cap securities	76.5	76.5	—	—
Mutual and exchange traded funds	182.6	182.6	—	—
Total equity securities	395.6	395.6	—	—
Other invested assets	9.7	9.7	—	—
Total available-for-sale investments	$2,528.8	$405.3	$2,119.9	$3.6

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.7	$—	$404.7	$—
Obligations of states and political subdivisions	643.7	—	643.7	—
Corporate securities	449.6	—	446.1	3.5
U.S. government agencies mortgage-backed securities	611.3	—	611.3	—
Total fixed maturities	2,109.3	—	2,105.8	3.5
Equity securities:
Large-cap securities	139.0	139.0	—	—
Small-cap securities	79.1	79.1	—	—
Mutual and exchange traded funds	164.7	164.7	—	—
Total equity securities	382.8	382.8	—	—
Other invested assets	9.4	9.4	—	—
Total available-for-sale investments	$2,501.5	$392.2	$2,105.8	$3.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2017, and the year ended December 31, 2016, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2017	$3.5
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$3.6

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$3.5

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2017, was $4.9 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	March 31, 2017			December 31, 2016
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.3	7.00%	$70.0	$75.7	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Payable
Included in notes payable are the FHLB Loans and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for loans with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	March 31, 2017			December 31, 2016
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.0	1.73%	$21.5	$21.0	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	85.4	85.3	5.03%	85.4	85.6	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.25%	15.2	15.2	5.13%
Total notes payable	$122.1	$121.5		$122.1	$121.8

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Losses and loss expenses payable, at beginning of period	$1,181.6	$1,053.0
Less: reinsurance recoverable on losses and loss expenses payable	3.6	5.9
Net balance at beginning of period	1,178.0	1,047.1
Incurred related to:
Current year	243.7	215.4
Prior years	(9.7)	9.6
Total incurred	234.0	225.0
Paid related to:
Current year	60.1	52.3
Prior years	139.4	142.8
Total paid	199.5	195.1
Net balance at end of period	1,212.5	1,077.0
Plus: reinsurance recoverable on losses and loss expenses payable	4.8	6.5
Losses and loss expenses payable, at end of period	$1,217.3	$1,083.5

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the three months ended March 31, 2017, of $9.7 million compared to adverse development of $9.6 million for the same 2016 period. Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves were approximately $2.7 million and $2.2 million, respectively, of the 2017 development. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily driven by the commercial insurance segment. The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $7.6 million of favorable development in 2017, driven by other commercial, small commercial package and workers’ compensation of $3.2 million, $2.0 million and $1.9 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. Slightly offsetting the favorable development was adverse development in the personal insurance segment of $2.3 million , driven by homeowners' which contributed $2.8 million of adverse development, primarily from accident year 2016, which included three large losses that occurred in late 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Favorable development of catastrophe reserves was approximately $0.7 million for the three months ended March 31, 2016, and adverse development of unallocated loss adjustment expenses was $1.6 million for the same 2016 period. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.9 million of adverse development, which was driven by programs with adverse development of $3.9 million. Adverse development in programs was primarily due to two programs with commercial auto exposures, both of which are in run-off. The personal insurance segment contributed $3.4 million of the adverse development, driven by personal auto which developed unfavorably by $3.2 million, primarily due to higher than anticipated bodily injury severity from the prior two accident years.
5. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Premiums earned:
Assumed from external insurers and reinsurers	$1.1	$1.4
Assumed under Pooling Arrangement	317.3	319.9
Ceded to external insurers and reinsurers	(6.1)	(6.8)
Ceded under Pooling Arrangement	(202.5)	(206.5)
Net assumed premiums earned	$109.8	$108.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$1.6	$1.1
Assumed under Pooling Arrangement	234.4	225.4
Ceded to external insurers and reinsurers	(2.0)	(1.9)
Ceded under Pooling Arrangement	(148.2)	(131.7)
Net assumed losses and loss expenses incurred	$85.8	$92.9

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2017 and 2016:

($ millions)	2017		2016
Amount at statutory rate	$(1.8)	35.0%	$1.3	35.0%
Tax-exempt interest and dividends received deduction	(1.5)	29.1	(2.0)	(52.8)
Other, net	2.2	(42.4)	1.5	37.8
Federal income tax (benefit) expense and effective rate	$(1.1)	21.7%	$0.8	20.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2017 and 2016:

($ millions)	Pension		Postretirement
	2017	2016	2017	2016
Service cost	$1.7	$1.6	$—	$—
Interest cost	2.9	2.9	0.2	0.2
Expected return on plan assets	(4.2)	(3.7)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	2.0	2.3	0.1	0.1
Net periodic cost (benefit)	$2.4	$3.1	$(1.1)	$(1.1)

The Company contributed $3.3 million to its pension plan for the three months ended March 31, 2017, and expects to contribute an additional $6.5 million in 2017.
8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component ("AOCI"), net of tax, for the three months ended March 31, 2017 and 2016:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5

Other comprehensive income before reclassifications	20.1	—	20.1
Amounts reclassified from AOCI (a)	(5.1)	0.4	(4.7)
Net current period other comprehensive income	15.0	0.4	15.4
Ending balance at March 31, 2017	$77.8	$(29.9)	$47.9

Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive loss before reclassifications	24.0	—	24.0
Amounts reclassified from AOCI (a)	(0.8)	0.6	(0.2)
Net current period other comprehensive income	23.2	0.6	23.8
Ending balance at March 31, 2016	$91.7	$(30.3)	$61.4

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2017 and 2016:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	March 31		Consolidated Statements of Income
	2017	2016
Unrealized gains on available for sale securities	$7.8	$1.3	Realized gain on sale of securities
	7.8	1.3	Total before tax
	(2.7)	(0.5)	Tax expense
	5.1	0.8	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(b)
Net actuarial loss	(2.1)	(2.4)	(b)
	(0.7)	(1.0)	Total before tax
	0.3	0.4	Tax benefit
	(0.4)	(0.6)	Net of tax
Total reclassifications for the period	$4.7	$0.2

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

9. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

($ and shares in millions, except per share amounts)	2017	2016
Numerator:
Net (loss) income for basic (loss) earnings per common share	$(4.1)	$3.0
Denominator:
Weighted average shares for basic net (loss) earnings per common share	41.9	41.4
Effect of dilutive share-based awards	—	0.4
Adjusted weighted average shares for diluted net (loss) earnings per common share	41.9	41.8

Basic net (loss) earnings per common share	$(0.10)	$0.07
Diluted net (loss) earnings per common share	$(0.10)	$0.07

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2017 and 2016:

(shares in millions)	2017	2016
Total number of antidilutive options and awards	0.6	1.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Segment Information
The Company has four reportable segments: personal insurance, commercial insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services.
Effective January 1, 2017, the Company completed the transition of its internal decision-making process to a product management structure. Under this structure, the Company’s principal operating decision makers assess performance based on the underwriting results of individual products. The products within each insurance segment, are as follows:
•Personal Insurance Segment - personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Certain amounts previously reported within the commercial insurance segment due to immateriality and convenience, are now reported in the personal insurance segment. Prior reporting periods have been restated to conform to the new presentation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Revenue from external sources:
Insurance segments
Personal insurance	$152.7	$153.5
Commercial insurance	103.6	111.4
Specialty insurance	61.0	55.0
Total insurance segments	317.3	319.9
Investment operations segment
Net investment income	18.7	17.4
Net realized capital gains	7.8	1.3
Total investment operations segment	26.5	18.7
All other	0.5	0.6
Total revenue from external sources	344.3	339.2
Intersegment revenue	1.5	1.4
Total revenue	345.8	340.6
Reconciling items:
Eliminate intersegment revenue	(1.5)	(1.4)
Total consolidated revenues	$344.3	$339.2
Segment income before federal income tax:
Insurance segments SAP underwriting (loss) gain
Personal insurance	$(10.6)	$4.4
Commercial insurance	(4.9)	(7.4)
Specialty insurance	(8.6)	(8.7)
Total insurance segments (loss) gain	(24.1)	(11.7)
Investment operations segment
Net investment income	18.7	17.4
Net realized capital gains	7.8	1.3
Total investment operations segment	26.5	18.7
All other	0.1	0.1
Total segment income before tax expense	2.5	7.1
Reconciling items:
GAAP expense adjustments	(5.4)	(1.2)
Interest expense on corporate debt	(1.4)	(1.3)
Corporate expenses	(0.9)	(0.8)
Total reconciling items	(7.7)	(3.3)
Total consolidated (loss) income before federal income tax expense	$(5.2)	$3.8

Investable assets attributable to the Company’s investment operations segment totaled $2,687.4 million and $2,663.7 million at March 31, 2017, and December 31, 2016, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2017 and December 31, 2016, and for the consolidated statements of income for the three month periods ended March 31, 2017 and 2016. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2016 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2016 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2016 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
We have four reportable segments: personal insurance, commercial insurance, specialty insurance and investment operations. As of January 1, 2017, we completed the transition of our internal decision-making process to a product management structure under which our principal operating decision makers assess performance based on the underwriting results of individual products. The products within each insurance segment are as follows:
•Personal Insurance Segment - personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Certain amounts previously reported within the commercial insurance segment due to immateriality and convenience, are now reported in the personal insurance segment. Prior reporting periods have been restated to conform to the new presentation.
The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2016 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2017 is set forth in Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax loss for the three months ended March 31, 2017 was $5.2 million compared to pre-tax income of $3.8 million in 2016. The decrease was primarily due to an increase in catastrophe losses and acquisition and operating expenses when compared to the same 2016 period. While the number of weather events classified as catastrophes for the three months ended March 31, 2017 was flat compared to the same period of 2016, the 2017 events were more severe than those experienced in 2016. During the first quarter 2017, widespread storms impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia. The month of March was particularly severe as it accounted for nearly 80% of our catastrophe losses. Slightly more than half of the catastrophe losses for the quarter were in the homeowners line of business.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2017 and 2016:

($ millions, except per share amounts)	2017	2016
GAAP Basis:
Total revenues	$344.3	$339.2
(Loss) income before federal income taxes	$(5.2)	$3.8
Net (loss) income	$(4.1)	$3.0
Basic (loss) earnings per share	$(0.10)	$0.07
Diluted (loss) earnings per share	$(0.10)	$0.07
Stockholders’ equity	$901.1	$908.9
Return on average equity (LTM)	1.5%	3.3%
Book value per share	$21.50	$21.95
Debt to capital ratio	11.9%	10.0%
Cat loss and ALAE ratio	10.8%	4.7%
Non-cat loss and LAE ratio	63.0%	65.6%
Loss and LAE ratio	73.8%	70.3%
Expense ratio	35.4%	33.6%
Combined ratio	109.2%	103.9%
Premium written growth	0.4%	(0.7)%
Investment yield	3.0%	2.9%

SAP Basis:
Cat loss and ALAE ratio	10.8%	4.7%
Non-cat loss and ALAE ratio	57.2%	59.2%
ULAE ratio	5.9%	6.6%
Loss and LAE ratio	73.9%	70.5%
Expense ratio	34.9%	34.8%
Combined ratio	108.8%	105.3%

($ millions)	Twelve months ended March 31
	2017	2016
Net premiums written to surplus	1.5	1.6

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2016 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three months ended March 31, 2017 and 2016:

($ in millions)
March 31, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$141.6	$100.2	$64.3	$306.1
Net earned premiums	152.7	103.6	61.0	317.3
Losses and LAE incurred:
Cat loss and ALAE	24.6	7.5	2.2	34.3
Non-cat loss and ALAE	83.8	55.2	42.5	181.5
Total Loss and ALAE	108.4	62.7	44.7	215.8
ULAE	10.6	6.0	2.0	18.6
Total Loss and LAE	119.0	68.7	46.7	234.4
Underwriting expenses	44.3	39.8	22.9	107.0
Net underwriting loss	$(10.6)	$(4.9)	$(8.6)	$(24.1)

Cat loss and ALAE ratio	16.1%	7.3%	3.6%	10.8%
Non-cat loss and ALAE ratio	54.9%	53.2%	69.6%	57.2%
Total Loss and ALAE ratio	71.0%	60.5%	73.2%	68.0%
ULAE ratio	6.9%	5.8%	3.5%	5.9%
Total Loss and LAE ratio	77.9%	66.3%	76.7%	73.9%
Expense ratio	31.3%	39.6%	35.5%	34.9%
Combined ratio	109.2%	105.9%	112.2%	108.8%

($ in millions)
March 31, 2016	Personal	Commercial	Specialty	Total

Net written premiums	$142.3	$102.1	$60.4	$304.8
Net earned premiums	153.5	111.4	55.0	319.9
Losses and LAE incurred:
Cat loss and ALAE	12.5	2.0	0.5	15.0
Non-cat loss and ALAE	81.2	70.5	37.8	189.5
Total Loss and ALAE	93.7	72.5	38.3	204.5
ULAE	11.5	7.0	2.4	20.9
Total Loss and LAE	105.2	79.5	40.7	225.4
Underwriting expenses	43.9	39.3	23.0	106.2
Net underwriting gain (loss)	$4.4	$(7.4)	$(8.7)	$(11.7)

Cat loss and ALAE ratio	8.1%	1.8%	0.9%	4.7%
Non-cat loss and ALAE ratio	52.9%	63.2%	68.9%	59.2%
Total Loss and ALAE ratio	61.0%	65.0%	69.8%	63.9%
ULAE ratio	7.5%	6.2%	4.6%	6.6%
Total Loss and LAE ratio	68.5%	71.2%	74.4%	70.5%
Expense ratio	30.8%	38.5%	38.0%	34.8%
Combined ratio	99.3%	109.7%	112.4%	105.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our personal insurance segment for the three months ended March 31, 2017 and 2016:
Table 1

($ in millions)
March 31, 2017	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$82.3	$45.2	$9.9	$4.2	$141.6
Net earned premiums	82.9	55.5	9.4	4.9	152.7
Losses and LAE incurred:
Cat loss and ALAE	3.2	18.0	2.4	1.0	24.6
Non-cat loss and ALAE	55.8	22.9	3.5	1.6	83.8
Total Loss and ALAE	59.0	40.9	5.9	2.6	108.4
ULAE	4.7	4.7	0.7	0.5	10.6
Total Loss and LAE	63.7	45.6	6.6	3.1	119.0
Underwriting expenses	23.6	15.5	3.6	1.6	44.3
Net underwriting (loss) gain	$(4.4)	$(5.6)	$(0.8)	$0.2	$(10.6)

Cat loss and ALAE ratio	3.9%	32.5%	25.6%	18.9%	16.1%
Non-cat loss and ALAE ratio	67.4%	41.2%	37.4%	34.0%	54.9%
Total Loss and ALAE ratio	71.3%	73.7%	63.0%	52.9%	71.0%
ULAE ratio	5.6%	8.5%	7.1%	9.0%	6.9%
Total Loss and LAE ratio	76.9%	82.2%	70.1%	61.9%	77.9%
Expense ratio	28.7%	34.3%	36.6%	38.6%	31.3%
Combined ratio	105.6%	116.5%	106.7%	100.5%	109.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
March 31, 2016	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$80.5	$48.1	$9.0	$4.7	$142.3
Net earned premiums	82.3	57.3	8.6	5.3	153.5
Losses and LAE incurred:
Cat loss and ALAE	1.3	10.6	0.4	0.2	12.5
Non-cat loss and ALAE	56.0	18.8	3.3	3.1	81.2
Total Loss and ALAE	57.3	29.4	3.7	3.3	93.7
ULAE	6.3	4.3	0.5	0.4	11.5
Total Loss and LAE	63.6	33.7	4.2	3.7	105.2
Underwriting expenses	22.4	16.3	3.2	2.0	43.9
Net underwriting (loss) gain	$(3.7)	$7.3	$1.2	$(0.4)	$4.4

Cat loss and ALAE ratio	1.6%	18.5%	4.5%	3.4%	8.1%
Non-cat loss and ALAE ratio	68.0%	32.8%	38.5%	58.3%	52.9%
Total Loss and ALAE ratio	69.6%	51.3%	43.0%	61.7%	61.0%
ULAE ratio	7.6%	7.6%	6.1%	7.6%	7.5%
Total Loss and LAE ratio	77.2%	58.9%	49.1%	69.3%	68.5%
Expense ratio	27.9%	33.8%	36.4%	40.1%	30.8%
Combined ratio	105.1%	92.7%	85.5%	109.4%	99.3%

The personal insurance segment's net written premiums for the three months ended March 31, 2017, decreased slightly compared to the same 2016 period (Tables 1 - 2). Rate actions implemented on our personal auto product throughout 2016 to improve profitability contributed to overall net written premium growth, despite a decline in policies in force. Personal auto new business counts were up for the first quarter 2017 when compared to the same 2016 period. Homeowners net written premium declined for the first quarter 2017 reflecting lower new business counts and policies in force when compared to the same 2016 period. Growth in farm & ranch continued, with increases in both net written premium and policies in force compared to the same 2016 period. Throughout 2016, we increased the number of personal lines agency appointments and conducted pricing reviews designed to improve personal lines production.
The personal insurance segment's SAP catastrophe loss ratio for the three months ended March 31, 2017, was 16.1% compared to 8.1% for the same 2016 period (Tables 1 - 2). The personal insurance segment's SAP catastrophe loss ratio was impacted by the catastrophe events discussed above.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, was 54.9% compared to 52.9% for the same 2016 period (Tables 1 - 2). The 2.0 point increase in the SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, compared to the same 2016 period was due to an 8.4 point increase in the homeowners SAP non-catastrophe loss and ALAE ratio. Homeowners results for the quarter were impacted by 5.1 points of adverse development of prior accident year loss and ALAE estimates, primarily from accident year 2016, which included three individual losses occurring in late 2016. The personal auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, improved 0.6 points compared to the same 2016 period. The 2017 current accident year loss ratio for the three months ended March 31, 2017 increased 3.9 points compared to the current accident year loss ratio for the same 2016 period. Throughout 2016 we increased ultimate loss estimates for the 2016 accident year as severity trends continued to increase. The current accident year increase was offset by favorable development of prior accident year loss and ALAE estimates of 0.7 points compared to 3.8 points of adverse development of prior accident losses for the same 2016 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our commercial insurance segment the three months ended March 31, 2017 and 2016:
Table 3

($ in millions)
March 31, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$18.4	$30.5	$25.8	$21.7	3.8	$100.2
Net earned premiums	19.5	31.3	27.0	21.5	4.3	103.6
Losses and LAE incurred:
Cat loss and ALAE	0.3	4.1	3.1	—	—	7.5
Non-cat loss and ALAE	12.9	13.7	17.0	12.7	(1.1)	55.2
Total Loss and ALAE	13.2	17.8	20.1	12.7	(1.1)	62.7
ULAE	1.1	0.9	1.6	2.2	0.2	6.0
Total Loss and LAE	14.3	18.7	21.7	14.9	(0.9)	68.7
Underwriting expenses	7.6	13.3	10.0	6.9	2.0	39.8
Net underwriting (loss) gain	$(2.4)	$(0.7)	$(4.7)	$(0.3)	3.2	$(4.9)

Cat loss and ALAE ratio	1.6%	13.0%	11.6%	—%	—%	7.3%
Non-cat loss and ALAE ratio	66.0%	44.0%	63.1%	58.9%	(25.5)%	53.2%
Total Loss and ALAE ratio	67.6%	57.0%	74.7%	58.9%	(25.5)%	60.5%
ULAE ratio	6.1%	2.8%	5.7%	10.3%	4.8%	5.8%
Total Loss and LAE ratio	73.7%	59.8%	80.4%	69.2%	(20.7)%	66.3%
Expense ratio	41.2%	43.5%	38.5%	31.9%	51.7%	39.6%
Combined ratio	114.9%	103.3%	118.9%	101.1%	31.0%	105.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
March 31, 2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$19.8	$31.3	$24.3	$22.8	$3.9	$102.1
Net earned premiums	23.7	32.2	28.2	23.0	4.3	111.4
Losses and LAE incurred:
Cat loss and ALAE	0.1	1.2	0.7	—	—	2.0
Non-cat loss and ALAE	16.3	19.3	18.4	14.5	2.0	70.5
Total Loss and ALAE	16.4	20.5	19.1	14.5	2.0	72.5
ULAE	1.0	1.9	1.5	2.2	0.4	7.0
Total Loss and LAE	17.4	22.4	20.6	16.7	2.4	79.5
Underwriting expenses	7.4	12.5	10.7	7.0	1.7	39.3
Net underwriting (loss) gain	$(1.1)	$(2.7)	$(3.1)	$(0.7)	$0.2	$(7.4)

Cat loss and ALAE ratio	0.6%	3.8%	2.3%	—%	—%	1.8%
Non-cat loss and ALAE ratio	68.8%	59.8%	65.3%	62.9%	46.9%	63.2%
Total Loss and ALAE ratio	69.4%	63.6%	67.6%	62.9%	46.9%	65.0%
ULAE ratio	4.3%	5.6%	5.3%	9.8%	6.8%	6.2%
Total Loss and LAE ratio	73.7%	69.2%	72.9%	72.7%	53.7%	71.2%
Expense ratio	37.2%	40.0%	44.0%	30.7%	43.6%	38.5%
Combined ratio	110.9%	109.2%	116.9%	103.4%	97.3%	109.7%

Net written premiums for the commercial insurance segment for the three months ended March 31, 2017, decreased 1.9% compared to the same 2016 period (Tables 3 - 4). The decrease was primarily driven by (i) our decision to exit larger account business, (ii) rate actions to improve profitability in commercial auto, and (iii) our focus on underwriting discipline. Despite these actions, new business premiums increased for the three months ended March 31, 2017, for commercial auto, small commercial package and middle market commercial compared to the same 2016 period due primarily to efforts undertaken in 2016 to (i) expand and strengthen our agency relationships, and (ii) reinforce our underwriting appetite for commercial exposures with our agency force.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2017, was 7.3% compared to 1.8% for the same 2016 period (Tables 3 - 4). The commercial insurance segment's SAP catastrophe loss ratio was impacted by the catastrophe events discussed above.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, was 53.2% compared to 63.2% for the same 2016 period (Tables 3 - 4). The SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, improved 10.0 points when compared to the same 2016 period, primarily driven by (i) favorable development of prior accident year losses compared to adverse development in the same 2016 period and (ii) pricing, underwriting and claims improvements implemented throughout the last 18 months, including improved risk classification, rate increases and reductions in claims leakage. The commercial auto ratio for the three months ended March 31, 2017, improved 2.8 points to 66.0% due to favorable development of prior accident year losses of $1.5 million. The small commercial package SAP non-catastrophe loss and ALAE ratio improved 15.8 points to 44.0% for the three months ended March 31, 2017, compared to the same 2016 period. The improvement was due to favorable development of prior accident year ultimate loss estimates of $2.0 million compared to adverse development of $1.0 million in the same 2016 period. The middle market commercial SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, was 63.1% compared to 65.3% for the same 2016 period. The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, was 58.9% compared to 62.9% for the same 2016 period. The 4.0 point improvement was due to greater favorable development of prior accident year losses for the three months ended March 31, 2017, compared to the same 2016 period. While all accident years prior to 2016 developed favorably, the majority of the development was related to accident year 2015.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our specialty insurance segment for the three months ended March 31, 2017 and 2016:
Table 5

($ in millions)
March 31, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$9.2	$26.7	$28.4	$64.3
Net earned premiums	11.0	23.3	26.7	61.0
Losses and LAE incurred:
Cat loss and ALAE	2.1	—	0.1	2.2
Non-cat loss and ALAE	3.3	17.4	21.8	42.5
Total Loss and ALAE	5.4	17.4	21.9	44.7
ULAE	(0.4)	1.0	1.4	2.0
Total Loss and LAE	5.0	18.4	23.3	46.7
Underwriting expenses	5.1	9.6	8.2	22.9
Net underwriting gain (loss)	$0.9	$(4.7)	$(4.8)	$(8.6)

Cat loss and ALAE ratio	19.5%	(0.1)%	0.4%	3.6%
Non-cat loss and ALAE ratio	29.7%	74.6%	81.6%	69.6%
Total Loss and ALAE ratio	49.2%	74.5%	82.0%	73.2%
ULAE ratio	(3.4)%	4.3%	5.5%	3.5%
Total Loss and LAE ratio	45.8%	78.8%	87.5%	76.7%
Expense ratio	54.9%	35.9%	28.8%	35.5%
Combined ratio	100.7%	114.7%	116.3%	112.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
March 31, 2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$6.3	$22.1	$32.0	$60.4
Net earned premiums	9.8	20.2	25.0	55.0
Losses and LAE incurred:
Cat loss and ALAE	0.4	—	0.1	0.5
Non-cat loss and ALAE	3.0	12.5	22.3	37.8
Total Loss and ALAE	3.4	12.5	22.4	38.3
ULAE	0.3	0.8	1.3	2.4
Total Loss and LAE	3.7	13.3	23.7	40.7
Underwriting expenses	4.5	7.8	10.7	23.0
Net underwriting gain (loss)	$1.6	$(0.9)	$(9.4)	$(8.7)

Cat loss and ALAE ratio	4.4%	—%	0.2%	0.9%
Non-cat loss and ALAE ratio	30.5%	62.2%	89.6%	68.9%
Total Loss and ALAE ratio	34.9%	62.2%	89.8%	69.8%
ULAE ratio	2.8%	4.1%	5.6%	4.6%
Total Loss and LAE ratio	37.7%	66.3%	95.4%	74.4%
Expense ratio	70.7%	35.4%	33.4%	38.0%
Combined ratio	108.4%	101.7%	128.8%	112.4%

Net written premiums for the specialty insurance segment for the three months ended March 31, 2017, increased 6.5% compared to the same 2016 period (Tables 5 - 6). The increase was primarily driven by new business growth in E&S property and E&S casualty slightly offset by lower programs net written premium as a result of our decision to exit program business. The expansion of our internal underwriting team in the fourth quarter of 2016 contributed to the E&S property growth. The growth within E&S casualty was primarily due to increased production from our umbrella and gas & propane distribution underwriting teams.
The specialty insurance segment’s SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2017, increased 2.7 points compared to the same 2016 period (Tables 5 - 6). The specialty insurance segment's SAP catastrophe loss ratio was impacted by the catastrophe events discussed above.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2017, increased 0.7 points compared to the same 2016 period (Tables 5 - 6). During the first quarter 2017, ultimate loss estimates for prior accident years increased $0.5 million, compared to $4.9 million for the same 2016 period. Higher ultimate loss estimates for current accident year losses offset the improvement in prior accident year loss development. The higher ultimate loss estimates for the current accident year reflect higher severity from habitational risks within our general liability book.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by product for the three months ended March 31, 2017 and 2016:

($ millions)	Three months ended March 31
	2017	2016	$ Change
	Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$0.6	$(3.2)	$3.8
Homeowners	(2.8)	(0.1)	(2.7)
Farm & Ranch	—	0.1	(0.1)
Other Personal	(0.1)	(0.2)	0.1
Total Personal Insurance Segment	(2.3)	(3.4)	1.1

Commercial Insurance Segment:
Commercial Auto	1.5	—	1.5
Small Commercial Package	2.0	(1.0)	3.0
Middle Market Commercial	(1.0)	(0.5)	(0.5)
Workers' Compensation	1.9	0.9	1.0
Other Commercial	3.2	0.2	3.0
Total Commercial Insurance Segment	7.6	(0.4)	8.0

Specialty Insurance Segment:
E&S Property	(0.4)	(0.3)	(0.1)
E&S Casualty	0.2	(0.7)	0.9
Programs	(0.3)	(3.9)	3.6
Total Specialty Insurance Segment	(0.5)	(4.9)	4.4

Cat Loss and ALAE	2.2	0.7	1.5
ULAE	2.7	(1.6)	4.3
Total	$9.7	$(9.6)	$19.3

For further information, see the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at March 31, 2017 and December 31, 2016:

($ millions)	March 31, 2017	December 31, 2016	$ Change
Personal Insurance Segment:
Personal Auto	$192.3	$192.7	$(0.4)
Homeowners	64.5	50.0	14.5
Farm & Ranch	15.9	14.3	1.6
Other Personal	10.4	8.8	1.6
Total Personal Insurance Segment	283.1	265.8	17.3
Commercial Insurance Segment:
Commercial Auto	100.4	98.3	2.1
Small Commercial Package	122.8	126.2	(3.4)
Middle Market Commercial	163.8	157.7	6.1
Workers’ Compensation	188.3	185.6	2.7
Other Commercial	21.8	23.4	(1.6)
Total Commercial Insurance Segment	597.1	591.2	5.9
Specialty insurance segment:
E&S Property	27.8	29.8	(2.0)
E&S Casualty	148.5	137.4	11.1
Programs	156.0	153.8	2.2
Total Specialty Insurance Segment	332.3	321.0	11.3
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,212.5	$1,178.0	$34.5

Losses and loss expenses payable increased $34.5 million since December 31, 2016, primarily due to exposure growth and higher current accident year loss estimates in E&S casualty and the first quarter 2017 catastrophe losses discussed above.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2016 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios was 35.4% for the three months ended March 31, 2017, compared to 33.6% for the same 2016 period. The 1.8 point increase when compared to the same 2016 period is primarily due to (i) the impact of our technology investments and (ii) a decrease in the deferral rate of certain underwriting expenses.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At March 31, 2017, there was one fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2016 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2017 and December 31, 2016:

($ millions)	March 31, 2017	% of Total	December 31, 2016	% of Total
Cash and cash equivalents	$44.8	1.7	$51.1	1.9
Fixed maturities, at fair value:
Fixed maturities	1,951.6	72.6	1,947.5	73.1
Treasury inflation-protected securities	171.9	6.4	161.8	6.1
Total fixed maturities	2,123.5	79.0	2,109.3	79.2
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.6
Equity securities, at fair value:
Large-cap securities	136.5	5.1	139.0	5.2
Small-cap securities	76.5	2.8	79.1	3.0
Mutual and exchange traded funds	182.6	6.8	164.7	6.2
Total equity securities	395.6	14.7	382.8	14.4
Other invested assets, at fair value:
International funds	38.4	1.4	35.7	1.3
Other invested assets	9.7	0.4	9.4	0.4
Total other invested assets, at fair value	48.1	1.8	45.1	1.7
Other invested assets, at cost	5.4	0.2	5.4	0.2
Total portfolio	$2,687.4	100.0	$2,663.7	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$52.1	$52.6
Due after 1 year through 5 years	540.6	546.7
Due after 5 years through 10 years	306.6	310.0
Due after 10 years	580.9	591.5
U.S. government agencies mortgage-backed securities	624.5	622.7
Total	$2,104.7	$2,123.5

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.65 and 4.45 as of March 31, 2017, and December 31, 2016, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2017 and 2016:

($ millions)	2017	2016
Gross investment income:
Fixed maturities	$15.8	$14.9
Equity securities	1.7	1.5
Other	1.5	1.4
Total gross investment income	19.0	17.8
Less: Investment expenses	0.3	0.4
Net investment income	$18.7	$17.4

Average invested assets (at cost)	$2,405.7	$2,268.7
Annualized investment yield	3.0%	2.9%
Annualized investment yield, after tax	2.3%	2.2%
Net investment income, after tax	$13.7	$13.3
Effective tax rate	26.8%	23.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three months ended March 31, 2017 and 2016:

($ in millions)	2017		2016
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.3	$50.7	$1.5	$75.8
Equity securities	9.7	45.1	4.1	20.4
Other invested assets	—	0.3	—	0.2
Total realized gains	10.0	96.1	5.6	96.4
Realized losses:
Equity securities:
Sales	(0.1)	2.5	(0.6)	3.2
OTTI	(2.1)	—	(1.4)	—
Fixed maturities
OTTI	—	—	(2.3)	—
Total realized losses	(2.2)	2.5	(4.3)	3.2
Net realized gains on investments	$7.8	$98.6	$1.3	$99.6

Net realized gains increased $6.5 million for the three months ended March 31, 2017, when compared to the same 2016 period, driven by sales in the U.S. large-cap portfolio.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2016 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three months ended March 31, 2017, and we recognized $2.3 million of OTTI on our fixed maturity portfolio for the three months ended March 31, 2016.
When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2016 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2017 and 2016:

($ millions, except # of positions)	2017		2016
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(1.5)	1	$(0.2)
Small-cap securities	10	(0.6)	10	(1.2)
Fixed maturities	—	—	1	(2.3)
Total other-than-temporary impairments	11	$(2.1)	12	$(3.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2017, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2017:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$441.3	$9.9	20	$(5.7)	35	$445.5
Obligations of states and political subdivisions	607.3	14.1	146	(2.3)	17	619.1
Corporate securities	431.6	6.3	57	(1.7)	20	436.2
U.S. government agencies mortgage-backed securities	624.5	7.9	47	(9.7)	58	622.7
Total fixed maturities	2,104.7	38.2	270	(19.4)	130	2,123.5
Equity securities:
Large-cap securities	97.4	39.3	42	(0.2)	4	136.5
Small-cap securities	56.0	20.5	73	—	—	76.5
Mutual and exchange traded funds	167.9	14.8	11	(0.1)	1	182.6
Total equity securities	321.3	74.6	126	(0.3)	5	395.6
Other invested assets	25.5	22.6	2	—	—	48.1
Total available-for-sale investments	$2,451.5	$135.4	398	$(19.7)	135	$2,567.2

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at March 31, 2017, and December 31, 2016, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2017:

($ millions)	March 31, 2017	December 31, 2016	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$18.8	$13.4	$5.4
Equity securities	74.3	59.7	14.6
Other invested assets	22.6	19.6	3.0
Unrealized gains	115.7	92.7	23.0
Net deferred federal income tax liability	(37.9)	(29.9)	(8.0)
Unrealized gains, net of tax	$77.8	$62.8	$15.0

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2017, and December 31, 2016.
As of March 31, 2017, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2017 and 2016, respectively.

($ millions)	2017	2016
(Loss) income before federal income taxes	$(5.2)	$3.8
Federal income tax (benefit) expense:
Current	(0.1)	—
Deferred	(1.0)	0.8
Total federal income tax (benefit) expense	(1.1)	0.8
Net (loss) income	$(4.1)	$3.0

The effective tax rate was 21.7% for the three months ended March 31, 2017, compared to 20.0% for the same 2016 period. For additional information, see Note 6 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2017.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2017, and December 31, 2016, we had $44.8 million and $51.1 million, respectively, in cash and cash equivalents, and $2,567.2 million and $2,537.2 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.3 million and $9.2 million of securities on deposit with insurance regulators as required by law at March 31, 2017, and December 31, 2016; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash provided by operating activities was $3.7 million and $24.5 million for the three months ended March 31, 2017, and 2016, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash used in investing activities was $7.0 million and $31.4 million for the three months ended March 31, 2017, and 2016, respectively. The change was primarily driven by (i) a decrease in fixed maturity purchases, (ii) less proceeds from sales of fixed maturities, and (iii) an increase in proceeds from sales of equity securities when compared to the same 2016 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash used in financing activities was $3.0 million and $3.5 million for the three months ended March 31, 2017, and 2016 respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of March 31, 2017, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
FHLB Loans
State Auto P&C has outstanding two term loans with the FHLB in the principal amounts of $21.5 million and $85.0 million, respectively (the “2016 FHLB Loan” and "2013 FHLB Loan", respectively). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2013 FHLB Loan is a 20-year term loan that may be currently called (prepaid) at any time with no prepayment penalty. The interest rate is fixed over the term of the loan at 5.03%. The 2013 and 2016 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2017, and 2016 were 5.25% and 4.53%, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For a discussion of our other reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance Arrangements” in Item 7 of the 2016 Form 10-K.
Regulatory Considerations
At March 31, 2017, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Improvements to Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance prospectively at January 1, 2017. Prior periods were not adjusted and it did not have a material impact on the condensed consolidated financial statements for the thee month period ended March 31, 2017.
CREDIT AND FINANCIAL STRENGTH RATINGS
There were no changes to our credit or financial strength ratings during the first quarter of 2017.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2016 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2016 Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2016 Form 10-K under Part I, Item 1A – Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
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

State Auto Financial Corporation

Date: May 3, 2017	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)