Form 10-Q
period 2017-06-30
State Auto Financial CORP
filed 2017-08-08
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐    No   ☒
On July 28, 2017, the Registrant had 42,069,515 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2017

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,138.3 and $2,095.9, respectively)	$2,167.1	$2,109.3
Equity securities, available-for-sale, at fair value (cost $321.5 and $323.1, respectively)	391.4	382.8
Other invested assets, available-for-sale, at fair value (cost $25.6 and $25.5, respectively)	50.6	45.1
Other invested assets	5.6	5.4
Notes receivable from affiliate	70.0	70.0
Total investments	2,684.7	2,612.6
Cash and cash equivalents	48.8	51.1
Accrued investment income and other assets	39.7	40.0
Deferred policy acquisition costs (affiliated net assumed $47.0 and $50.7, respectively)	125.0	129.8
Reinsurance recoverable on losses and loss expenses payable	2.7	3.6
Prepaid reinsurance premiums	6.0	6.1
Due from affiliate	22.9	—
Current federal income taxes	6.6	6.7
Net deferred federal income taxes	88.9	102.1
Property and equipment, at cost	7.2	7.4
Total assets	$3,032.5	$2,959.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $660.5 and $630.9, respectively)	$1,233.6	$1,181.6
Unearned premiums (affiliated net assumed $234.9 and $220.9, respectively)	627.4	617.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	122.1
Pension and postretirement benefits (affiliated net ceded $36.4 and $40.1, respectively)	67.6	74.4
Due to affiliate	—	2.4
Other liabilities (affiliated net assumed $17.9 and $11.0, respectively)	67.4	69.8
Total liabilities	2,118.1	2,068.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 48.9 and 48.6 shares issued, respectively, at stated value of $2.50 per share	122.2	121.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.7)	(116.5)
Additional paid-in capital	165.6	159.9
Accumulated other comprehensive income (affiliated net ceded $51.9 and $53.7, respectively)	53.4	32.5
Retained earnings	689.9	693.8
Total stockholders’ equity	914.4	891.3
Total liabilities and stockholders’ equity	$3,032.5	$2,959.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2017	2016
Earned premiums (affiliated net assumed $118.1 and $117.6, respectively)	$320.1	$322.4
Net investment income (affiliates $1.2 and $1.2, respectively)	19.1	19.1
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(0.8)	(0.6)
Other net realized investment gains	16.6	7.1
Total net realized gains on investments	15.8	6.5
Other income from affiliates	0.7	0.5
Total revenues	355.7	348.5

Losses and loss expenses (affiliated net assumed $83.4 and $86.8, respectively)	230.4	262.9
Acquisition and operating expenses (affiliated net assumed $71.8 and $68.4, respectively)	109.9	107.2
Interest expense (affiliates $0.2 and $0.2, respectively)	1.5	1.4
Other expenses	2.0	2.1
Total expenses	343.8	373.6
Income (loss) before federal income taxes	11.9	(25.1)
Federal income tax expense (benefit):
Current	0.2	—
Deferred	3.0	(0.5)
Total federal income tax expense (benefit)	3.2	(0.5)
Net income (loss)	$8.7	$(24.6)
Earnings (loss) per common share:
Basic	$0.21	$(0.59)
Diluted	$0.21	$(0.59)
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2017	2016
Earned premiums (affiliated net assumed $232.9 and $231.0, respectively)	$637.4	$642.3
Net investment income (affiliates $2.4 and $2.4, respectively)	37.8	36.5
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(2.9)	(4.3)
Other net realized investment gains	26.5	12.1
Total net realized gains on investments	23.6	7.8
Other income from affiliates	1.2	1.1
Total revenues	700.0	687.7

Losses and loss expenses (affiliated net assumed $169.6 and $180.5, respectively)	464.4	487.9
Acquisition and operating expenses (affiliated net assumed $152.1 and $138.9, respectively)	222.1	214.7
Interest expense (affiliates $0.4 and $0.4, respectively)	2.9	2.7
Other expenses	3.9	3.7
Total expenses	693.3	709.0
Income (loss) before federal income taxes	6.7	(21.3)
Federal income tax expense:
Current	0.1	—
Deferred	2.0	0.3
Total federal income tax expense	2.1	0.3
Net income (loss)	$4.6	$(21.6)
Earnings (loss) per common share:
Basic	$0.11	$(0.52)
Diluted	$0.11	$(0.52)
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2017	2016
Net income (loss)	$8.7	$(24.6)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	23.8	38.2
Reclassification adjustments for gains realized in net income	(15.8)	(6.5)
Income tax expense	(2.8)	(11.1)
Total net unrealized holding gains on investments	5.2	20.6
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)	(1.4)
Net actuarial loss	1.9	2.3
Income tax expense	(0.2)	(0.2)
Total net unrecognized benefit plan obligations	0.3	0.7
Other comprehensive income	5.5	21.3
Comprehensive income (loss)	$14.2	$(3.3)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2017	2016
Net income (loss)	$4.6	$(21.6)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	54.6	75.2
Reclassification adjustments for gains realized in net income	(23.6)	(7.8)
Income tax expense	(10.8)	(23.6)
Total net unrealized holding gains on investments	20.2	43.8
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(2.8)	(2.8)
Net actuarial loss	4.0	4.7
Income tax expense	(0.5)	(0.6)
Total net unrecognized benefit plan obligations	0.7	1.3
Other comprehensive income	20.9	45.1
Comprehensive income	$25.5	$23.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2017	2016
Cash flows from operating activities:
Net income (loss)	$4.6	$(21.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	6.1	7.4
Share-based compensation	2.8	2.2
Net realized gains on investments	(23.6)	(7.8)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	4.8	(2.7)
Accrued investment income and other assets	0.1	(0.4)
Postretirement and pension benefits	(6.0)	(3.8)
Other liabilities and due to/from affiliates, net	(32.5)	(27.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.0	0.7
Losses and loss expenses payable	52.0	90.2
Unearned premiums	9.6	7.4
Deferred tax expense (benefit) on share-based awards	1.3	(0.3)
Federal income taxes	1.2	1.0
Net cash provided by operating activities	21.4	44.5
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(244.5)	(292.0)
Purchases of equity securities available-for-sale	(69.0)	(45.0)
Purchases of other invested assets	(0.7)	(0.7)
Maturities, calls and pay downs of fixed maturities available-for-sale	94.5	101.2
Sales of fixed maturities available-for-sale	108.2	126.4
Sales of equity securities available-for-sale	91.9	65.0
Sales of other invested assets available-for-sale	0.5	0.4
Net cash used in investing activities	(19.1)	(44.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	4.1	3.3
Payments to acquire treasury stock	(0.2)	(0.2)
Payment of dividends	(8.5)	(8.3)
Deferred tax expense (benefit) on share-based awards	—	0.3
Net cash used in financing activities	(4.6)	(4.9)
Net decrease in cash and cash equivalents	(2.3)	(5.1)
Cash and cash equivalents at beginning of period	51.1	58.1
Cash and cash equivalents at end of period	$48.8	$53.0
Supplemental disclosures:
Interest paid (affiliates $0.4 and $0.4, respectively)	$2.8	$2.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, (the “2016 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2016 Form 10-K.
Adoption of Recent Accounting Pronouncements
Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively at January 1, 2017, and prior periods were not adjusted. For the three and six months ended June 30, 2017, the Company recognized $1.3 million of income tax expense as a result of adopting this guidance.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2017 and December 31, 2016:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$437.5	$7.8	$(4.8)	$440.5
Obligations of states and political subdivisions	613.1	19.4	(0.8)	631.7
Corporate securities	481.3	6.1	(1.2)	486.2
U.S. government agencies mortgage-backed securities	606.4	9.7	(7.4)	608.7
Total fixed maturities	2,138.3	43.0	(14.2)	2,167.1
Equity securities:
Large-cap securities	80.6	34.1	(0.4)	114.3
Small-cap securities	53.0	19.1	—	72.1
Mutual and exchange traded funds	187.9	19.7	(2.6)	205.0
Total equity securities	321.5	72.9	(3.0)	391.4
Other invested assets	25.6	25.0	—	50.6
Total available-for-sale securities	$2,485.4	$140.9	$(17.2)	$2,609.1

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	$(6.1)	$404.7
Obligations of states and political subdivisions	634.6	12.3	(3.2)	643.7
Corporate securities	445.7	6.1	(2.2)	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	(10.9)	611.3
Total fixed maturities	2,095.9	35.8	(22.4)	2,109.3
Equity securities:
Large-cap securities	108.9	32.7	(2.6)	139.0
Small-cap securities	57.2	21.9	—	79.1
Mutual and exchange traded funds	157.0	8.5	(0.8)	164.7
Total equity securities	323.1	63.1	(3.4)	382.8
Other invested assets	25.5	19.6	—	45.1
Total available-for-sale securities	$2,444.5	$118.5	$(25.8)	$2,537.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$262.4	$(4.8)	33	$—	$—	—	$262.4	$(4.8)	33
Obligations of states and political subdivisions	68.3	(0.8)	9	—	—	—	68.3	(0.8)	9
Corporate securities	103.7	(1.0)	17	15.9	(0.2)	3	119.6	(1.2)	20
U.S. government agencies mortgage-backed securities	295.5	(6.4)	40	30.4	(1.0)	13	325.9	(7.4)	53
Total fixed maturities	729.9	(13.0)	99	46.3	(1.2)	16	776.2	(14.2)	115
Equity securities:
Large-cap equity securities	3.9	(0.3)	4	4.6	(0.1)	2	8.5	(0.4)	6
Mutual and exchange traded funds	52.8	(2.6)	1	—	—	—	52.8	(2.6)	1
Total equity securities	56.7	(2.9)	5	4.6	(0.1)	2	61.3	(3.0)	7
Total temporarily impaired securities	$786.6	$(15.9)	104	$50.9	$(1.3)	18	$837.5	$(17.2)	122

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.1	$(6.1)	30	$—	$—	—	$229.1	$(6.1)	30
Obligations of states and political subdivisions	178.9	(3.2)	26	—	—	—	178.9	(3.2)	26
Corporate securities	102.9	(1.4)	16	29.4	(0.8)	4	132.3	(2.2)	20
U.S. government agencies mortgage-backed securities	341.7	(10.1)	43	20.5	(0.8)	11	362.2	(10.9)	54
Total fixed maturities	852.6	(20.8)	115	49.9	(1.6)	15	902.5	(22.4)	130
Equity securities:
Large-cap equity securities	9.1	(0.9)	7	8.8	(1.7)	5	17.9	(2.6)	12
Mutual and exchange traded funds	29.9	(0.8)	2	—	—	—	29.9	(0.8)	2
Total equity securities	39.0	(1.7)	9	8.8	(1.7)	5	47.8	(3.4)	14
Total temporarily impaired securities	$891.6	$(22.5)	124	$58.7	$(3.3)	20	$950.3	$(25.8)	144

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at June 30, 2017, and determined that no additional other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Equity securities:
Large-cap securities	$—	$—	$(1.5)	$(0.2)
Small-cap securities	(0.8)	(0.6)	(1.4)	(1.8)
Fixed maturities:	—	—	—	(2.3)
Total other-than-temporary impairments	$(0.8)	$(0.6)	$(2.9)	$(4.3)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$45.5	$45.6
Due after 1 year through 5 years	558.6	563.8
Due after 5 years through 10 years	350.6	354.4
Due after 10 years	577.2	594.6
U.S. government agencies mortgage-backed securities	606.4	608.7
Total	$2,138.3	$2,167.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2017, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.3 million and $9.2 million were on deposit with insurance regulators as required by law at June 30, 2017, and December 31, 2016, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Fixed maturities	$15.9	$16.7	$31.7	$31.6
Equity securities	2.0	1.5	3.7	3.0
Cash and cash equivalents, and other	1.5	1.3	3.0	2.7
Investment income	19.4	19.5	38.4	37.3
Investment expenses	0.3	0.4	0.6	0.8
Net investment income	$19.1	$19.1	$37.8	$36.5

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $200.6 million and $191.8 million for the six months ended June 30, 2017, and 2016, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Realized gains:
Fixed maturities	$2.0	$0.6	$2.3	$2.1
Equity securities	14.6	6.6	24.3	10.7
Other invested assets	0.1	0.1	0.1	0.1
Total realized gains	16.7	7.3	26.7	12.9
Realized losses:
Equity securities:
Sales	(0.1)	(0.2)	(0.2)	(0.8)
OTTI	(0.8)	(0.6)	(2.9)	(2.0)
Fixed maturities:
OTTI	—	—	—	(2.3)
Total realized losses	(0.9)	(0.8)	(3.1)	(5.1)
Net realized gains on investments	$15.8	$6.5	$23.6	$7.8
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$10.0	$29.5	$15.4	$65.7
Equity securities	(4.4)	2.8	10.2	1.8
Other invested assets	2.4	(0.6)	5.4	(0.1)
Deferred federal income tax liability	(2.8)	(11.1)	(10.8)	(23.6)
Change in net unrealized holding gains (losses), net of tax	$5.2	$20.6	$20.2	$43.8

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2017, and December 31, 2016, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2017, and 2016.
The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.
Fixed Maturities
The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. The Company regularly selects a random sample of security prices which are compared to one or more alternative pricing sources for reasonableness. Any discrepancies with the pricing are returned to the pricing service for further explanation and, if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company held one corporate fixed maturity security included in Level 3 and estimated its fair value using the present value of the future cash flows. Due to the limited amount of observable market information for this security, the Company included the fair value estimate in Level 3. This security was sold during the second quarter of 2017.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $40.6 million and $35.7 million at June 30, 2017, and December 31, 2016, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2017 and December 31, 2016:

($ millions)	Total	Level 1	Level 2	Level 3
June 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$440.5	$—	$440.5	$—
Obligations of states and political subdivisions	631.7	—	631.7	—
Corporate securities	486.2	—	486.2	—
U.S. government agencies mortgage-backed securities	608.7	—	608.7	—
Total fixed maturities	2,167.1	—	2,167.1	—
Equity securities:
Large-cap securities	114.3	114.3	—	—
Small-cap securities	72.1	72.1	—	—
Mutual and exchange traded funds	205.0	205.0	—	—
Total equity securities	391.4	391.4	—	—
Other invested assets	10.0	10.0	—	—
Total available-for-sale investments	$2,568.5	$401.4	$2,167.1	$—

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.7	$—	$404.7	$—
Obligations of states and political subdivisions	643.7	—	643.7	—
Corporate securities	449.6	—	446.1	3.5
U.S. government agencies mortgage-backed securities	611.3	—	611.3	—
Total fixed maturities	2,109.3	—	2,105.8	3.5
Equity securities:
Large-cap securities	139.0	139.0	—	—
Small-cap securities	79.1	79.1	—	—
Mutual and exchange traded funds	164.7	164.7	—	—
Total equity securities	382.8	382.8	—	—
Other invested assets	9.4	9.4	—	—
Total available-for-sale investments	$2,501.5	$392.2	$2,105.8	$3.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2017, and the year ended December 31, 2016, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2017	$3.5
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$3.6
Total realized gains – included in earnings	1.4
Total unrealized losses – included in other comprehensive income	—
Purchases	—
Sales	(5.0)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2017	$—

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$3.5

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2017, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2017			December 31, 2016
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.6	7.00%	$70.0	$75.7	7.00%

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

($ millions, except interest rates)	June 30, 2017			December 31, 2016
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.1	1.73%	$21.5	$21.0	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	85.4	85.6	5.03%	85.4	85.6	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.40%	15.2	15.2	5.13%
Total notes payable	$122.1	$121.9		$122.1	$121.8

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the six months ended June 30, 2017 and 2016:

($ millions)	2017	2016
Losses and loss expenses payable, at beginning of period	$1,181.6	$1,053.0
Less: reinsurance recoverable on losses and loss expenses payable	3.6	5.9
Net balance at beginning of period	1,178.0	1,047.1
Incurred related to:
Current year	489.8	457.7
Prior years	(25.4)	30.2
Total incurred	464.4	487.9
Paid related to:
Current year	174.3	159.3
Prior years	237.2	238.6
Total paid	411.5	397.9
Net balance at end of period	1,230.9	1,137.1
Plus: reinsurance recoverable on losses and loss expenses payable	2.7	6.1
Losses and loss expenses payable, at end of period	$1,233.6	$1,143.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the six months ended June 30, 2017 of $25.4 million compared to adverse development of $30.2 million for the same 2016 period. Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves were approximately $4.2 million and $1.6 million, respectively, of the 2017 development. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $22.4 million of favorable development in the commercial insurance segment. Slightly offsetting the favorable development was adverse development in the specialty and personal insurance segments of $1.4 million and $1.4 million, respectively. The specialty insurance segment was impacted by $1.6 million of adverse development in E&S property, driven by higher than anticipated severity. In the personal insurance segment, homeowners' contributed $1.9 million of adverse development, primarily from accident year 2016, and other personal contributed $2.1 million of adverse development, driven by higher than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the adverse development was $1.8 million of favorable development in personal auto, primarily driven by lower than anticipated severity emerging from accident years 2014 and 2015.
Favorable development of catastrophe reserves was approximately $1.0 million for the six months ended June 30, 2016, and adverse development of unallocated loss adjustment expenses was $3.1 million for the same 2016 period. Programs, personal auto and commercial auto contributed $12.6 million, $7.9 million and $4.7 million of the adverse development. Adverse development in programs was primarily due to two programs with commercial auto exposures, both of which are in run-off. Adverse development in personal and commercial auto was primarily due to higher than anticipated bodily injury severity from the prior two accident years.
5. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Premiums earned:
Assumed from external insurers and reinsurers	$1.3	$1.0	$2.4	$2.4
Assumed under Pooling Arrangement	320.1	322.4	637.4	642.3
Ceded to external insurers and reinsurers	(6.1)	(6.5)	(12.2)	(13.3)
Ceded under Pooling Arrangement	(202.0)	(204.8)	(404.5)	(411.3)
Net assumed premiums earned	$113.3	$112.1	$223.1	$220.1
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.9	$0.8	$2.5	$1.9
Assumed under Pooling Arrangement	230.8	263.3	465.2	488.7
Ceded to external insurers and reinsurers	1.0	(0.5)	(1.0)	(2.4)
Ceded under Pooling Arrangement	(147.4)	(176.5)	(295.6)	(308.2)
Net assumed losses and loss expenses incurred	$85.3	$87.1	$171.1	$180.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
Amount at statutory rate	$4.1	35.0%	$(8.7)	35.0%	$2.3	35.0%	$(7.4)	35.0%
Tax-exempt interest and dividends received deduction	(1.5)	(12.4)	(1.9)	7.4	(3.0)	(45.1)	(3.9)	18.1
Other, net	(0.7)	(6.9)	10.1	(40.7)	1.5	21.0	11.6	(54.7)
Federal income tax expense (benefit) and effective rate	1.9	15.7%	(0.5)	1.7%	0.8	10.9%	0.3	(1.6)%
Deferred tax expense on share-based awards	1.3		—		1.3		—
Federal income tax expense (benefit)	$3.2		$(0.5)		$2.1		$0.3

7. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2017 and 2016:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2017	2016	2017	2016	2017	2016	2017	2016

Service cost	$1.3	$1.5	$—	$—	$3.0	$3.1	$—	$—
Interest cost	2.8	2.9	0.2	0.2	5.7	5.9	0.4	0.4
Expected return on plan assets	(4.2)	(3.7)	—	—	(8.4)	(7.4)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)	—	—	(2.8)	(2.8)
Net actuarial loss	1.9	2.3	—	—	3.9	4.6	0.1	0.1
Net periodic cost (benefit)	$1.8	$3.0	$(1.2)	$(1.2)	$4.2	$6.2	$(2.3)	$(2.3)

The Company contributed $6.5 million to its pension plan for the six months ended June 30, 2017, and expects to contribute an additional $3.3 million during 2017.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component ("AOCI"), net of tax, for the three and six months ended June 30, 2017 and 2016:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2017	$77.8	$(29.9)	$47.9

Other comprehensive income before reclassifications	15.4	—	15.4
Amounts reclassified from AOCI (a)	(10.2)	0.3	(9.9)
Net current period other comprehensive (loss) income	5.2	0.3	5.5
Ending balance at June 30, 2017	$83.0	$(29.6)	$53.4

Beginning balance at April 1, 2016	$91.7	$(30.3)	$61.4

Other comprehensive loss before reclassifications	24.9	—	24.9
Amounts reclassified from AOCI (a)	(4.3)	0.7	(3.6)
Net current period other comprehensive (loss) income	20.6	0.7	21.3
Ending balance at June 30, 2016	$112.3	$(29.6)	$82.7

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5

Other comprehensive income before reclassifications	35.5	—	35.5
Amounts reclassified from AOCI (a)	(15.3)	0.7	(14.6)
Net current period other comprehensive income	20.2	0.7	20.9
Ending balance at June 30, 2017	$83.0	$(29.6)	$53.4

Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive loss before reclassifications	48.9	—	48.9
Amounts reclassified from AOCI (a)	(5.1)	1.3	(3.8)
Net current period other comprehensive income	43.8	1.3	45.1
Ending balance at June 30, 2016	$112.3	$(29.6)	$82.7

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2017 and 2016:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2017	2016
Unrealized gains on available for sale securities	$15.8	$6.5	Realized gain on sale of securities
	15.8	6.5	Total before tax
	(5.6)	(2.2)	Tax expense
	10.2	4.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	1.4	(b)
Net actuarial loss	(1.9)	(2.3)	(b)
	(0.5)	(0.9)	Total before tax
	0.2	0.2	Tax benefit
	(0.3)	(0.7)	Net of tax
Total reclassifications for the period	$9.9	$3.6

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended		Affected line item in the Condensed
Comprehensive Income Components	June 30		Consolidated Statements of Income
	2017	2016
Unrealized gains on available for sale securities	$23.6	$7.8	Realized gain on sale of securities
	23.6	7.8	Total before tax
	(8.3)	(2.7)	Tax expense
	15.3	5.1	Net of tax
Amortization of benefit plan items
Negative prior service cost	2.8	2.8	(b)
Net actuarial loss	(4.0)	(4.7)	(b)
	(1.2)	(1.9)	Total before tax
	0.5	0.6	Tax benefit
	(0.7)	(1.3)	Net of tax
Total reclassifications for the period	$14.6	$3.8

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Numerator:
Net income (loss) for basic earnings (loss) per common share	$8.7	$(24.6)	$4.6	$(21.6)
Denominator:
Weighted average shares for basic net earnings (loss) per common share	42.1	41.5	42.0	41.4
Effect of dilutive share-based awards	0.4	—	0.5	—
Adjusted weighted average shares for diluted net earnings (loss) per common share	42.5	41.5	42.5	41.4

Basic net earnings (loss) per common share	$0.21	$(0.59)	$0.11	$(0.52)
Diluted net earnings (loss) per common share	$0.21	$(0.59)	$0.11	$(0.52)

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2017 and 2016:

(shares in millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Total number of antidilutive options and awards	0.7	1.6	0.5	1.7

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
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Certain amounts previously reported within the commercial insurance segment due to immateriality are now reported in the personal insurance segment. Prior reporting periods have been restated to conform to the new presentation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenue from external sources:
Insurance segments
Personal insurance	$152.5	$153.1	$305.2	$306.6
Commercial insurance	104.9	111.6	208.5	223.0
Specialty insurance	62.7	57.7	123.7	112.7
Total insurance segments	320.1	322.4	637.4	642.3
Investment operations segment
Net investment income	19.1	19.1	37.8	36.5
Net realized capital gains	15.8	6.5	23.6	7.8
Total investment operations segment	34.9	25.6	61.4	44.3
All other	0.7	0.5	1.2	1.1
Total revenue from external sources	355.7	348.5	700.0	687.7
Intersegment revenue	1.6	1.5	3.0	2.9
Total revenue	357.3	350.0	703.0	690.6
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.5)	(3.0)	(2.9)
Total consolidated revenues	$355.7	$348.5	$700.0	$687.7
Segment income (loss) before federal income tax:
Insurance segments SAP underwriting (loss) gain
Personal insurance	$(17.9)	$(24.9)	$(28.5)	$(20.5)
Commercial insurance	0.8	(11.8)	(4.1)	(19.2)
Specialty insurance	(4.8)	(16.3)	(13.4)	(25.0)
Total insurance segments (loss) gain	(21.9)	(53.0)	(46.0)	(64.7)
Investment operations segment
Net investment income	19.1	19.1	37.8	36.5
Net realized capital gains	15.8	6.5	23.6	7.8
Total investment operations segment	34.9	25.6	61.4	44.3
All other	0.1	0.1	0.2	0.2
Total segment income (loss) before tax expense	13.1	(27.3)	15.6	(20.2)
Reconciling items:
GAAP expense adjustments	1.4	4.6	(4.0)	3.4
Interest expense on corporate debt	(1.5)	(1.4)	(2.9)	(2.7)
Corporate expenses	(1.1)	(1.0)	(2.0)	(1.8)
Total reconciling items	(1.2)	2.2	(8.9)	(1.1)
Total consolidated income (loss) before federal income tax expense	$11.9	$(25.1)	$6.7	$(21.3)

Investable assets attributable to the Company’s investment operations segment totaled $2,733.5 million and $2,663.7 million at June 30, 2017, and December 31, 2016, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2017 and December 31, 2016, and for the consolidated statements of income for the three and six month periods ended June 30, 2017 and 2016. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2016 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2016 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Certain amounts previously reported within the commercial insurance segment due to immateriality are now reported in the personal insurance segment. Prior reporting periods have been restated to conform to the new presentation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax income for the three and six months ended June 30, 2017 was $11.9 million and $6.7 million, respectively, compared to a pre-tax loss of $25.1 million and $21.3 million, respectively, for the same 2016 periods. The improvement in pre-tax income for the quarter and six months ended June 30, 2017 when compared to the same 2016 periods was primarily driven by (i) favorable development of the prior accident year loss and loss adjustment expense reserves, and (ii) higher levels of net realized gains on investments. In addition, the second quarter of 2017 benefited from lower catastrophe losses when compared to the same 2016 period.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2017 and 2016:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
GAAP Basis:
Total revenues	$355.7	$348.5	$700.0	$687.7
Income (loss) before federal income taxes	$11.9	$(25.1)	$6.7	$(21.3)
Net income (loss)	$8.7	$(24.6)	$4.6	$(21.6)
Basic earnings (loss) per share	$0.21	$(0.59)	$0.11	$(0.52)
Diluted earnings (loss) per share	$0.21	$(0.59)	$0.11	$(0.52)
Stockholders’ equity	$914.4	$901.4
Return on average equity (LTM)	5.2%	0.3%
Book value per share	$21.74	$21.69
Debt to capital ratio	11.8%	10.0%
Cat loss and ALAE ratio	7.9%	13.1%	9.3%	8.9%
Non-cat loss and LAE ratio	64.0%	68.4%	63.6%	67.1%
Loss and LAE ratio	71.9%	81.5%	72.9%	76.0%
Expense ratio	34.3%	33.2%	34.8%	33.4%
Combined ratio	106.2%	114.7%	107.7%	109.4%
Premium written growth	(1.2)%	1.9%	(0.5)%	0.6%
Investment yield	3.0%	3.2%	3.0%	3.0%

SAP Basis:
Cat loss and ALAE ratio	7.9%	13.1%	9.3%	8.9%
Non-cat loss and ALAE ratio	58.5%	62.2%	57.9%	60.8%
ULAE ratio	5.7%	6.4%	5.8%	6.4%
Loss and LAE ratio	72.1%	81.7%	73.0%	76.1%
Expense ratio	32.6%	32.4%	33.7%	33.6%
Combined ratio	104.7%	114.1%	106.7%	109.7%

	Twelve months ended June 30
	2017	2016
Net premiums written to surplus	1.5	1.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three and six months ended June 30, 2017 and 2016:

($ in millions)
Three months ended June 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$161.9	$105.7	$73.7	$341.3
Net earned premiums	152.5	104.9	62.7	320.1
Losses and LAE incurred:
Cat loss and ALAE	14.8	9.7	0.7	25.2
Non-cat loss and ALAE	98.5	48.3	40.5	187.3
Total Loss and ALAE	113.3	58.0	41.2	212.5
ULAE	9.9	5.4	3.0	18.3
Total Loss and LAE	123.2	63.4	44.2	230.8
Underwriting expenses	47.2	40.7	23.3	111.2
Net underwriting (loss) gain	$(17.9)	$0.8	$(4.8)	$(21.9)

Cat loss and ALAE ratio	9.7%	9.3%	1.0%	7.9%
Non-cat loss and ALAE ratio	64.6%	46.0%	64.8%	58.5%
Total Loss and ALAE ratio	74.3%	55.3%	65.8%	66.4%
ULAE ratio	6.5%	5.0%	4.6%	5.7%
Total Loss and LAE ratio	80.8%	60.3%	70.4%	72.1%
Expense ratio	29.1%	38.6%	31.8%	32.6%
Combined ratio	109.9%	98.9%	102.2%	104.7%

($ in millions)
Three months ended June 30, 2016	Personal	Commercial	Specialty	Total

Net written premiums	$163.8	$112.7	$69.1	$345.6
Net earned premiums	153.1	111.6	57.7	322.4
Losses and LAE incurred:
Cat loss and ALAE	30.7	11.6	—	42.3
Non-cat loss and ALAE	89.7	64.2	46.8	200.7
Total Loss and ALAE	120.4	75.8	46.8	243.0
ULAE	10.3	6.7	3.4	20.4
Total Loss and LAE	130.7	82.5	50.2	263.4
Underwriting expenses	47.3	40.9	23.8	112.0
Net underwriting loss	$(24.9)	$(11.8)	$(16.3)	$(53.0)

Cat loss and ALAE ratio	20.1%	10.3%	(0.1)%	13.1%
Non-cat loss and ALAE ratio	58.6%	57.6%	80.9%	62.2%
Total Loss and ALAE ratio	78.7%	67.9%	80.8%	75.3%
ULAE ratio	6.6%	6.1%	6.1%	6.4%
Total Loss and LAE ratio	85.3%	74.0%	86.9%	81.7%
Expense ratio	28.9%	36.3%	34.5%	32.4%
Combined ratio	114.2%	110.3%	121.4%	114.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$303.5	$205.9	$138.0	$647.4
Net earned premiums	305.2	208.5	123.7	637.4
Losses and LAE incurred:
Cat loss and ALAE	39.4	17.2	2.9	59.5
Non-cat loss and ALAE	182.3	103.5	83.0	368.8
Total Loss and ALAE	221.7	120.7	85.9	428.3
ULAE	20.5	11.4	5.0	36.9
Total Loss and LAE	242.2	132.1	90.9	465.2
Underwriting expenses	91.5	80.5	46.2	218.2
Net underwriting loss	$(28.5)	$(4.1)	$(13.4)	$(46.0)

Cat loss and ALAE ratio	12.9%	8.3%	2.3%	9.3%
Non-cat loss and ALAE ratio	59.7%	49.6%	67.2%	57.9%
Total Loss and ALAE ratio	72.6%	57.9%	69.5%	67.2%
ULAE ratio	6.8%	5.4%	4.0%	5.8%
Total Loss and LAE ratio	79.4%	63.3%	73.5%	73.0%
Expense ratio	30.1%	39.1%	33.5%	33.7%
Combined ratio	109.5%	102.4%	107.0%	106.7%

($ in millions)
Six months ended June 30, 2016	Personal	Commercial	Specialty	Total

Net written premiums	$306.1	$214.8	$129.5	$650.4
Net earned premiums	306.6	223.0	112.7	642.3
Losses and LAE incurred:
Cat loss and ALAE	43.2	13.6	0.5	57.3
Non-cat loss and ALAE	170.9	134.7	84.6	390.2
Total Loss and ALAE	214.1	148.3	85.1	447.5
ULAE	21.8	13.7	5.8	41.3
Total Loss and LAE	235.9	162.0	90.9	488.8
Underwriting expenses	91.2	80.2	46.8	218.2
Net underwriting loss	$(20.5)	$(19.2)	$(25.0)	$(64.7)

Cat loss and ALAE ratio	14.1%	6.1%	0.4%	8.9%
Non-cat loss and ALAE ratio	55.8%	60.4%	75.1%	60.8%
Total Loss and ALAE ratio	69.9%	66.5%	75.5%	69.7%
ULAE ratio	7.0%	6.1%	5.3%	6.4%
Total Loss and LAE ratio	76.9%	72.6%	80.8%	76.1%
Expense ratio	29.8%	37.3%	36.2%	33.6%
Combined ratio	106.7%	109.9%	117.0%	109.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our personal insurance segment for the three and six months ended June 30, 2017 and 2016:
Table 1

($ in millions)
Three months ended June 30, 2017	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$86.2	$59.6	$11.5	$4.6	$161.9
Net earned premiums	83.7	54.5	9.6	4.7	152.5
Losses and LAE incurred:
Cat loss and ALAE	2.7	11.1	1.3	(0.3)	14.8
Non-cat loss and ALAE	61.0	27.0	6.8	3.7	98.5
Total Loss and ALAE	63.7	38.1	8.1	3.4	113.3
ULAE	5.6	3.4	0.7	0.2	9.9
Total Loss and LAE	69.3	41.5	8.8	3.6	123.2
Underwriting expenses	23.0	18.3	4.2	1.7	47.2
Net underwriting loss	$(8.6)	$(5.3)	$(3.4)	$(0.6)	$(17.9)

Cat loss and ALAE ratio	3.2%	20.4%	14.0%	(5.5)%	9.7%
Non-cat loss and ALAE ratio	72.8%	49.5%	70.8%	78.2%	64.6%
Total Loss and ALAE ratio	76.0%	69.9%	84.8%	72.7%	74.3%
ULAE ratio	6.8%	6.2%	6.5%	7.1%	6.5%
Total Loss and LAE ratio	82.8%	76.1%	91.3%	79.8%	80.8%
Expense ratio	26.7%	30.7%	36.0%	35.2%	29.1%
Combined ratio	109.5%	106.8%	127.3%	115.0%	109.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
Three months ended June 30, 2016	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$85.8	$62.4	$10.0	$5.6	$163.8
Net earned premiums	82.3	56.7	8.7	5.4	153.1
Losses and LAE incurred:
Cat loss and ALAE	4.3	23.8	2.2	0.4	30.7
Non-cat loss and ALAE	61.7	24.9	0.4	2.7	89.7
Total Loss and ALAE	66.0	48.7	2.6	3.1	120.4
ULAE	5.2	4.1	0.5	0.5	10.3
Total Loss and LAE	71.2	52.8	3.1	3.6	130.7
Underwriting expenses	22.8	18.9	3.7	1.9	47.3
Net underwriting (loss) gain	$(11.7)	$(15.0)	$1.9	$(0.1)	$(24.9)

Cat loss and ALAE ratio	5.2%	42.0%	25.3%	8.2%	20.1%
Non-cat loss and ALAE ratio	75.0%	43.8%	5.1%	51.5%	58.6%
Total Loss and ALAE ratio	80.2%	85.8%	30.4%	59.7%	78.7%
ULAE ratio	6.3%	7.3%	5.2%	6.7%	6.6%
Total Loss and LAE ratio	86.5%	93.1%	35.6%	66.4%	85.3%
Expense ratio	26.6%	30.2%	36.4%	35.4%	28.9%
Combined ratio	113.1%	123.3%	72.0%	101.8%	114.2%

Table 3

($ in millions)
Six months ended June 30, 2017	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$168.5	$104.8	$21.4	$8.8	$303.5
Net earned premiums	166.6	110.0	19.0	9.6	305.2
Losses and LAE incurred:
Cat loss and ALAE	5.9	29.1	3.7	0.7	39.4
Non-cat loss and ALAE	116.8	49.9	10.3	5.3	182.3
Total Loss and ALAE	122.7	79.0	14.0	6.0	221.7
ULAE	10.3	8.1	1.4	0.7	20.5
Total Loss and LAE	133.0	87.1	15.4	6.7	242.2
Underwriting expenses	46.6	33.8	7.8	3.3	91.5
Net underwriting loss	$(13.0)	$(10.9)	$(4.2)	$(0.4)	$(28.5)

Cat loss and ALAE ratio	3.5%	26.5%	19.7%	7.0%	12.9%
Non-cat loss and ALAE ratio	70.1%	45.3%	54.3%	55.5%	59.7%
Total Loss and ALAE ratio	73.6%	71.8%	74.0%	62.5%	72.6%
ULAE ratio	6.3%	7.4%	6.8%	8.1%	6.8%
Total Loss and LAE ratio	79.9%	79.2%	80.8%	70.6%	79.4%
Expense ratio	27.7%	32.2%	36.3%	36.8%	30.1%
Combined ratio	107.6%	111.4%	117.1%	107.4%	109.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Six months ended June 30, 2016	Personal Auto	Homeowners	Farm & Ranch	Other Personal	Total

Net written premiums	$166.3	$110.5	$19.0	$10.3	$306.1
Net earned premiums	164.6	114.0	17.3	10.7	306.6
Losses and LAE incurred:
Cat loss and ALAE	5.6	34.4	2.6	0.6	43.2
Non-cat loss and ALAE	117.7	43.7	3.7	5.8	170.9
Total Loss and ALAE	123.3	78.1	6.3	6.4	214.1
ULAE	11.5	8.4	1.0	0.9	21.8
Total Loss and LAE	134.8	86.5	7.3	7.3	235.9
Underwriting expenses	45.2	35.2	6.9	3.9	91.2
Net underwriting (loss) gain	$(15.4)	$(7.7)	$3.1	$(0.5)	$(20.5)

Cat loss and ALAE ratio	3.4%	30.2%	15.0%	5.8%	14.1%
Non-cat loss and ALAE ratio	71.5%	38.3%	21.7%	54.9%	55.8%
Total Loss and ALAE ratio	74.9%	68.5%	36.7%	60.7%	69.9%
ULAE ratio	6.9%	7.4%	5.6%	7.1%	7.0%
Total Loss and LAE ratio	81.8%	75.9%	42.3%	67.8%	76.9%
Expense ratio	27.2%	31.8%	36.4%	37.6%	29.8%
Combined ratio	109.0%	107.7%	78.7%	105.4%	106.7%

The personal insurance segment's net written premiums for the three and six months ended June 30, 2017 decreased slightly when compared to the same 2016 periods (Tables 1 - 4). While rate actions implemented on our personal auto product throughout 2016 to improve profitability contributed to overall net written premium growth, this growth was more than offset by a decline in policies in force. Personal auto new business counts increased for the first half of 2017 when compared to the same 2016 period. Homeowners net written premiums declined for the first half of 2017 reflecting lower new business counts and policies in force when compared to the same 2016 period. Growth in farm & ranch continued, with increases in both net written premium and policies in force compared to the same 2016 periods. Throughout 2016, we increased the number of personal lines agency appointments and conducted pricing reviews designed to improve personal lines production.
The personal insurance segment's SAP catastrophe loss ratios for the three and six months ended June 30, 2017, were 9.7% and 12.9%, respectively, compared to 20.1% and 14.1%, respectively, for the same 2016 periods (Tables 1 - 4). Weather events classified as catastrophes during the first half of 2017 were generally less severe than those experienced during the same 2016 period. The catastrophe loss ratio for the six months ended June 30, 2017 reflected the impact of widespread storms that effected the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia during the first quarter of 2017. The catastrophe loss ratios for three and six months ended June 30, 2016 were impacted by storms in Texas, primarily wind and hail, which occurred during the second quarter of 2016.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 increased 6.0 points and 3.9 points, respectively, when compared to the same 2016 periods (Tables 1 - 4). The homeowners SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 increased 5.7 points and 7.0 points, respectively, when compared to the same 2016 periods, primarily driven by an increase in non-catastrophe weather losses. The farm & ranch SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 increased 65.7 and 32.6 points, respectively, when compared to the same 2016 periods, primarily driven by large fire losses during the second quarter of 2017. In addition, the loss ratio for the three months ended June 30, 2016 reflected revised loss estimates for current accident year losses during the second quarter of 2016.
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 improved 2.2 points and 1.4 points, respectively, when compared to the same 2016 periods, primarily due to favorable development of prior

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

accident year losses of $1.2 million and $1.8 million, respectively, compared to adverse development of $4.7 million and $7.9 million, respectively, for the same 2016 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our commercial insurance segment for the three and six months ended June 30, 2017 and 2016:
Table 5

($ in millions)
Three months ended June 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$19.9	$31.8	$30.6	$19.6	3.8	$105.7
Net earned premiums	19.3	31.9	27.5	22.8	3.4	104.9
Losses and LAE incurred:
Cat loss and ALAE	0.3	5.4	4.0	—	—	9.7
Non-cat loss and ALAE	10.5	15.9	8.2	13.0	0.7	48.3
Total Loss and ALAE	10.8	21.3	12.2	13.0	0.7	58.0
ULAE	1.0	1.7	1.0	1.4	0.3	5.4
Total Loss and LAE	11.8	23.0	13.2	14.4	1.0	63.4
Underwriting expenses	8.0	13.5	10.7	6.7	1.8	40.7
Net underwriting (loss) gain	$(0.5)	$(4.6)	$3.6	$1.7	0.6	$0.8

Cat loss and ALAE ratio	1.6%	16.9%	14.6%	—%	0.3%	9.3%
Non-cat loss and ALAE ratio	54.3%	49.5%	29.7%	57.1%	22.5%	46.0%
Total Loss and ALAE ratio	55.9%	66.4%	44.3%	57.1%	22.8%	55.3%
ULAE ratio	5.1%	5.5%	3.9%	6.0%	4.8%	5.0%
Total Loss and LAE ratio	61.0%	71.9%	48.2%	63.1%	27.6%	60.3%
Expense ratio	40.1%	42.6%	35.1%	33.9%	50.6%	38.6%
Combined ratio	101.1%	114.5%	83.3%	97.0%	78.2%	98.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended June 30, 2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$21.9	$32.0	$30.8	$23.4	$4.6	$112.7
Net earned premiums	23.0	31.9	27.7	24.7	4.3	111.6
Losses and LAE incurred:
Cat loss and ALAE	0.7	5.0	5.9	—	—	11.6
Non-cat loss and ALAE	21.4	14.7	10.1	15.4	2.6	64.2
Total Loss and ALAE	22.1	19.7	16.0	15.4	2.6	75.8
ULAE	1.3	1.8	1.4	1.9	0.3	6.7
Total Loss and LAE	23.4	21.5	17.4	17.3	2.9	82.5
Underwriting expenses	8.0	13.2	11.3	6.5	1.9	40.9
Net underwriting (loss) gain	$(8.4)	$(2.8)	$(1.0)	$0.9	$(0.5)	$(11.8)

Cat loss and ALAE ratio	3.1%	15.6%	21.2%	—%	—%	10.3%
Non-cat loss and ALAE ratio	93.1%	46.0%	36.5%	62.2%	61.7%	57.6%
Total Loss and ALAE ratio	96.2%	61.6%	57.7%	62.2%	61.7%	67.9%
ULAE ratio	5.9%	5.7%	5.0%	7.7%	7.1%	6.1%
Total Loss and LAE ratio	102.1%	67.3%	62.7%	69.9%	68.8%	74.0%
Expense ratio	36.5%	41.3%	36.6%	28.0%	41.1%	36.3%
Combined ratio	138.6%	108.6%	99.3%	97.9%	109.9%	110.3%

Table 7

($ in millions)
Six months ended June 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$38.3	$62.3	$56.4	$41.3	$7.6	$205.9
Net earned premiums	38.8	63.2	54.5	44.3	7.7	208.5
Losses and LAE incurred:
Cat loss and ALAE	0.6	9.5	7.1	—	—	17.2
Non-cat loss and ALAE	23.4	29.6	25.2	25.7	(0.4)	103.5
Total Loss and ALAE	24.0	39.1	32.3	25.7	(0.4)	120.7
ULAE	2.1	2.6	2.6	3.6	0.5	11.4
Total Loss and LAE	26.1	41.7	34.9	29.3	0.1	132.1
Underwriting expenses	15.6	26.8	20.7	13.6	3.8	80.5
Net underwriting (loss) gain	$(2.9)	$(5.3)	$(1.1)	$1.4	$3.8	$(4.1)

Cat loss and ALAE ratio	1.6%	15.0%	13.1%	—%	0.1%	8.3%
Non-cat loss and ALAE ratio	60.2%	46.8%	46.3%	58.0%	(4.4)%	49.6%
Total Loss and ALAE ratio	61.8%	61.8%	59.4%	58.0%	(4.3)%	57.9%
ULAE ratio	5.6%	4.1%	4.8%	8.1%	4.8%	5.4%
Total Loss and LAE ratio	67.4%	65.9%	64.2%	66.1%	0.5%	63.3%
Expense ratio	40.6%	43.0%	36.7%	32.9%	51.2%	39.1%
Combined ratio	108.0%	108.9%	100.9%	99.0%	51.7%	102.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 8

($ in millions)
Six months ended June 30, 2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Other Commercial	Total

Net written premiums	$41.7	$63.3	$55.1	$46.2	$8.5	$214.8
Net earned premiums	46.7	64.1	55.9	47.7	8.6	223.0
Losses and LAE incurred:
Cat loss and ALAE	0.8	6.2	6.6	—	—	13.6
Non-cat loss and ALAE	37.7	34.0	28.5	29.9	4.6	134.7
Total Loss and ALAE	38.5	40.2	35.1	29.9	4.6	148.3
ULAE	2.3	3.7	2.9	4.1	0.7	13.7
Total Loss and LAE	40.8	43.9	38.0	34.0	5.3	162.0
Underwriting expenses	15.4	25.7	22.0	13.5	3.6	80.2
Net underwriting (loss) gain	$(9.5)	$(5.5)	$(4.1)	$0.2	$(0.3)	$(19.2)

Cat loss and ALAE ratio	1.8%	9.6%	11.7%	—%	—%	6.1%
Non-cat loss and ALAE ratio	80.8%	53.0%	51.0%	62.6%	54.3%	60.4%
Total Loss and ALAE ratio	82.6%	62.6%	62.7%	62.6%	54.3%	66.5%
ULAE ratio	5.0%	5.6%	5.2%	8.7%	6.9%	6.1%
Total Loss and LAE ratio	87.6%	68.2%	67.9%	71.3%	61.2%	72.6%
Expense ratio	36.9%	40.6%	39.9%	29.3%	42.2%	37.3%
Combined ratio	124.5%	108.8%	107.8%	100.6%	103.4%	109.9%

The commercial insurance segment's net written premiums for the three and six months ended June 30, 2017 decreased 6.1% and 4.1%, respectively, compared to the same 2016 periods (Tables 5 - 8). The decreases were primarily driven by (i) rate actions to improve profitability in commercial auto, (ii) more competitive market conditions in workers' comp, and (iii) our continued focus on underwriting discipline. Despite these actions, new business premiums increased for the three and six months ended June 30, 2017, for commercial auto, small commercial package and middle market commercial compared to the same 2016 periods, due primarily to efforts undertaken in 2016 to (i) expand and strengthen our agency relationships, and (ii) reinforce and clarify our underwriting appetite for commercial exposures with our agency force.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 improved 1.0 point and increased 2.2 points, respectively, when compared to the same 2016 periods (Tables 5 - 8). Catastrophes were not as severe during the second quarter of 2017 when compared to the same 2016 period, which was impacted by wind and hail, primarily in Texas. We experienced an increase in catastrophe losses during the first half of 2017 when compared to the same 2016 period. During the first quarter of 2017, widespread storms impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2017 improved 11.6 points and 10.8 points, respectively, when compared to the same 2016 periods (Tables 5 - 8), primarily driven by (i) favorable development of prior accident year losses compared to adverse development in the same 2016 periods and (ii) pricing, underwriting and claims improvements implemented throughout the last two years, including improved risk classification, rate increases and reductions in claims leakage. The commercial auto ratios for the three and six months ended June 30, 2017 improved 38.8 and 20.6 points, respectively, when compared to the same 2016 periods, due to favorable development of prior accident year losses of $1.6 million and $3.1 million, respectively, compared to adverse development of $4.7 million and $4.7 million, respectively, for the same 2016 periods.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended June 30, 2017 increased 3.5 points when compared to the same 2016 period, primarily driven by current accident year large fire losses which were partially offset by greater favorable development of prior accident year losses. Year to date 2017, the ratio improved 6.2 points when compared to the same 2016 period, primarily driven by favorable development of prior accident year ultimate loss estimates of $5.0 million compared to adverse development of $0.6 million in the same 2016 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The middle market commercial SAP non-catastrophe loss and ALAE ratios improved 6.8 points and 4.7 points, respectively, when compared to the same 2016 periods, primarily driven by greater favorable development of prior accident year losses.
The workers' compensation SAP non-catastrophe loss and ALAE ratios improved 5.1 points and 4.6 points, respectively, when compared to the same 2016 periods. The quarter to date improvement was primarily driven by favorable development of prior accident year losses of $2.8 million compared to adverse development of $0.3 million in the same 2016 period. The year to date 2017 improvement was driven by greater favorable development of prior accident year losses when compared to the same 2016 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our specialty insurance segment for the three and six months ended June 30, 2017 and 2016:
Table 9

($ in millions)
Three months ended June 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$17.3	$30.7	$25.7	$73.7
Net earned premiums	10.4	25.8	26.5	62.7
Losses and LAE incurred:
Cat loss and ALAE	0.3	—	0.4	0.7
Non-cat loss and ALAE	4.1	17.6	18.8	40.5
Total Loss and ALAE	4.4	17.6	19.2	41.2
ULAE	0.2	1.2	1.6	3.0
Total Loss and LAE	4.6	18.8	20.8	44.2
Underwriting expenses	6.2	10.5	6.6	23.3
Net underwriting loss	$(0.4)	$(3.5)	$(0.9)	$(4.8)

Cat loss and ALAE ratio	2.4%	—%	1.4%	1.0%
Non-cat loss and ALAE ratio	40.6%	68.2%	71.0%	64.8%
Total Loss and ALAE ratio	43.0%	68.2%	72.4%	65.8%
ULAE ratio	1.1%	4.8%	5.8%	4.6%
Total Loss and LAE ratio	44.1%	73.0%	78.2%	70.4%
Expense ratio	36.4%	34.2%	26.0%	31.8%
Combined ratio	80.5%	107.2%	104.2%	102.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 10

($ in millions)
Three months ended June 30, 2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$17.5	$22.2	$29.4	$69.1
Net earned premiums	9.9	20.9	26.9	57.7
Losses and LAE incurred:
Cat loss and ALAE	—	—	—	—
Non-cat loss and ALAE	3.8	14.1	28.9	46.8
Total Loss and ALAE	3.8	14.1	28.9	46.8
ULAE	0.2	1.7	1.5	3.4
Total Loss and LAE	4.0	15.8	30.4	50.2
Underwriting expenses	6.7	7.4	9.7	23.8
Net underwriting loss	$(0.8)	$(2.3)	$(13.2)	$(16.3)

Cat loss and ALAE ratio	(0.5)%	—%	—%	(0.1)%
Non-cat loss and ALAE ratio	39.1%	67.0%	106.9%	80.9%
Total Loss and ALAE ratio	38.6%	67.0%	106.9%	80.8%
ULAE ratio	2.5%	8.0%	6.0%	6.1%
Total Loss and LAE ratio	41.1%	75.0%	112.9%	86.9%
Expense ratio	38.7%	33.3%	32.9%	34.5%
Combined ratio	79.8%	108.3%	145.8%	121.4%

Table 11

($ in millions)
Six months ended June 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$26.5	$57.4	$54.1	$138.0
Net earned premiums	21.4	49.1	53.2	123.7
Losses and LAE incurred:
Cat loss and ALAE	2.4	—	0.5	2.9
Non-cat loss and ALAE	7.4	35.0	40.6	83.0
Total Loss and ALAE	9.8	35.0	41.1	85.9
ULAE	(0.2)	2.2	3.0	5.0
Total Loss and LAE	9.6	37.2	44.1	90.9
Underwriting expenses	11.3	20.1	14.8	46.2
Net underwriting gain (loss)	$0.5	$(8.2)	$(5.7)	$(13.4)

Cat loss and ALAE ratio	11.1%	—%	0.9%	2.3%
Non-cat loss and ALAE ratio	35.1%	71.2%	76.3%	67.2%
Total Loss and ALAE ratio	46.2%	71.2%	77.2%	69.5%
ULAE ratio	(1.2)%	4.6%	5.6%	4.0%
Total Loss and LAE ratio	45.0%	75.8%	82.8%	73.5%
Expense ratio	42.8%	35.0%	27.4%	33.5%
Combined ratio	87.8%	110.8%	110.2%	107.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 12

($ in millions)
Six months ended June 30, 2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$23.8	$44.3	$61.4	$129.5
Net earned premiums	19.7	41.1	51.9	112.7
Losses and LAE incurred:
Cat loss and ALAE	0.4	—	0.1	0.5
Non-cat loss and ALAE	6.8	26.6	51.2	84.6
Total Loss and ALAE	7.2	26.6	51.3	85.1
ULAE	0.5	2.5	2.8	5.8
Total Loss and LAE	7.7	29.1	54.1	90.9
Underwriting expenses	11.2	15.2	20.4	46.8
Net underwriting gain (loss)	$0.8	$(3.2)	$(22.6)	$(25.0)

Cat loss and ALAE ratio	1.9%	—%	0.1%	0.4%
Non-cat loss and ALAE ratio	34.9%	64.6%	98.6%	75.1%
Total Loss and ALAE ratio	36.8%	64.6%	98.7%	75.5%
ULAE ratio	2.6%	6.1%	5.8%	5.3%
Total Loss and LAE ratio	39.4%	70.7%	104.5%	80.8%
Expense ratio	47.2%	34.4%	33.2%	36.2%
Combined ratio	86.6%	105.1%	137.7%	117.0%

The specialty insurance segment's net written premiums for the three and six months ended June 30, 2017 increased 6.4% and 6.5%, respectively, compared to the same 2016 periods (Tables 9 - 12). The second quarter and year to date 2017 increases were primarily driven by new business growth in E&S casualty partially offset by lower programs net written premium as a result of our decision to exit program business. The growth within E&S casualty was primarily due to increased production from our umbrella and gas & propane distribution underwriting teams. The expansion of our internal underwriting team in the fourth quarter of 2016 contributed to the E&S property growth for the first half of 2017.
The specialty insurance segment’s SAP catastrophe loss and ALAE ratio for the three and six months ended June 30, 2017, increased 1.1 points and 1.9 points, respectively, when compared to the same 2016 periods (Tables 9 - 12). The specialty insurance segment's SAP catastrophe loss ratios were impacted by an increase in catastrophe losses when compared to the same 2016 periods. Year to date 2017 was impacted by a $2.0 million wind and hail loss in Louisiana.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2017 improved 16.1 points and 7.9 points, respectively, when compared to the same 2016 periods (Tables 9 - 12). During the first half of 2017, ultimate loss estimates for prior accident years increased $1.4 million compared to $16.1 million for the same 2016 period. The second quarter and year to date 2016 loss ratios were impacted by (i) higher current accident year losses in programs, and (ii) adverse development of prior accident year losses resulting from increased severity in programs with commercial auto exposures.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by product for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30			Six months ended June 30
	2017	2016	$ Change	2017	2016	$ Change
	Redundancy /(Deficiency)			Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$1.2	$(4.7)	$5.9	$1.8	$(7.9)	$9.7
Homeowners	0.9	0.2	0.7	(1.9)	0.1	(2.0)
Farm & Ranch	0.8	0.6	0.2	0.8	0.7	0.1
Other Personal	(2.0)	(0.6)	(1.4)	(2.1)	(0.8)	(1.3)
Total Personal Insurance Segment	0.9	(4.5)	5.4	(1.4)	(7.9)	6.5

Commercial Insurance Segment:
Commercial Auto	1.6	(4.7)	6.3	3.1	(4.7)	7.8
Small Commercial Package	3.0	0.4	2.6	5.0	(0.6)	5.6
Middle Market Commercial	6.3	1.6	4.7	5.3	1.1	4.2
Workers' Compensation	2.8	(0.3)	3.1	4.7	0.6	4.1
Other Commercial	1.1	(0.7)	1.8	4.3	(0.5)	4.8
Total Commercial Insurance Segment	14.8	(3.7)	18.5	22.4	(4.1)	26.5

Specialty Insurance Segment:
E&S Property	(1.2)	(0.9)	(0.3)	(1.6)	(1.2)	(0.4)
E&S Casualty	0.1	(1.6)	1.7	0.3	(2.3)	2.6
Programs	0.2	(8.7)	8.9	(0.1)	(12.6)	12.5
Total Specialty Insurance Segment	(0.9)	(11.2)	10.3	(1.4)	(16.1)	14.7

Cat Loss and ALAE	(0.6)	0.3	(0.9)	1.6	1.0	0.6
ULAE	1.5	(1.5)	3.0	4.2	(3.1)	7.3
Total	$15.7	$(20.6)	$36.3	$25.4	$(30.2)	$55.6

For further information, see the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at June 30, 2017 and December 31, 2016:

($ millions)	June 30, 2017	December 31, 2016	$ Change
Personal Insurance Segment:
Personal Auto	$194.5	$192.7	$1.8
Homeowners	65.1	50.0	15.1
Farm & Ranch	17.5	14.3	3.2
Other Personal	14.6	8.8	5.8
Total Personal Insurance Segment	291.7	265.8	25.9
Commercial Insurance Segment:
Commercial Auto	98.3	98.3	—
Small Commercial Package	124.9	126.2	(1.3)
Middle Market Commercial	157.0	157.7	(0.7)
Workers’ Compensation	189.6	185.6	4.0
Other Commercial	23.8	23.4	0.4
Total Commercial Insurance Segment	593.6	591.2	2.4
Specialty Insurance Segment:
E&S Property	29.4	29.8	(0.4)
E&S Casualty	159.5	137.4	22.1
Programs	156.7	153.8	2.9
Total Specialty Insurance Segment	345.6	321.0	24.6
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,230.9	$1,178.0	$52.9

Losses and loss expenses payable increased $52.9 million since December 31, 2016 primarily due to exposure growth and higher current accident year loss estimates in E&S casualty and the year to date 2017 weather-related losses, predominantly in homeowners.
We conduct quarterly reviews of loss development and make judgments in determining the reserves for losses and loss expenses. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe development, late reported claims, and other reasonableness tests.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios for the three and six months ended June 30, 2017 were 34.3% and 34.8%, respectively, compared to 33.2% and 33.4%, respectively, for the same 2016 periods. The second quarter and year to date 2017 increases were primarily due to (i) the impact of our technology investments, including amortization and system and infrastructure support, and (ii) a decrease in the deferral rate of certain underwriting expenses.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At June 30, 2017, there was one fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2016 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2017 and December 31, 2016:

($ millions)	June 30, 2017	% of Total	December 31, 2016	% of Total
Cash and cash equivalents	$48.8	1.8	$51.1	1.9
Fixed maturities, at fair value:
Fixed maturities	1,996.4	73.0	1,947.5	73.1
Treasury inflation-protected securities	170.7	6.2	161.8	6.1
Total fixed maturities	2,167.1	79.2	2,109.3	79.2
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.6
Equity securities, at fair value:
Large-cap securities	114.3	4.2	139.0	5.2
Small-cap securities	72.1	2.6	79.1	3.0
Mutual and exchange traded funds	205.0	7.5	164.7	6.2
Total equity securities	391.4	14.3	382.8	14.4
Other invested assets, at fair value:
International funds	40.6	1.5	35.7	1.3
Other invested assets	10.0	0.4	9.4	0.4
Total other invested assets, at fair value	50.6	1.9	45.1	1.7
Other invested assets, at cost	5.6	0.2	5.4	0.2
Total portfolio	$2,733.5	100.0	$2,663.7	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$45.5	$45.6
Due after 1 year through 5 years	558.6	563.8
Due after 5 years through 10 years	350.6	354.4
Due after 10 years	577.2	594.6
U.S. government agencies mortgage-backed securities	606.4	608.7
Total	$2,138.3	$2,167.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.34 and 4.45 as of June 30, 2017, and December 31, 2016, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2017 and 2016:

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Gross investment income:
Fixed maturities	$15.9	$16.7	$31.7	$31.6
Equity securities	2.0	1.5	3.7	3.0
Other	1.5	1.3	3.0	2.7
Total gross investment income	19.4	19.5	38.4	37.3
Less: Investment expenses	0.3	0.4	0.6	0.8
Net investment income	$19.1	$19.1	$37.8	$36.5

Average invested assets (at cost)	$2,544.0	$2,406.8	$2,535.8	$2,394.6
Annualized investment yield	3.0%	3.2%	3.0%	3.0%
Annualized investment yield, after tax	2.2%	2.4%	2.2%	2.3%
Net investment income, after tax	$13.9	$14.3	27.6	$27.6
Effective tax rate	27.3%	25.3%	27.0%	24.4%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and six months ended June 30, 2017 and 2016:

($ in millions)	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.0	$57.5	$0.6	$50.6	$2.3	$108.2	$2.1	$126.4
Equity securities	14.6	42.1	6.6	40.1	24.3	87.2	10.7	60.5
Other invested assets	0.1	0.2	0.1	0.2	0.1	0.5	0.1	0.4
Total realized gains	16.7	99.8	7.3	90.9	26.7	195.9	12.9	187.3
Realized losses:
Equity securities:
Sales	(0.1)	2.2	(0.2)	1.3	(0.2)	4.7	(0.8)	4.5
OTTI	(0.8)	—	(0.6)	—	(2.9)	—	(2.0)	—
Fixed maturities
OTTI	—	—	—	—	—	—	(2.3)	—
Total realized losses	(0.9)	2.2	(0.8)	1.3	(3.1)	4.7	(5.1)	4.5
Net realized gains on investments	$15.8	$102.0	$6.5	$92.2	$23.6	$200.6	$7.8	$191.8

Net realized gains increased $9.3 million and $15.8 million, respectively, for the three and six months ended June 30, 2017, when compared to the same 2016 periods, driven by sales in the U.S. large-cap portfolio.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2016 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the six months ended June 30, 2017, and we recognized $2.3 million of OTTI on our fixed maturity portfolio for the six months ended June 30, 2016.

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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2017 and 2016:

($ millions, except # of positions)	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	—	$—	1	$(1.5)	1	$(0.2)
Small-cap securities	8	(0.8)	4	(0.6)	18	(1.4)	14	(1.8)
Fixed maturities	—	—	—	—	—	—	1	(2.3)
Total other-than-temporary impairments	8	$(0.8)	4	$(0.6)	19	$(2.9)	16	$(4.3)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2017, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2017:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$437.5	$7.8	21	$(4.8)	33	$440.5
Obligations of states and political subdivisions	613.1	19.4	145	(0.8)	9	631.7
Corporate securities	481.3	6.1	65	(1.2)	20	486.2
U.S. government agencies mortgage-backed securities	606.4	9.7	49	(7.4)	53	608.7
Total fixed maturities	2,138.3	43.0	280	(14.2)	115	2,167.1
Equity securities:
Large-cap securities	80.6	34.1	38	(0.4)	6	114.3
Small-cap securities	53.0	19.1	74	—	—	72.1
Mutual and exchange traded funds	187.9	19.7	11	(2.6)	1	205.0
Total equity securities	321.5	72.9	123	(3.0)	7	391.4
Other invested assets	25.6	25.0	2	—	—	50.6
Total available-for-sale investments	$2,485.4	$140.9	405	$(17.2)	122	$2,609.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at June 30, 2017, and December 31, 2016, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2017:

($ millions)	June 30, 2017	December 31, 2016	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$28.8	$13.4	$15.4
Equity securities	69.9	59.7	10.2
Other invested assets	25.0	19.6	5.4
Unrealized gains	123.7	92.7	31.0
Net deferred federal income tax liability	(40.7)	(29.9)	(10.8)
Unrealized gains, net of tax	$83.0	$62.8	$20.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2017, and December 31, 2016. As of June 30, 2017, we no longer hold any Level 3 assets.
Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2017 and 2016, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Income (loss) before federal income taxes	$11.9	$(25.1)	$6.7	$(21.3)
Federal income tax expense (benefit):
Current	0.2	—	0.1	—
Deferred	3.0	(0.5)	2.0	0.3
Total federal income tax expense (benefit)	3.2	(0.5)	2.1	0.3
Net income (loss)	$8.7	$(24.6)	$4.6	$(21.6)

The effective tax rates for the three and six months ended June 30, 2017 were 15.7% and 10.9%, respectively, compared to 1.7% and (1.6)%, respectively, for the same 2016 periods. Federal income tax expense for the three and six months ended June 30, 2017 included $1.3 million of deferred income tax expense as a result of the expiration of unexercised stock options.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2017.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2017, and December 31, 2016, we had $48.8 million and $51.1 million, respectively, in cash and cash equivalents, and $2,609.1 million and $2,537.2 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.3 million and $9.2 million of securities on deposit with insurance regulators as required by law at June 30, 2017, and December 31, 2016; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash provided by operating activities was $21.4 million and $44.5 million for the six months ended June 30, 2017, and 2016, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash used in investing activities was $19.1 million and $44.7 million for the six months ended June 30, 2017, and 2016, respectively. The change was primarily driven by (i) a decrease in fixed maturity purchases, (ii) less proceeds from sales of fixed maturities, (iii) an increase in purchases of equity securities, and (iv) an increase in proceeds from sales of equity securities when compared to the same 2016 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash used in financing activities was $4.6 million and $4.9 million for the six months ended June 30, 2017, and 2016 respectively.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of June 30, 2017, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2017, and 2016 were 5.40% and 4.87%, respectively.
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
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2017. Under this reinsurance agreement, we retain the first $75.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $325.0 million of covered loss, each occurrence. The reinsurers are responsible for 95.0% of the excess over $75.0 million up to $400.0 million of covered losses, each occurrence. The State Auto Group is responsible for catastrophe losses above $400.0 million.
Effective July 1, 2017, $25.0 million excess $30.0 million property catastrophe excess of loss reinsurance agreement covering only the specialty insurance segment's E&S property and programs units catastrophe related events was non-renewed.
Property Per Risk Treaty
As of July 1, 2017, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $3.0 million, and subject to an addition $2 million annual aggregate retention (AAD). Claims arising from named storms and earthquake for E&S property are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $3.0 million retention and $2.0 million AAD for property business up to $20.0 million of covered loss.
Casualty and Workers' Compensation Treaties
As of July 1, 2017, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million AAD. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million. E&S casualty and programs units risks are not subject to this casualty excess of loss reinsurance agreement.
Also, certain unusual claim situations involving extra contractual obligations, excess of policy limits, LAE coverage and multiple policy or coverage loss occurrences arising from bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by a Clash reinsurance agreement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This Clash reinsurance coverage sits above the $8.0 million excess of $2.0 million arrangement. Policies underwritten by the E&S casualty and programs units are not subject to this casualty excess of loss reinsurance agreement.
In addition, each company in the State Auto Group is party to a workers’ compensation catastrophe insurance agreement that provides additional reinsurance coverage for workers’ compensation losses involving multiple workers. Subject to $10.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

million of retention, reinsurers are responsible for 100.0% of the excess over $10.0 million up to $30.0 million of covered loss. For loss amounts over $30.0 million, the casualty excess of loss reinsurance agreement provides $20.0 million coverage in excess of $30.0 million. Workers’ compensation catastrophe coverage is subject to a “Maximum Any One Life” limitation of $10.0 million. This limitation means that losses associated with each worker may contribute no more than $10.0 million to covered loss under these agreements.
Effective July 1, 2017, The State Auto Group renewed its reinsurance coverage for E&S casualty and programs casualty risks. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses. This reinsurance agreement provides 95.0% coverage up to $9.0 million excess of $2.0 million for any one insured, all policies, and 100.0% of $14.0 million excess of $11.0 million clash only coverage.
The rates for all of our treaty reinsurance agreements are negotiated annually.
Regulatory Considerations
At June 30, 2017, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Improvements to Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance prospectively at January 1, 2017 and prior periods were not adjusted. For the three and six months ended June 30, 2017, we recognized $1.3 million of income tax expense as a result of adopting this guidance.
CREDIT AND FINANCIAL STRENGTH RATINGS
On June 6, 2017, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	State Auto Financial Corporation 2017 Long-Term Incentive Plan

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 8, 2017	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)