Form 10-Q
period 2017-09-30
State Auto Financial CORP
filed 2017-11-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No   ☒
On October 27, 2017, the Registrant had 42,266,472 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2017

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,149.5 and $2,095.9, respectively)	$2,178.7	$2,109.3
Equity securities, available-for-sale, at fair value (cost $297.1 and $323.1, respectively)	354.9	382.8
Other invested assets, available-for-sale, at fair value (cost $25.6 and $25.5, respectively)	53.1	45.1
Other invested assets	5.6	5.4
Notes receivable from affiliate	70.0	70.0
Total investments	2,662.3	2,612.6
Cash and cash equivalents	111.1	51.1
Accrued investment income and other assets	38.1	40.0
Deferred policy acquisition costs (affiliated net assumed $40.7 and $50.7, respectively)	122.1	129.8
Reinsurance recoverable on losses and loss expenses payable	4.9	3.6
Prepaid reinsurance premiums	6.7	6.1
Due from affiliate	3.8	—
Current federal income taxes	6.7	6.7
Net deferred federal income taxes	93.4	102.1
Property and equipment, at cost	7.3	7.4
Total assets	$3,056.4	$2,959.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $723.5 and $630.9, respectively)	$1,280.5	$1,181.6
Unearned premiums (affiliated net assumed $217.0 and $220.9, respectively)	630.5	617.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	122.1
Pension and postretirement benefits (affiliated net ceded $34.5 and $40.1, respectively)	64.1	74.4
Due to affiliate	—	2.4
Other liabilities (affiliated net assumed $18.8 and $11.0, respectively)	62.0	69.8
Total liabilities	2,159.2	2,068.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.0 and 48.6 shares issued, respectively, at stated value of $2.50 per share	122.5	121.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.7)	(116.5)
Additional paid-in capital	167.3	159.9
Accumulated other comprehensive income (affiliated net ceded $51.0 and $53.7, respectively)	47.9	32.5
Retained earnings	676.2	693.8
Total stockholders’ equity	897.2	891.3
Total liabilities and stockholders’ equity	$3,056.4	$2,959.4

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2017	2016
Earned premiums (affiliated net assumed $115.3 and $121.4, respectively)	$319.0	$325.8
Net investment income (affiliates $1.3 and $1.3, respectively)	18.7	17.6
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(0.6)	(1.1)
Other net realized investment gains	20.8	9.9
Total net realized gains on investments	20.2	8.8
Other income from affiliates	0.5	0.6
Total revenues	358.4	352.8

Losses and loss expenses (affiliated net assumed $128.9 and $100.9, respectively)	253.5	232.3
Acquisition and operating expenses (affiliated net assumed $78.9 and $73.9, respectively)	112.7	109.9
Interest expense (affiliates $0.2 and $0.2, respectively)	1.5	1.4
Other expenses	1.9	1.8
Total expenses	369.6	345.4
(Loss) income before federal income taxes	(11.2)	7.4
Federal income tax benefit:
Current	(0.1)	(1.5)
Deferred	(1.6)	(1.2)
Total federal income tax benefit	(1.7)	(2.7)
Net (loss) income	$(9.5)	$10.1
(Loss) earnings per common share:
Basic	$(0.23)	$0.24
Diluted	$(0.23)	$0.24
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2017	2016
Earned premiums (affiliated net assumed $348.2 and $352.4, respectively)	$956.4	$968.1
Net investment income (affiliates $3.7 and $3.7, respectively)	56.5	54.1
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(3.5)	(5.4)
Other net realized investment gains	47.3	22.0
Total net realized gains on investments	43.8	16.6
Other income from affiliates	1.7	1.7
Total revenues	1,058.4	1,040.5

Losses and loss expenses (affiliated net assumed $298.5 and $281.4, respectively)	717.9	720.2
Acquisition and operating expenses (affiliated net assumed $231.0 and $217.0, respectively)	334.8	324.6
Interest expense (affiliates $0.6 and $0.6, respectively)	4.4	4.1
Other expenses	5.8	5.5
Total expenses	1,062.9	1,054.4
Loss before federal income taxes	(4.5)	(13.9)
Federal income tax expense (benefit):
Current	—	(1.5)
Deferred	0.4	(0.9)
Total federal income tax expense (benefit)	0.4	(2.4)
Net loss	$(4.9)	$(11.5)
Loss per common share:
Basic	$(0.12)	$(0.28)
Diluted	$(0.12)	$(0.28)
Dividends paid per common share	$0.30	$0.30

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2017	2016
Net (loss) income	$(9.5)	$10.1
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains	11.0	6.3
Reclassification adjustments for gains realized in net income	(20.2)	(8.8)
Income tax expense	3.2	0.8
Total net unrealized holding losses on investments	(6.0)	(1.7)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.3)	(1.3)
Net actuarial loss	2.1	2.4
Income tax expense	(0.3)	(0.4)
Total net unrecognized benefit plan obligations	0.5	0.7
Other comprehensive loss	(5.5)	(1.0)
Comprehensive (loss) income	$(15.0)	$9.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2017	2016
Net loss	$(4.9)	$(11.5)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	65.6	81.5
Reclassification adjustments for gains realized in net income	(43.8)	(16.6)
Income tax expense	(7.6)	(22.8)
Total net unrealized holding gains on investments	14.2	42.1
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.1)	(4.1)
Net actuarial loss	6.1	7.1
Income tax expense	(0.8)	(1.0)
Total net unrecognized benefit plan obligations	1.2	2.0
Other comprehensive income	15.4	44.1
Comprehensive income	$10.5	$32.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2017	2016
Cash flows from operating activities:
Net loss	$(4.9)	$(11.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	9.9	11.5
Share-based compensation	3.0	3.2
Net realized gains on investments	(43.8)	(16.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	7.7	(4.7)
Accrued investment income and other assets	2.0	(3.4)
Postretirement and pension benefits	(9.1)	(30.6)
Other liabilities and due to/from affiliates, net	(14.8)	(17.4)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(1.9)	2.5
Losses and loss expenses payable	98.9	112.6
Unearned premiums	12.7	17.9
Deferred tax expense (benefit) on share-based awards	1.3	(0.1)
Federal income taxes	(0.3)	(1.4)
Net cash provided by operating activities	60.7	62.0
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(409.2)	(414.6)
Purchases of equity securities available-for-sale	(104.1)	(77.9)
Purchases of other invested assets	(1.0)	(1.0)
Maturities, calls and pay downs of fixed maturities available-for-sale	192.1	177.1
Sales of fixed maturities available-for-sale	156.3	138.0
Sales of equity securities available-for-sale	171.3	113.9
Sales of other invested assets available-for-sale	0.8	0.7
Net cash provided by (used in) investing activities	6.2	(63.8)
Cash flows from financing activities:
Proceeds from issuance of common stock	6.0	4.2
Payments to acquire treasury stock	(0.2)	(0.2)
Payment of dividends	(12.7)	(12.4)
Deferred tax expense on share-based awards	—	0.1
Proceeds from long-term debt	—	21.5
Net cash (used in) provided by financing activities	(6.9)	13.2
Net increase in cash and cash equivalents	60.0	11.4
Cash and cash equivalents at beginning of period	51.1	58.1
Cash and cash equivalents at end of period	$111.1	$69.5
Supplemental disclosures:
Interest paid (affiliates $0.6 and $0.6, respectively)	$4.3	$4.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, (the “2016 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2016 Form 10-K.
Adoption of Recent Accounting Pronouncements
Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively at January 1, 2017, and prior periods were not adjusted. For the nine months ended September 30, 2017, the Company recognized $1.3 million of income tax expense as a result of adopting this guidance.
Pending Adoption of Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The guidance has not yet been adopted. The Company completed its contract analysis during the third quarter of 2017 and noted that 0.1% of revenue, primarily affiliated investment management fee revenue, is subject to the new revenue recognition guidance. Revenue will not change under the new guidance; thus, upon adoption, the Company does not expect any impact to its' results of operations and consolidated financial position.
For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2017 and December 31, 2016:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$418.6	$8.3	$(4.5)	$422.4
Obligations of states and political subdivisions	553.7	19.9	(0.4)	573.2
Corporate securities	534.9	6.9	(1.4)	540.4
U.S. government agencies mortgage-backed securities	642.3	8.9	(8.5)	642.7
Total fixed maturities	2,149.5	44.0	(14.8)	2,178.7
Equity securities:
Large-cap securities	71.5	29.9	(0.7)	100.7
Small-cap securities	48.3	17.1	—	65.4
Mutual and exchange traded funds	177.3	18.3	(6.8)	188.8
Total equity securities	297.1	65.3	(7.5)	354.9
Other invested assets	25.6	27.5	—	53.1
Total available-for-sale securities	$2,472.2	$136.8	$(22.3)	$2,586.7

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	$(6.1)	$404.7
Obligations of states and political subdivisions	634.6	12.3	(3.2)	643.7
Corporate securities	445.7	6.1	(2.2)	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	(10.9)	611.3
Total fixed maturities	2,095.9	35.8	(22.4)	2,109.3
Equity securities:
Large-cap securities	108.9	32.7	(2.6)	139.0
Small-cap securities	57.2	21.9	—	79.1
Mutual and exchange traded funds	157.0	8.5	(0.8)	164.7
Total equity securities	323.1	63.1	(3.4)	382.8
Other invested assets	25.5	19.6	—	45.1
Total available-for-sale securities	$2,444.5	$118.5	$(25.8)	$2,537.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$150.0	$(1.9)	25	$104.0	$(2.6)	7	$254.0	$(4.5)	32
Obligations of states and political subdivisions	60.2	(0.4)	8	—	—	—	60.2	(0.4)	8
Corporate securities	114.4	(0.6)	16	45.5	(0.8)	7	159.9	(1.4)	23
U.S. government agencies mortgage-backed securities	282.6	(5.5)	41	99.6	(3.0)	19	382.2	(8.5)	60
Total fixed maturities	607.2	(8.4)	90	249.1	(6.4)	33	856.3	(14.8)	123
Equity securities:
Large-cap equity securities	5.8	(0.6)	5	3.2	(0.1)	1	9.0	(0.7)	6
Mutual and exchange traded funds	67.5	(6.8)	1	—	—	—	67.5	(6.8)	1
Total equity securities	73.3	(7.4)	6	3.2	(0.1)	1	76.5	(7.5)	7
Total temporarily impaired securities	$680.5	$(15.8)	96	$252.3	$(6.5)	34	$932.8	$(22.3)	130

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.1	$(6.1)	30	$—	$—	—	$229.1	$(6.1)	30
Obligations of states and political subdivisions	178.9	(3.2)	26	—	—	—	178.9	(3.2)	26
Corporate securities	102.9	(1.4)	16	29.4	(0.8)	4	132.3	(2.2)	20
U.S. government agencies mortgage-backed securities	341.7	(10.1)	43	20.5	(0.8)	11	362.2	(10.9)	54
Total fixed maturities	852.6	(20.8)	115	49.9	(1.6)	15	902.5	(22.4)	130
Equity securities:
Large-cap equity securities	9.1	(0.9)	7	8.8	(1.7)	5	17.9	(2.6)	12
Mutual and exchange traded funds	29.9	(0.8)	2	—	—	—	29.9	(0.8)	2
Total equity securities	39.0	(1.7)	9	8.8	(1.7)	5	47.8	(3.4)	14
Total temporarily impaired securities	$891.6	$(22.5)	124	$58.7	$(3.3)	20	$950.3	$(25.8)	144

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at September 30, 2017, and determined that no additional other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Equity securities:
Large-cap securities	$—	$—	$(1.5)	$(0.2)
Small-cap securities	(0.6)	(1.1)	(2.0)	(2.9)
Fixed maturities:	—	—	—	(2.3)
Total other-than-temporary impairments	$(0.6)	$(1.1)	$(3.5)	$(5.4)

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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$12.8	$12.8
Due after 1 year through 5 years	549.5	554.5
Due after 5 years through 10 years	418.3	422.8
Due after 10 years	526.6	545.9
U.S. government agencies mortgage-backed securities	642.3	642.7
Total	$2,149.5	$2,178.7

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2017, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.3 million and $9.2 million were on deposit with insurance regulators as required by law at September 30, 2017, and December 31, 2016, respectively. The Company retains all rights regarding these securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Fixed maturities	$15.4	$15.4	$47.1	$47.0
Equity securities	2.0	1.3	5.7	4.3
Cash and cash equivalents, and other	1.6	1.4	4.6	4.1
Investment income	19.0	18.1	57.4	55.4
Investment expenses	0.3	0.5	0.9	1.3
Net investment income	$18.7	$17.6	$56.5	$54.1

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities were $328.4 million and $252.6 million for the nine months ended September 30, 2017, and 2016, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Realized gains:
Fixed maturities	$0.4	$—	$2.7	$2.1
Equity securities	20.9	9.9	45.2	20.6
Other invested assets	—	—	0.1	0.1
Total realized gains	21.3	9.9	48.0	22.8
Realized losses:
Equity securities:
Sales	(0.5)	—	(0.7)	(0.8)
OTTI	(0.6)	(1.1)	(3.5)	(3.1)
Fixed maturities:
OTTI	—	—	—	(2.3)
Total realized losses	(1.1)	(1.1)	(4.2)	(6.2)
Net realized gains on investments	$20.2	$8.8	$43.8	$16.6
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$0.4	$(11.2)	$15.8	$54.5
Equity securities	(12.1)	4.2	(1.9)	6.0
Other invested assets	2.5	4.5	7.9	4.4
Deferred federal income tax liability	3.2	0.8	(7.6)	(22.8)
Change in net unrealized holding (losses) gains, net of tax	$(6.0)	$(1.7)	$14.2	$42.1

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2017, and December 31, 2016, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2017, and 2016.
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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $42.9 million and $35.7 million at September 30, 2017, and December 31, 2016, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2017 and December 31, 2016:

($ millions)	Total	Level 1	Level 2	Level 3
September 30, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$422.4	$—	$422.4	$—
Obligations of states and political subdivisions	573.2	—	573.2	—
Corporate securities	540.4	—	540.4	—
U.S. government agencies mortgage-backed securities	642.7	—	642.7	—
Total fixed maturities	2,178.7	—	2,178.7	—
Equity securities:
Large-cap securities	100.7	100.7	—	—
Small-cap securities	65.4	65.4	—	—
Mutual and exchange traded funds	188.8	188.8	—	—
Total equity securities	354.9	354.9	—	—
Other invested assets	10.2	10.2	—	—
Total available-for-sale investments	$2,543.8	$365.1	$2,178.7	$—

($ millions)	Total	Level 1	Level 2	Level 3
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.7	$—	$404.7	$—
Obligations of states and political subdivisions	643.7	—	643.7	—
Corporate securities	449.6	—	446.1	3.5
U.S. government agencies mortgage-backed securities	611.3	—	611.3	—
Total fixed maturities	2,109.3	—	2,105.8	3.5
Equity securities:
Large-cap securities	139.0	139.0	—	—
Small-cap securities	79.1	79.1	—	—
Mutual and exchange traded funds	164.7	164.7	—	—
Total equity securities	382.8	382.8	—	—
Other invested assets	9.4	9.4	—	—
Total available-for-sale investments	$2,501.5	$392.2	$2,105.8	$3.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the nine months ended September 30, 2017, and the year ended December 31, 2016, separately for each major category of assets. This security was sold during the second quarter of 2017.

($ millions)	Fixed maturities
Balance at January 1, 2017	$3.5
Total realized gains – included in earnings	—
Total unrealized losses – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$3.6
Total realized gains – included in earnings	1.4
Total unrealized losses – included in other comprehensive income	—
Purchases	—
Sales	(5.0)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2017	$—
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2017	$—

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains – included in earnings	—
Total unrealized gains – included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$3.5

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2017, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2017			December 31, 2016
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$74.1	7.00%	$70.0	$75.7	7.00%

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

($ millions, except interest rates)	September 30, 2017			December 31, 2016
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.1	1.73%	$21.5	$21.0	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	85.4	85.9	5.03%	85.4	85.6	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.52%	15.2	15.2	5.13%
Total notes payable	$122.1	$122.2		$122.1	$121.8

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the nine months ended September 30, 2017 and 2016:

($ millions)	2017	2016
Losses and loss expenses payable, at beginning of period	$1,181.6	$1,053.0
Less: reinsurance recoverable on losses and loss expenses payable	3.6	5.9
Net balance at beginning of period	1,178.0	1,047.1
Incurred related to:
Current year	752.5	686.8
Prior years	(34.6)	33.4
Total incurred	717.9	720.2
Paid related to:
Current year	302.0	286.6
Prior years	318.3	319.2
Total paid	620.3	605.8
Net balance at end of period	1,275.6	1,161.5
Plus: reinsurance recoverable on losses and loss expenses payable	4.9	4.1
Losses and loss expenses payable, at end of period	$1,280.5	$1,165.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the nine months ended September 30, 2017 of $34.6 million compared to adverse development of $33.4 million for the same 2016 period. Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves were approximately $4.4 million and $1.8 million, respectively, of the 2017 development. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $33.1 million of favorable development in the commercial insurance segment. Slightly offsetting the favorable development was adverse development in the specialty and personal insurance segments of $2.6 million and $2.1 million, respectively. The specialty insurance segment was impacted by $3.0 million of adverse development in E&S property, driven by higher than anticipated severity for liability coverages on business in run-off. In the personal insurance segment, homeowners' contributed $1.9 million of adverse development, primarily from accident year 2016, and other personal contributed $2.5 million of adverse development, driven by higher than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the adverse development was $2.3 million of favorable development in personal auto, primarily driven by lower than anticipated severity emerging from accident years 2014 and 2015.
Favorable development of catastrophe reserves was approximately $1.3 million for the nine months ended September 30, 2016, and adverse development of unallocated loss adjustment expenses was $3.8 million for the same 2016 period. Programs, personal auto and commercial auto contributed $13.4 million, $8.5 million and $5.1 million of the adverse development. Adverse development in programs was primarily due to two programs with commercial auto exposures, both of which are in run-off. Adverse development in personal and commercial auto was primarily due to higher than anticipated bodily injury severity from the prior two accident years.
5. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Premiums earned:
Assumed from external insurers and reinsurers	$2.3	$1.2	$4.7	$3.6
Assumed under Pooling Arrangement	319.0	325.8	956.4	968.1
Ceded to external insurers and reinsurers	(4.9)	(6.0)	(17.1)	(19.3)
Ceded under Pooling Arrangement	(203.7)	(204.4)	(608.2)	(615.7)
Net assumed premiums earned	$112.7	$116.6	$335.8	$336.7
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$2.2	$0.9	$4.7	$2.8
Assumed under Pooling Arrangement	254.0	232.8	719.2	721.5
Ceded to external insurers and reinsurers	(2.7)	0.3	(3.7)	(2.1)
Ceded under Pooling Arrangement	(125.1)	(131.9)	(420.7)	(440.1)
Net assumed losses and loss expenses incurred	$128.4	$102.1	$299.5	$282.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
Amount at statutory rate	$(3.9)	35.0%	$2.6	35.0%	$(1.6)	35.0%	$(4.8)	35.0%
Tax-exempt interest and dividends received deduction	(1.4)	12.4	(1.6)	(22.6)	(4.4)	96.4	(5.5)	40.0
Other, net	3.6	(32.6)	(3.7)	(48.6)	5.1	(110.9)	7.9	(58.0)
Federal income tax benefit	(1.7)	14.8	(2.7)	(36.2)	(0.9)	20.5	(2.4)	17.0
Deferred tax expense on share-based awards	—	—	—	—	1.3	(29.2)	—	—
Federal income tax (benefit) expense	$(1.7)	14.8%	$(2.7)	(36.2)%	$0.4	(8.7)%	$(2.4)	17.0%

7. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2017	2016	2017	2016	2017	2016	2017	2016

Service cost	$1.4	$1.6	$—	$—	$4.4	$4.7	$—	$—
Interest cost	2.9	3.0	0.1	0.2	8.6	8.9	0.5	0.6
Expected return on plan assets	(4.2)	(3.9)	—	—	(12.6)	(11.3)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.3)	—	—	(4.1)	(4.1)
Net actuarial loss	2.0	2.3	0.1	0.1	5.9	6.9	0.2	0.2
Net periodic cost (benefit)	$2.1	$3.0	$(1.1)	$(1.0)	$6.3	$9.2	$(3.4)	$(3.3)

The Company contributed $9.8 million and $34.5 million, respectively, to its pension plan for the nine months ended September 30, 2017 and 2016.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table sets forth the changes in the Company’s accumulated other comprehensive income component ("AOCI"), net of tax, for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2017	$83.0	$(29.6)	$53.4

Other comprehensive income before reclassifications	7.2	—	7.2
Amounts reclassified from AOCI (a)	(13.2)	0.5	(12.7)
Net current period other comprehensive (loss) income	(6.0)	0.5	(5.5)
Ending balance at September 30, 2017	$77.0	$(29.1)	$47.9

Beginning balance at July 1, 2016	$112.3	$(29.6)	$82.7

Other comprehensive loss before reclassifications	4.0	—	4.0
Amounts reclassified from AOCI (a)	(5.7)	0.7	(5.0)
Net current period other comprehensive (loss) income	(1.7)	0.7	(1.0)
Ending balance at September 30, 2016	$110.6	$(28.9)	$81.7

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5

Other comprehensive income before reclassifications	42.7	—	42.7
Amounts reclassified from AOCI (a)	(28.5)	1.2	(27.3)
Net current period other comprehensive income	14.2	1.2	15.4
Ending balance at September 30, 2017	$77.0	$(29.1)	$47.9

Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6

Other comprehensive loss before reclassifications	52.9	—	52.9
Amounts reclassified from AOCI (a)	(10.8)	2.0	(8.8)
Net current period other comprehensive income	42.1	2.0	44.1
Ending balance at September 30, 2016	$110.6	$(28.9)	$81.7

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2017 and 2016:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2017	2016
Unrealized gains on available for sale securities	$20.2	$8.8	Realized gain on sale of securities
	20.2	8.8	Total before tax
	(7.0)	(3.1)	Tax expense
	13.2	5.7	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.3	1.3	(b)
Net actuarial loss	(2.1)	(2.4)	(b)
	(0.8)	(1.1)	Total before tax
	0.3	0.4	Tax benefit
	(0.5)	(0.7)	Net of tax
Total reclassifications for the period	$12.7	$5.0

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2017	2016
Unrealized gains on available for sale securities	$43.8	$16.6	Realized gain on sale of securities
	43.8	16.6	Total before tax
	(15.3)	(5.8)	Tax expense
	28.5	10.8	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.1	4.1	(b)
Net actuarial loss	(6.1)	(7.1)	(b)
	(2.0)	(3.0)	Total before tax
	0.8	1.0	Tax benefit
	(1.2)	(2.0)	Net of tax
Total reclassifications for the period	$27.3	$8.8

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2017 and 2016:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Numerator:
Net (loss) income for basic (loss) earnings per common share	$(9.5)	$10.1	$(4.9)	$(11.5)
Denominator:
Weighted average shares for basic (loss) earnings per common share	42.2	41.6	42.0	41.5
Effect of dilutive share-based awards	—	0.5	—	—
Adjusted weighted average shares for diluted net (loss) earnings per common share	42.2	42.1	42.0	41.5

Basic net (loss) earnings per common share	$(0.23)	$0.24	$(0.12)	$(0.28)
Diluted net (loss) earnings per common share	$(0.23)	$0.24	$(0.12)	$(0.28)

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2017 and 2016:

(shares in millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Total number of antidilutive options and awards	0.5	1.1	0.7	1.4

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
Effective January 1, 2017, the Company completed the transition of its internal decision-making process to a product management structure. Under this structure, the Company’s principal operating decision makers assess performance based on the underwriting results of individual products. The products within each insurance segment, were as follows:
•Personal Insurance Segment - personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Effective September 30, 2017, the farm & ranch product moved from the personal insurance segment to the commercial insurance segment as a result of product management changes that occurred during the third quarter of 2017. Prior reporting periods have been restated to conform to the new presentation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Revenue from external sources:
Insurance segments
Personal insurance	$144.1	$144.5	$430.3	$433.8
Commercial insurance	114.3	116.0	341.8	356.3
Specialty insurance	60.6	65.3	184.3	178.0
Total insurance segments	319.0	325.8	956.4	968.1
Investment operations segment
Net investment income	18.7	17.6	56.5	54.1
Net realized capital gains	20.2	8.8	43.8	16.6
Total investment operations segment	38.9	26.4	100.3	70.7
All other	0.5	0.6	1.7	1.7
Total revenue from external sources	358.4	352.8	1,058.4	1,040.5
Intersegment revenue	1.6	1.5	3.0	4.4
Total revenue	360.0	354.3	1,061.4	1,044.9
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.5)	(3.0)	(4.4)
Total consolidated revenues	$358.4	$352.8	$1,058.4	$1,040.5
Segment (loss) income before federal income tax:
Insurance segments SAP underwriting (loss) gain
Personal insurance	$(7.4)	$1.9	$(31.7)	$(21.7)
Commercial insurance	1.3	(17.6)	(7.0)	(33.7)
Specialty insurance	(39.1)	(3.3)	(52.5)	(28.3)
Total insurance segments loss	(45.2)	(19.0)	(91.2)	(83.7)
Investment operations segment
Net investment income	18.7	17.6	56.5	54.1
Net realized capital gains	20.2	8.8	43.8	16.6
Total investment operations segment	38.9	26.4	100.3	70.7
All other	0.1	0.1	0.2	0.3
Total segment (loss) income before tax expense	(6.2)	7.5	9.3	(12.7)
Reconciling items:
GAAP expense adjustments	(2.8)	2.4	(6.8)	5.8
Interest expense on corporate debt	(1.5)	(1.4)	(4.4)	(4.1)
Corporate expenses	(0.7)	(1.1)	(2.6)	(2.9)
Total reconciling items	(5.0)	(0.1)	(13.8)	(1.2)
Total consolidated (loss) income before federal income tax expense	$(11.2)	$7.4	$(4.5)	$(13.9)

Investable assets attributable to the Company’s investment operations segment totaled $2,773.4 million and $2,663.7 million at September 30, 2017, and December 31, 2016, respectively.
Subsequent Event
During the third quarter of 2017, management undertook a review of strategic alternatives for the Company’s excess and surplus lines business, which constitutes all of the business, along with programs which was previously placed into run-off, within its specialty insurance segment, to determine whether or not this business was core to the Company's ongoing business strategy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

As a result of this review, management determined this business was not core to the Company’s strategy and decided to begin exiting the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off. The impact of this decision on future results will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. The timing of this cannot be quantified at this time.

11.  Contingencies and Litigation
In accordance with the Contingencies Topic of the FASB's Accounting Standards Codification, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of the Company.
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2017 and December 31, 2016, and for the consolidated statements of income for the three and nine month periods ended September 30, 2017 and 2016. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2016 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2016 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
We have four reportable segments: personal insurance, commercial insurance, specialty insurance and investment operations. As of January 1, 2017, we completed the transition of our internal decision-making process to a product management structure under which our principal operating decision makers assess performance based on the underwriting results of individual products. The products within each insurance segment were as follows:
•Personal Insurance Segment - personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
Effective September 30, 2017, the farm & ranch product moved from the personal insurance segment to the commercial insurance segment as a result of product management changes that occurred during the third quarter of 2017. Prior reporting periods have been restated to conform to the new presentation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
Our pre-tax loss for the three and nine months ended September 30, 2017 was $11.2 million and $4.5 million, respectively, compared to pre-tax income of $7.4 million and a pre-tax loss of $13.9 million, respectively, for the same 2016 periods. The third quarter 2017 results were impacted by catastrophe losses of $32.5 million and $22.7 million from hurricanes Harvey and Irma, respectively. The specialty insurance segment, primarily E&S property, accounted for $43.5 million of the hurricane catastrophe losses. The 2017 third quarter and nine month results included overall net favorable development of prior accident year losses and loss adjustment expenses compared to adverse development for the same 2016 periods. Current accident year non-catastrophe losses and loss adjustment expenses for the three and nine month periods ended September 30, 2017 improved 3.2 points and increased 2.3 points, respectively, compared to the same 2016 periods. In addition, for the three and nine months ended September 30, 2017 we reported net realized gains on investments of $20.2 million and $43.8 million, respectively, compared to $8.8 million and $16.6 million, respectively, for the same 2016 periods.
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2017 and 2016:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
GAAP Basis:
Total revenues	$358.4	$352.8	$1,058.4	$1,040.5
(Loss) income before federal income taxes	$(11.2)	$7.4	$(4.5)	$(13.9)
Net (loss) income	$(9.5)	$10.1	$(4.9)	$(11.5)
Basic (loss) earnings per share	$(0.23)	$0.24	$(0.12)	$(0.28)
Diluted (loss) earnings per share	$(0.23)	$0.24	$(0.12)	$(0.28)
Stockholders’ equity	$897.2	$907.8
Return on average equity (LTM)	3.1%	(0.9)%
Book value per share	$21.28	$21.82
Debt to capital ratio	12.0%	11.9%
Cat loss and ALAE ratio	17.6%	2.5%	12.1%	6.8%
Non-cat loss and LAE ratio	61.9%	68.8%	63.0%	67.6%
Loss and LAE ratio	79.5%	71.3%	75.1%	74.4%
Expense ratio	35.3%	33.7%	35.0%	33.5%
Combined ratio	114.8%	105.0%	110.1%	107.9%
Premium written growth	(4.3)%	3.5%	(1.8)%	1.6%
Investment yield	2.9%	2.9%	3.0%	3.0%

SAP Basis:
Cat loss and ALAE ratio	17.6%	2.5%	12.1%	6.8%
Non-cat loss and ALAE ratio	56.9%	63.7%	57.5%	61.7%
ULAE ratio	5.1%	5.3%	5.6%	6.0%
Loss and LAE ratio	79.6%	71.5%	75.2%	74.5%
Expense ratio	34.3%	33.4%	33.9%	33.5%
Combined ratio	113.9%	104.9%	109.1%	108.0%

	Twelve months ended September 30
	2017	2016
Net premiums written to surplus	1.5	1.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratios for the three and nine months ended September 30, 2017 and 2016:

($ in millions)
Three months ended September 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$165.5	$117.3	$38.5	$321.3
Net earned premiums	144.1	114.3	60.6	319.0
Losses and LAE incurred:
Cat loss and ALAE	8.0	4.4	43.7	56.1
Non-cat loss and ALAE	85.3	57.8	38.4	181.5
Total Loss and ALAE	93.3	62.2	82.1	237.6
ULAE	8.9	5.6	1.9	16.4
Total Loss and LAE	102.2	67.8	84.0	254.0
Underwriting expenses	49.3	45.2	15.7	110.2
Net underwriting (loss) gain	$(7.4)	$1.3	$(39.1)	$(45.2)

Cat loss and ALAE ratio	5.6%	3.8%	72.2%	17.6%
Non-cat loss and ALAE ratio	59.2%	50.6%	63.2%	56.9%
Total Loss and ALAE ratio	64.8%	54.4%	135.4%	74.5%
ULAE ratio	6.1%	5.0%	3.2%	5.1%
Total Loss and LAE ratio	70.9%	59.4%	138.6%	79.6%
Expense ratio	29.8%	38.5%	40.8%	34.3%
Combined ratio	100.7%	97.9%	179.4%	113.9%

($ in millions)
Three months ended September 30, 2016	Personal	Commercial	Specialty	Total

Net written premiums	$154.0	$115.1	$66.7	$335.8
Net earned premiums	144.5	116.0	65.3	325.8
Losses and LAE incurred:
Cat loss and ALAE	3.8	4.2	0.1	8.1
Non-cat loss and ALAE	87.6	78.7	41.3	207.6
Total Loss and ALAE	91.4	82.9	41.4	215.7
ULAE	7.1	7.4	2.5	17.0
Total Loss and LAE	98.5	90.3	43.9	232.7
Underwriting expenses	44.1	43.3	24.7	112.1
Net underwriting gain (loss)	$1.9	$(17.6)	$(3.3)	$(19.0)

Cat loss and ALAE ratio	2.6%	3.6%	0.2%	2.5%
Non-cat loss and ALAE ratio	60.6%	67.9%	63.2%	63.7%
Total Loss and ALAE ratio	63.2%	71.5%	63.4%	66.2%
ULAE ratio	5.0%	6.5%	3.7%	5.3%
Total Loss and LAE ratio	68.2%	78.0%	67.1%	71.5%
Expense ratio	28.6%	37.6%	37.1%	33.4%
Combined ratio	96.8%	115.6%	104.2%	104.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Nine months ended September 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$447.6	$344.6	$176.4	$968.6
Net earned premiums	430.3	341.8	184.3	956.4
Losses and LAE incurred:
Cat loss and ALAE	43.7	25.4	46.6	115.7
Non-cat loss and ALAE	257.3	171.5	121.4	550.2
Total Loss and ALAE	301.0	196.9	168.0	665.9
ULAE	28.0	18.4	6.9	53.3
Total Loss and LAE	329.0	215.3	174.9	719.2
Underwriting expenses	133.0	133.5	61.9	328.4
Net underwriting loss	$(31.7)	$(7.0)	$(52.5)	$(91.2)

Cat loss and ALAE ratio	10.2%	7.4%	25.3%	12.1%
Non-cat loss and ALAE ratio	59.8%	50.2%	65.8%	57.5%
Total Loss and ALAE ratio	70.0%	57.6%	91.1%	69.6%
ULAE ratio	6.5%	5.4%	3.8%	5.6%
Total Loss and LAE ratio	76.5%	63.0%	94.9%	75.2%
Expense ratio	29.7%	38.7%	35.1%	33.9%
Combined ratio	106.2%	101.7%	130.0%	109.1%

($ in millions)
Nine months ended September 30, 2016	Personal	Commercial	Specialty	Total

Net written premiums	$441.1	$348.9	$196.2	$986.2
Net earned premiums	433.8	356.3	178.0	968.1
Losses and LAE incurred:
Cat loss and ALAE	44.4	20.4	0.6	65.4
Non-cat loss and ALAE	254.8	217.1	125.9	597.8
Total Loss and ALAE	299.2	237.5	126.5	663.2
ULAE	27.9	22.1	8.3	58.3
Total Loss and LAE	327.1	259.6	134.8	721.5
Underwriting expenses	128.4	130.4	71.5	330.3
Net underwriting loss	$(21.7)	$(33.7)	$(28.3)	$(83.7)

Cat loss and ALAE ratio	10.2%	5.7%	0.3%	6.8%
Non-cat loss and ALAE ratio	58.8%	61.0%	70.7%	61.7%
Total Loss and ALAE ratio	69.0%	66.7%	71.0%	68.5%
ULAE ratio	6.4%	6.2%	4.8%	6.0%
Total Loss and LAE ratio	75.4%	72.9%	75.8%	74.5%
Expense ratio	29.1%	37.4%	36.5%	33.5%
Combined ratio	104.5%	110.3%	112.3%	108.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our personal insurance segment for the three and nine months ended September 30, 2017 and 2016:
Table 1

($ in millions)
Three months ended September 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$96.5	$64.1	$4.9	$165.5
Net earned premiums	84.9	54.6	4.6	144.1
Losses and LAE incurred:
Cat loss and ALAE	2.5	5.1	0.4	8.0
Non-cat loss and ALAE	59.8	24.0	1.5	85.3
Total Loss and ALAE	62.3	29.1	1.9	93.3
ULAE	5.5	3.2	0.2	8.9
Total Loss and LAE	67.8	32.3	2.1	102.2
Underwriting expenses	26.8	20.9	1.6	49.3
Net underwriting (loss) gain	$(9.7)	$1.4	$0.9	$(7.4)

Cat loss and ALAE ratio	3.0%	9.3%	8.3%	5.6%
Non-cat loss and ALAE ratio	70.4%	44.1%	33.4%	59.2%
Total Loss and ALAE ratio	73.4%	53.4%	41.7%	64.8%
ULAE ratio	6.5%	5.8%	2.8%	6.1%
Total Loss and LAE ratio	79.9%	59.2%	44.5%	70.9%
Expense ratio	27.7%	32.6%	35.8%	29.8%
Combined ratio	107.6%	91.8%	80.3%	100.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
Three months ended September 30, 2016	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$86.9	$61.8	$5.3	$154.0
Net earned premiums	82.7	56.5	5.3	144.5
Losses and LAE incurred:
Cat loss and ALAE	1.5	2.1	0.2	3.8
Non-cat loss and ALAE	63.0	23.0	1.6	87.6
Total Loss and ALAE	64.5	25.1	1.8	91.4
ULAE	3.4	3.4	0.3	7.1
Total Loss and LAE	67.9	28.5	2.1	98.5
Underwriting expenses	23.5	18.7	1.9	44.1
Net underwriting (loss) gain	$(8.7)	$9.3	$1.3	$1.9

Cat loss and ALAE ratio	1.8%	3.7%	3.9%	2.6%
Non-cat loss and ALAE ratio	76.2%	40.8%	29.3%	60.6%
Total Loss and ALAE ratio	78.0%	44.5%	33.2%	63.2%
ULAE ratio	4.2%	5.9%	6.9%	5.0%
Total Loss and LAE ratio	82.2%	50.4%	40.1%	68.2%
Expense ratio	27.0%	30.3%	35.3%	28.6%
Combined ratio	109.2%	80.7%	75.4%	96.8%

Table 3

($ in millions)
Nine months ended September 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$265.0	$168.9	$13.7	$447.6
Net earned premiums	251.5	164.6	14.2	430.3
Losses and LAE incurred:
Cat loss and ALAE	8.4	34.2	1.1	43.7
Non-cat loss and ALAE	176.6	73.9	6.8	257.3
Total Loss and ALAE	185.0	108.1	7.9	301.0
ULAE	15.8	11.3	0.9	28.0
Total Loss and LAE	200.8	119.4	8.8	329.0
Underwriting expenses	73.4	54.7	4.9	133.0
Net underwriting (loss) gain	$(22.7)	$(9.5)	$0.5	$(31.7)

Cat loss and ALAE ratio	3.3%	20.8%	7.5%	10.2%
Non-cat loss and ALAE ratio	70.3%	44.9%	48.2%	59.8%
Total Loss and ALAE ratio	73.6%	65.7%	55.7%	70.0%
ULAE ratio	6.3%	6.8%	6.4%	6.5%
Total Loss and LAE ratio	79.9%	72.5%	62.1%	76.5%
Expense ratio	27.7%	32.4%	36.5%	29.7%
Combined ratio	107.6%	104.9%	98.6%	106.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Nine months ended September 30, 2016	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$253.2	$172.3	$15.6	$441.1
Net earned premiums	247.3	170.5	16.0	433.8
Losses and LAE incurred:
Cat loss and ALAE	7.1	36.5	0.8	44.4
Non-cat loss and ALAE	180.7	66.7	7.4	254.8
Total Loss and ALAE	187.8	103.2	8.2	299.2
ULAE	14.9	11.8	1.2	27.9
Total Loss and LAE	202.7	115.0	9.4	327.1
Underwriting expenses	68.7	53.9	5.8	128.4
Net underwriting (loss) gain	$(24.1)	$1.6	$0.8	$(21.7)

Cat loss and ALAE ratio	2.9%	21.4%	5.1%	10.2%
Non-cat loss and ALAE ratio	73.0%	39.1%	46.6%	58.8%
Total Loss and ALAE ratio	75.9%	60.5%	51.7%	69.0%
ULAE ratio	6.0%	6.9%	7.1%	6.4%
Total Loss and LAE ratio	81.9%	67.4%	58.8%	75.4%
Expense ratio	27.1%	31.3%	36.8%	29.1%
Combined ratio	109.0%	98.7%	95.6%	104.5%

The personal insurance segment's net written premiums for the three and nine months ended September 30, 2017 increased 7.5% and 1.5%, respectively, when compared to the same 2016 periods (Tables 1 - 4), driven by (i) rate increases for our personal auto product implemented beginning in 2016 and continuing throughout 2017 and (ii) new business growth in personal auto and homeowners. The third quarter 2017 new business growth in homeowners was not enough to offset business lost on renewal year to date 2017.
The personal insurance segment's SAP catastrophe loss ratios for the three and nine months ended September 30, 2017, were 5.6% and 10.2%, respectively, compared to 2.6% and 10.2%, respectively, for the same 2016 periods (Tables 1 - 4). The third quarter of 2017 was primarily impacted by hurricanes Harvey and Irma. The catastrophe loss ratio for the nine months ended September 30, 2017 also reflected the impact of widespread storms that affected the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia during the first quarter of 2017. The catastrophe loss ratio for the nine months ended September 30, 2016 was impacted by storms in Texas, primarily wind and hail, which occurred during the second quarter of 2016.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 decreased 1.4 points and increased 1.0 point, respectively, when compared to the same 2016 periods (Tables 1 - 4). The homeowners SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 increased 3.3 points and 5.8 points, respectively, when compared to the same 2016 periods, primarily driven by an increase in non-catastrophe weather-related losses.
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 improved 5.8 points and 2.7 points, respectively, when compared to the same 2016 periods, and include favorable development of prior accident year losses of $0.5 million and $2.3 million, respectively, compared to adverse development of $0.6 million and $8.5 million, respectively, for the same 2016 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our commercial insurance segment for the three and nine months ended September 30, 2017 and 2016:
Table 5

($ in millions)
Three months ended September 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$18.6	$31.4	$28.8	$25.1	$10.1	3.3	$117.3
Net earned premiums	18.8	33.3	26.7	22.0	10.1	3.4	114.3
Losses and LAE incurred:
Cat loss and ALAE	0.3	2.5	0.4	—	1.2	—	4.4
Non-cat loss and ALAE	10.6	17.4	12.6	11.9	4.9	0.3	57.8
Total Loss and ALAE	10.9	19.9	13.1	11.9	6.1	0.3	62.2
ULAE	1.2	1.7	0.9	1.5	0.2	0.1	5.6
Total Loss and LAE	12.1	21.6	14.0	13.4	6.3	0.4	67.8
Underwriting expenses	7.8	14.1	10.3	7.4	3.7	1.9	45.2
Net underwriting (loss) gain	$(1.1)	$(2.4)	$2.4	$1.2	$0.1	1.1	$1.3

Cat loss and ALAE ratio	1.6%	7.6%	1.4%	—%	11.7%	—%	3.8%
Non-cat loss and ALAE ratio	56.6%	52.4%	47.4%	54.3%	47.8%	6.8%	50.6%
Total Loss and ALAE ratio	58.2%	60.0%	48.8%	54.3%	59.5%	6.8%	54.4%
ULAE ratio	5.7%	5.1%	3.3%	6.6%	3.6%	7.8%	5.0%
Total Loss and LAE ratio	63.9%	65.1%	52.1%	60.9%	63.1%	14.6%	59.4%
Expense ratio	42.1%	44.8%	36.0%	29.6%	36.8%	54.4%	38.5%
Combined ratio	106.0%	109.9%	88.1%	90.5%	99.9%	69.0%	97.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended September 30, 2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$19.1	$31.8	$27.4	$24.0	$8.5	$4.3	$115.1
Net earned premiums	21.4	31.8	27.3	22.3	9.0	4.2	116.0
Losses and LAE incurred:
Cat loss and ALAE	—	2.3	0.7	—	1.2	—	4.2
Non-cat loss and ALAE	17.8	17.5	23.5	14.6	4.6	0.7	78.7
Total Loss and ALAE	17.8	19.8	24.2	14.6	5.8	0.7	82.9
ULAE	1.3	1.4	1.8	2.1	0.6	0.2	7.4
Total Loss and LAE	19.1	21.2	26.0	16.7	6.4	0.9	90.3
Underwriting expenses	7.6	12.8	10.6	7.0	3.5	1.8	43.3
Net underwriting (loss) gain	$(5.3)	$(2.2)	$(9.3)	$(1.4)	$(0.9)	$1.5	$(17.6)

Cat loss and ALAE ratio	0.1%	7.1%	2.7%	—%	13.3%	—%	3.6%
Non-cat loss and ALAE ratio	83.3%	55.2%	86.1%	65.4%	51.6%	15.4%	67.9%
Total Loss and ALAE ratio	83.4%	62.3%	88.8%	65.4%	64.9%	15.4%	71.5%
ULAE ratio	5.9%	4.4%	6.3%	9.6%	6.7%	8.7%	6.5%
Total Loss and LAE ratio	89.3%	66.7%	95.1%	75.0%	71.6%	24.1%	78.0%
Expense ratio	39.7%	40.2%	38.6%	29.1%	41.5%	41.8%	37.6%
Combined ratio	129.0%	106.9%	133.7%	104.1%	113.1%	65.9%	115.6%

Table 7

($ in millions)
Nine months ended September 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$56.9	$93.7	$85.2	$66.4	$31.5	$10.9	$344.6
Net earned premiums	57.6	96.5	81.2	66.3	29.1	11.1	341.8
Losses and LAE incurred:
Cat loss and ALAE	0.9	12.0	7.6	—	4.9	—	25.4
Non-cat loss and ALAE	34.0	47.0	37.8	37.6	15.2	(0.1)	171.5
Total Loss and ALAE	34.9	59.0	45.4	37.6	20.1	(0.1)	196.9
ULAE	3.3	4.3	3.5	5.1	1.6	0.6	18.4
Total Loss and LAE	38.2	63.3	48.9	42.7	21.7	0.5	215.3
Underwriting expenses	23.4	40.9	31.0	21.0	11.5	5.7	133.5
Net underwriting (loss) gain	$(4.0)	$(7.7)	$1.3	$2.6	$(4.1)	$4.9	$(7.0)

Cat loss and ALAE ratio	1.6%	12.4%	9.3%	—%	16.9%	0.1%	7.4%
Non-cat loss and ALAE ratio	59.0%	48.8%	46.6%	56.8%	52.1%	(1.0)%	50.2%
Total Loss and ALAE ratio	60.6%	61.2%	55.9%	56.8%	69.0%	(0.9)%	57.6%
ULAE ratio	5.6%	4.4%	4.3%	7.6%	5.7%	5.6%	5.4%
Total Loss and LAE ratio	66.2%	65.6%	60.2%	64.4%	74.7%	4.7%	63.0%
Expense ratio	41.1%	43.6%	36.4%	31.6%	36.5%	52.2%	38.7%
Combined ratio	107.3%	109.2%	96.6%	96.0%	111.2%	56.9%	101.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 8

($ in millions)
Nine months ended September 30, 2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$60.8	$95.1	$82.5	$70.2	$27.5	$12.8	$348.9
Net earned premiums	68.1	95.9	83.2	70.0	26.3	12.8	356.3
Losses and LAE incurred:
Cat loss and ALAE	0.8	8.5	7.3	—	3.8	—	20.4
Non-cat loss and ALAE	55.5	51.5	52.0	44.5	8.3	5.3	217.1
Total Loss and ALAE	56.3	60.0	59.3	44.5	12.1	5.3	237.5
ULAE	3.6	5.1	4.7	6.2	1.6	0.9	22.1
Total Loss and LAE	59.9	65.1	64.0	50.7	13.7	6.2	259.6
Underwriting expenses	23.0	38.5	32.6	20.5	10.4	5.4	130.4
Net underwriting (loss) gain	$(14.8)	$(7.7)	$(13.4)	$(1.2)	$2.2	$1.2	$(33.7)

Cat loss and ALAE ratio	1.3%	8.8%	8.7%	—%	14.4%	—%	5.7%
Non-cat loss and ALAE ratio	81.5%	53.7%	62.5%	63.5%	31.9%	41.5%	61.0%
Total Loss and ALAE ratio	82.8%	62.5%	71.2%	63.5%	46.3%	41.5%	66.7%
ULAE ratio	5.4%	5.2%	5.6%	8.9%	6.0%	7.5%	6.2%
Total Loss and LAE ratio	88.2%	67.7%	76.8%	72.4%	52.3%	49.0%	72.9%
Expense ratio	37.8%	40.5%	39.4%	29.3%	38.0%	42.1%	37.4%
Combined ratio	126.0%	108.2%	116.2%	101.7%	90.3%	91.1%	110.3%

The commercial insurance segment's net written premiums for the three and nine months ended September 30, 2017 increased 1.8% and decreased 1.3%, respectively, compared to the same 2016 periods (Tables 5 - 8). Through the first nine months of 2017, we continue to be impacted by (i) rate actions to improve profitability in commercial auto, (ii) more competitive market conditions in workers' compensation, and (iii) our continued focus on underwriting discipline. During the third quarter of 2017, new business premiums for commercial auto, small commercial package and middle market commercial increased compared to the same 2016 period, due primarily to efforts undertaken in 2016 to (i) expand and strengthen our agency relationships, and (ii) reinforce and clarify our commercial underwriting appetite with our agency force. In addition, growth in farm & ranch continued, with increases in both net written premium and policies in force compared to the same 2016 periods.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 increased 0.2 points and 1.7 points, respectively, when compared to the same 2016 periods (Tables 5 - 8). Quarter and year to date 2017 and 2016, the commercial insurance segment's SAP catastrophe loss ratios were impacted by the same events described in the preceding personal insurance segment discussion.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 improved 17.3 points and 10.8 points, respectively, when compared to the same 2016 periods (Tables 5 - 8), primarily driven by (i) favorable development of prior accident year losses compared to adverse development in the same 2016 periods and (ii) pricing, underwriting and claims improvements implemented throughout the last two years, including improved risk classification, rate increases and reductions in claims leakage. The commercial auto ratios for the three and nine months ended September 30, 2017 improved 26.7 points and 22.5 points, respectively, when compared to the same 2016 periods, due primarily to favorable development of prior accident year losses of $2.6 million and $5.7 million, respectively, compared to adverse development of $0.4 million and $5.1 million, respectively, for the same 2016 periods.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2017 improved 2.8 points and 4.9 points, respectively, when compared to the same 2016 periods, primarily driven by favorable development of prior accident year ultimate loss estimates of $2.9 million and $7.9 million, respectively, compared to adverse development of $0.8 million and $1.4 million, respectively, for the same 2016 periods.
The middle market commercial SAP non-catastrophe loss and ALAE ratios improved 38.7 points and 15.9 points, respectively, when compared to the same 2016 periods. For the three and nine months ended September 30, 2017, prior accident year loss estimates developed favorably by $0.8 million and $6.1 million, respectively, compared to adverse development of $2.2 million

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

and $1.1 million, respectively, for the same 2016 periods. In addition, for the three and nine months ended September 30, 2016, the current accident year loss and ALAE ratios were impacted by large fire losses.
The workers' compensation SAP non-catastrophe loss and ALAE ratios improved 11.1 points and 6.7 points, respectively, when compared to the same 2016 periods, due primarily to greater favorable development of prior accident year losses. In addition, for the three and nine months ended September 30, 2016, the current accident year loss and ALAE ratios were impacted by several large losses.
The farm & ranch SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2017 improved 3.8 points and increased 20.2 points, respectively, when compared to the same 2016 periods. The loss ratio for the three months ended September 30, 2016 reflected revised loss estimates for current accident year losses during the second quarter of 2016. The 2017 year to date increase was primarily driven by large fire losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following tables set forth the SAP underwriting gain (loss) and SAP combined ratios by major product line for our specialty insurance segment for the three and nine months ended September 30, 2017 and 2016:
Table 9

($ in millions)
Three months ended September 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$4.9	$26.3	$7.3	$38.5
Net earned premiums	10.0	27.0	23.6	60.6
Losses and LAE incurred:
Cat loss and ALAE	42.9	0.3	0.5	43.7
Non-cat loss and ALAE	4.0	17.3	17.1	38.4
Total Loss and ALAE	46.9	17.6	17.6	82.1
ULAE	—	0.7	1.2	1.9
Total Loss and LAE	46.9	18.3	18.8	84.0
Underwriting expenses	3.7	9.4	2.6	15.7
Net underwriting (loss) gain	$(40.6)	$(0.7)	$2.2	$(39.1)

Cat loss and ALAE ratio	430.9%	1.2%	2.1%	72.2%
Non-cat loss and ALAE ratio	38.6%	63.9%	72.8%	63.2%
Total Loss and ALAE ratio	469.5%	65.1%	74.9%	135.4%
ULAE ratio	1.0%	2.5%	4.9%	3.2%
Total Loss and LAE ratio	470.5%	67.6%	79.8%	138.6%
Expense ratio	75.1%	35.8%	35.5%	40.8%
Combined ratio	545.6%	103.4%	115.3%	179.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 10

($ in millions)
Three months ended September 30, 2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	7.8	$31.6	$27.3	$66.7
Net earned premiums	10.2	25.6	29.5	65.3
Losses and LAE incurred:
Cat loss and ALAE	—	—	0.1	0.1
Non-cat loss and ALAE	2.6	17.5	21.2	41.3
Total Loss and ALAE	2.6	17.5	21.3	41.4
ULAE	(0.8)	1.4	1.9	2.5
Total Loss and LAE	1.8	18.9	23.2	43.9
Underwriting expenses	3.7	11.7	9.3	24.7
Net underwriting gain (loss)	$4.7	$(5.0)	$(3.0)	$(3.3)

Cat loss and ALAE ratio	—%	—%	0.4%	0.2%
Non-cat loss and ALAE ratio	25.2%	68.4%	72.1%	63.2%
Total Loss and ALAE ratio	25.2%	68.4%	72.5%	63.4%
ULAE ratio	(6.9)%	5.2%	6.1%	3.7%
Total Loss and LAE ratio	18.3%	73.6%	78.6%	67.1%
Expense ratio	47.1%	37.2%	34.2%	37.1%
Combined ratio	65.4%	110.8%	112.8%	104.2%

Table 11

($ in millions)
Nine months ended September 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$31.4	$83.6	$61.4	$176.4
Net earned premiums	31.4	76.1	76.8	184.3
Losses and LAE incurred:
Cat loss and ALAE	45.3	0.3	1.0	46.6
Non-cat loss and ALAE	11.4	52.3	57.7	121.4
Total Loss and ALAE	56.7	52.6	58.7	168.0
ULAE	(0.2)	2.9	4.2	6.9
Total Loss and LAE	56.5	55.5	62.9	174.9
Underwriting expenses	15.0	29.5	17.4	61.9
Net underwriting loss	$(40.1)	$(8.9)	$(3.5)	$(52.5)

Cat loss and ALAE ratio	144.4%	0.4%	1.3%	25.3%
Non-cat loss and ALAE ratio	36.2%	68.6%	75.2%	65.8%
Total Loss and ALAE ratio	180.6%	69.0%	76.5%	91.1%
ULAE ratio	(0.5)%	3.9%	5.4%	3.8%
Total Loss and LAE ratio	180.1%	72.9%	81.9%	94.9%
Expense ratio	47.9%	35.2%	28.4%	35.1%
Combined ratio	228.0%	108.1%	110.3%	130.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 12

($ in millions)
Nine months ended September 30, 2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$31.6	$75.9	$88.7	$196.2
Net earned premiums	29.9	66.7	81.4	178.0
Losses and LAE incurred:
Cat loss and ALAE	0.4	—	0.2	0.6
Non-cat loss and ALAE	9.4	44.1	72.4	125.9
Total Loss and ALAE	9.8	44.1	72.6	126.5
ULAE	(0.3)	3.9	4.7	8.3
Total Loss and LAE	9.5	48.0	77.3	134.8
Underwriting expenses	14.9	26.9	29.7	71.5
Net underwriting gain (loss)	$5.5	$(8.2)	$(25.6)	$(28.3)

Cat loss and ALAE ratio	1.3%	—%	0.2%	0.3%
Non-cat loss and ALAE ratio	31.5%	66.1%	89.0%	70.7%
Total Loss and ALAE ratio	32.8%	66.1%	89.2%	71.0%
ULAE ratio	(0.7)%	5.7%	5.9%	4.8%
Total Loss and LAE ratio	32.1%	71.8%	95.1%	75.8%
Expense ratio	47.2%	35.5%	33.5%	36.5%
Combined ratio	79.3%	107.3%	128.6%	112.3%

The specialty insurance segment's net written premiums for the three and nine months ended September 30, 2017 decreased 42.3% and 10.1%, respectively, compared to the same 2016 periods (Tables 9 - 12), primarily driven by (i) our decision to exit program business and (ii) continued competitiveness of the catastrophe-exposed property market. In addition, the third quarter of 2016 was impacted by a change in the structure of the reinsurance treaty covering casualty risks within the specialty insurance segment, resulting in the return to us of ceded unearned premium from the reinsurers. Partially offsetting the year to date decrease was new business growth in E&S casualty, primarily due to increased production from our umbrella and gas & propane distribution underwriting teams.
The specialty insurance segment’s SAP catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2017, increased 72.0 points and 25.0 points, respectively, when compared to the same 2016 periods (Tables 9 - 12), primarily driven by hurricanes Harvey and Irma, which impacted the quarter and year to date 2017 cat loss and ALAE ratios by 71.8 points and 23.6 points, respectively.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2017 was flat and improved 4.9 points, respectively, when compared to the same 2016 periods (Tables 9 - 12). During the first nine months of 2017, ultimate loss estimates for prior accident years increased $2.6 million compared to $17.9 million for the same 2016 period. The third quarter and year to date 2016 loss ratios were impacted by (i) higher current accident year losses in programs, and (ii) adverse development of prior accident year losses resulting from increased severity in programs with commercial auto exposures.
During the third quarter of 2017, management undertook a review of strategic alternatives for our excess and surplus lines business, which constitutes all of the business, along with programs which was previously placed into run-off, within our specialty insurance segment, to determine whether or not this business was core to our ongoing business strategy. As a result of this review, management determined this business was not core to our strategy and decided to begin exiting the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off. The impact of this decision on future results will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. The timing of this cannot be quantified at this time.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by product for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30			Nine months ended September 30
	2017	2016	$ Change	2017	2016	$ Change
	Redundancy /(Deficiency)			Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$0.5	$(0.6)	$1.1	$2.3	$(8.5)	$10.8
Homeowners	—	(0.2)	0.2	(1.9)	(0.1)	(1.8)
Other Personal	(0.4)	—	(0.4)	(2.5)	(0.8)	(1.7)
Total Personal Insurance Segment	0.1	(0.8)	0.9	(2.1)	(9.4)	7.3

Commercial Insurance Segment:
Commercial Auto	2.6	(0.4)	3.0	5.7	(5.1)	10.8
Small Commercial Package	2.9	(0.8)	3.1	7.9	(1.4)	9.3
Middle Market Commercial	0.8	(2.2)	3.0	6.1	(1.1)	7.2
Workers' Compensation	2.2	1.4	0.8	6.9	2.0	4.9
Farm & Ranch	0.2	0.4	(0.2)	1.0	1.1	(0.1)
Other Commercial	1.2	1.4	(0.2)	5.5	0.9	4.6
Total Commercial Insurance Segment	9.9	(0.2)	10.1	33.1	(3.6)	36.7

Specialty Insurance Segment:
E&S Property	(1.4)	0.1	(1.5)	(3.0)	(1.1)	(1.9)
E&S Casualty	0.8	(1.1)	1.9	1.1	(3.4)	4.5
Programs	(0.6)	(0.8)	0.2	(0.7)	(13.4)	12.7
Total Specialty Insurance Segment	(1.2)	(1.8)	0.6	(2.6)	(17.9)	15.3

Cat Loss and ALAE	0.2	0.3	(0.1)	1.8	1.3	0.5
ULAE	0.2	(0.7)	0.9	4.4	(3.8)	8.2
Total	$9.2	$(3.2)	$12.4	$34.6	$(33.4)	$68.0

For further information, see the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at September 30, 2017 and December 31, 2016:

($ millions)	September 30, 2017	December 31, 2016	$ Change
Personal Insurance Segment:
Personal Auto	$197.3	$192.7	$4.6
Homeowners	60.6	50.0	10.6
Other Personal	13.9	8.8	5.1
Total Personal Insurance Segment	271.8	251.5	20.3
Commercial Insurance Segment:
Commercial Auto	96.0	98.3	(2.3)
Small Commercial Package	126.5	126.2	0.3
Middle Market Commercial	151.9	157.7	(5.8)
Workers’ Compensation	192.6	185.6	7.0
Farm & Ranch	15.7	14.3	1.4
Other Commercial	23.8	23.4	0.4
Total Commercial Insurance Segment	606.5	605.5	1.0
Specialty Insurance Segment:
E&S Property	72.0	29.8	42.2
E&S Casualty	167.6	137.4	30.2
Programs	157.7	153.8	3.9
Total Specialty Insurance Segment	397.3	321.0	76.3
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,275.6	$1,178.0	$97.6

Losses and loss expenses payable increased $97.6 million since December 31, 2016 primarily due to exposure growth and higher current accident year loss estimates in E&S casualty and a higher level of current accident year weather-related losses, predominantly in E&S property and homeowners, driven by hurricanes Harvey and Irma.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratios for the three and nine months ended September 30, 2017 were 35.3% and 35.0%, respectively, compared to 33.7% and 33.5%, respectively, for the same 2016 periods. The third quarter and year to date 2017 increases were primarily due to (i) the impact of our technology investments, including amortization and system and infrastructure support, and (ii) a decrease in the deferral rate of certain underwriting expenses.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from major rating services. If there is a split rating, we assign the lowest rating obtained. At September 30, 2017, there was one fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2016 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2017 and December 31, 2016:

($ millions)	September 30, 2017	% of Total	December 31, 2016	% of Total
Cash and cash equivalents	$111.1	4.0	$51.1	1.9
Fixed maturities, at fair value:
Fixed maturities	2,025.2	73.0	1,947.5	73.1
Treasury inflation-protected securities	153.5	5.6	161.8	6.1
Total fixed maturities	2,178.7	78.6	2,109.3	79.2
Notes receivable from affiliate (a)	70.0	2.5	70.0	2.6
Equity securities, at fair value:
Large-cap securities	100.7	3.6	139.0	5.2
Small-cap securities	65.4	2.4	79.1	3.0
Mutual and exchange traded funds	188.8	6.8	164.7	6.2
Total equity securities	354.9	12.8	382.8	14.4
Other invested assets, at fair value:
International funds	42.9	1.5	35.7	1.3
Other invested assets	10.2	0.4	9.4	0.4
Total other invested assets, at fair value	53.1	1.9	45.1	1.7
Other invested assets, at cost	5.6	0.2	5.4	0.2
Total portfolio	$2,773.4	100.0	$2,663.7	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$12.8	$12.8
Due after 1 year through 5 years	549.5	554.5
Due after 5 years through 10 years	418.3	422.8
Due after 10 years	526.6	545.9
U.S. government agencies mortgage-backed securities	642.3	642.7
Total	$2,149.5	$2,178.7

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.37 and 4.45 as of September 30, 2017, and December 31, 2016, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2017 and 2016:

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Gross investment income:
Fixed maturities	$15.4	$15.4	$47.1	$47.0
Equity securities	2.0	1.3	5.7	4.3
Other	1.6	1.4	4.6	4.1
Total gross investment income	19.0	18.1	57.4	55.4
Less: Investment expenses	0.3	0.5	0.9	1.3
Net investment income	$18.7	$17.6	$56.5	$54.1

Average invested assets (at cost)	$2,554.5	$2,427.3	$2,545.3	$2,405.7
Annualized investment yield	2.9%	2.9%	3.0%	3.0%
Annualized investment yield, after tax	2.1%	2.2%	2.1%	2.3%
Net investment income, after tax	$13.4	$13.1	41.0	$40.7
Effective tax rate	27.8%	25.5%	27.3%	24.8%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and nine months ended September 30, 2017 and 2016:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.4	$48.1	$—	$11.6	$2.7	$156.3	$2.1	$138.0
Equity securities	20.9	76.9	9.9	49.0	45.2	164.1	20.6	109.5
Other invested assets	—	0.3	—	0.3	0.1	0.8	0.1	0.7
Total realized gains	21.3	125.3	9.9	60.9	48.0	321.2	22.8	248.2
Realized losses:
Equity securities:
Sales	(0.5)	—	—	(0.1)	(0.7)	4.7	(0.8)	4.4
OTTI	(0.6)	—	(1.1)	—	(3.5)	—	(3.1)	—
Fixed maturities
OTTI	—	—	—	—	—	—	(2.3)	—
Total realized losses	(1.1)	—	(1.1)	(0.1)	(4.2)	4.7	(6.2)	4.4
Net realized gains on investments	$20.2	$125.3	$8.8	$60.8	$43.8	$325.9	$16.6	$252.6

Net realized gains increased $11.4 million and $27.2 million, respectively, for the three and nine months ended September 30, 2017, when compared to the same 2016 periods, driven by sales in the U.S. large-cap portfolio.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2016 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

portfolio for the nine months ended September 30, 2017, and we recognized $2.3 million of OTTI on our fixed maturity portfolio for the nine months ended September 30, 2016.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2017 and 2016:

($ millions, except # of positions)	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	—	$—	1	$(1.5)	1	$(0.2)
Small-cap securities	4	(0.6)	8	(1.1)	22	(2.0)	22	(2.9)
Fixed maturities	—	—	—	—	—	—	1	(2.3)
Total other-than-temporary impairments	4	$(0.6)	8	$(1.1)	23	$(3.5)	24	$(5.4)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2017, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2017:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$418.6	$8.3	20	$(4.5)	32	$422.4
Obligations of states and political subdivisions	553.7	19.9	132	(0.4)	8	573.2
Corporate securities	534.9	6.9	65	(1.4)	23	540.4
U.S. government agencies mortgage-backed securities	642.3	8.9	46	(8.5)	60	642.7
Total fixed maturities	2,149.5	44.0	263	(14.8)	123	2,178.7
Equity securities:
Large-cap securities	71.5	29.9	38	(0.7)	6	100.7
Small-cap securities	48.3	17.1	72	—	—	65.4
Mutual and exchange traded funds	177.3	18.3	11	(6.8)	1	188.8
Total equity securities	297.1	65.3	121	(7.5)	7	354.9
Other invested assets	25.6	27.5	2	—	—	53.1
Total available-for-sale investments	$2,472.2	$136.8	386	$(22.3)	130	$2,586.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at September 30, 2017, and December 31, 2016, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2017:

($ millions)	September 30, 2017	December 31, 2016	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$29.2	$13.4	$15.8
Equity securities	57.8	59.7	(1.9)
Other invested assets	27.5	19.6	7.9
Unrealized gains	114.5	92.7	21.8
Net deferred federal income tax liability	(37.5)	(29.9)	(7.6)
Unrealized gains, net of tax	$77.0	$62.8	$14.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2017, and December 31, 2016. As of September 30, 2017, we no longer hold any Level 3 assets.
Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2017 and 2016, respectively.

($ millions)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
(Loss) income before federal income taxes	$(11.2)	$7.4	$(4.5)	$(13.9)
Federal income tax (benefit) expense:
Current	(0.1)	(1.5)	—	(1.5)
Deferred	(1.6)	(1.2)	0.4	(0.9)
Total federal income tax (benefit) expense	(1.7)	(2.7)	0.4	(2.4)
Net (loss) income	$(9.5)	$10.1	$(4.9)	$(11.5)

The effective tax rates for the three and nine months ended September 30, 2017 were 14.8% and (8.7)%, respectively, compared to (36.2)% and 17.0%, respectively, for the same 2016 periods. Federal income tax expense for the nine months ended September 30, 2017 included $1.3 million of deferred income tax expense as a result of the expiration of unexercised stock options.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2017.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2017, and December 31, 2016, we had $111.1 million and $51.1 million, respectively, in cash and cash equivalents, and $2,586.7 million and $2,537.2 million, respectively, of total available-for-sale investments. Our fixed maturities available-for-sale included $9.3 million and $9.2 million of securities on deposit with insurance regulators as required by law at September 30, 2017, and December 31, 2016; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash provided by operating activities was $60.7 million and $62.0 million for the nine months ended September 30, 2017, and 2016, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash provided by investing activities was $6.2 million and cash used in was $63.8 million for the nine months ended September 30, 2017, and 2016, respectively. The change was primarily driven by an increase in proceeds from sales of equity

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

securities and fixed maturities. In addition to investment objectives, sales were executed during the period in order to meet operational needs.
Cash used in financing activities was $6.9 million and cash provided by was $13.2 million for the nine months ended September 30, 2017, and 2016 respectively. The decrease year over year was primarily driven by proceeds from the Federal Home Loan Bank of Cincinnati ("the "FHLB") loan in the principal amount of $21.5 million in 2016.
Borrowing Arrangements
Credit Facility
State Auto P&C has a $100.0 million five-year revolving credit facility (the "Credit Facility") maturing in July 2018 with a syndicate of lenders. During the term of the Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of September 30, 2017, State Auto P&C had not made any borrowings under the Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2017, and 2016 were 5.52% and 5.04%, respectively.
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
Property Per Risk Treaty
As of July 1, 2017, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $3.0 million, subject to an additional $2 million annual aggregate retention (AAD). Claims arising from named storms and earthquake for E&S property are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $3.0 million retention and $2.0 million AAD for property business up to $20.0 million of covered loss.
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
As of July 1, 2017, the State Auto Group renewed its reinsurance coverage for E&S casualty and programs casualty risks. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses. This reinsurance agreement provides 95.0% coverage up to $9.0 million excess of $2.0 million for any one insured, all policies, and 100.0% of $14.0 million excess of $11.0 million clash only coverage.
The rates for all of our treaty reinsurance agreements are negotiated annually.
Regulatory Considerations
At September 30, 2017, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Improvements to Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance prospectively at January 1, 2017 and prior periods were not adjusted. For the nine months ended September 30, 2017, we recognized $1.3 million of income tax expense as a result of adopting this guidance.
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

State Auto Financial Corporation

Date: November 6, 2017	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)