Form 10-K
period 2017-12-31
State Auto Financial CORP
filed 2018-02-28
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $416,265,622.
On February 23, 2018, the Registrant had 42,668,535 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 11, 2018 (the “2018 Proxy Statement”), which will be filed within 120 days of December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2017

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

State Auto Mutual	Refers to State Automobile Mutual Insurance Company, which owns approximately 61.2% of STFC’s outstanding common shares.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

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

Financial Accounting Standards Board or FASB	In the United States, a non-governmental body the SEC has charged with establishing and maintaining generally accepted standards for professional accountants.
Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the FASB and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 61.2% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.
As described in more detail below, we are exiting our excess and surplus lines specialty business, which will result in the elimination of our specialty insurance segment and its related underwriting results from the State Auto Group. We expect to cease writing this business by mid-2018. However, exposure to the risks underlying this business will continue as the premiums are earned through mid-2019.
Our Pooled Companies are rated A- (Excellent) by the A.M. Best Company (“A.M. Best”).
FINANCIAL INFORMATION ABOUT SEGMENTS
Our reportable insurance segments are personal insurance, commercial insurance and specialty insurance (collectively the “insurance segments”). These insurance segments are aligned consistent with the reporting lines to our principal operating decision makers. Our investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.
The products within each reportable insurance segment are as follows:
•Personal Insurance Segment- personal auto, homeowners and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation, farm and ranch and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
PERSONAL AND COMMERCIAL INSURANCE
Products offered in our personal and commercial insurance segments are marketed exclusively through retail agents, but the segments are managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer.
Products
Personal Insurance
In our personal insurance segment, we write standard insurance covering personal exposures to individuals. The primary coverages offered are personal auto, homeowners, and other personal (examples of products included in other personal are dwelling fire, personal inland marine and personal umbrella).

Commercial Insurance
In our commercial insurance segment, we write standard insurance covering small-to-medium sized commercial exposures. We offer a broad range of coverages which include commercial auto, small commercial package, middle market commercial, farm & ranch, workers’ compensation and other commercial (examples of products included in other commercial are commercial inland marine, small commercial package umbrella and middle market commercial umbrella).
Marketing
We market our personal and commercial insurance through approximately 2,800 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved marketing with selected agencies.
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
During the second half of 2017, management undertook a review of strategic alternatives for our excess and surplus lines business, which constitutes all of the business, along with programs which was previously placed into run-off, within our specialty insurance segment, to determine whether or not this business was core to our ongoing business strategy. As a result of this review, management determined this business was not core to our strategy and decided to begin exiting the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off. The impact of this decision, along with the run-off of the programs business, will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. We expect to stop writing specialty business by the middle of 2018; however, exposure to the risks underlying this business will continue as the premiums are earned through mid-2019.
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
Our Programs unit, in run-off since 2016, markets and distributes business through specialty program managers to whom we have outsourced underwriting and policy administration. Program business typically consists of homogeneous risks that require specialized underwriting and claims expertise. Accordingly, our program managers have specialized underwriting expertise in the particular risks covered by the program. Coverages offered through this unit included commercial auto, general liability, and property.

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

GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2017:

State	% of Total
Ohio	9.0%
Texas	8.7
Kentucky	6.2
California	4.8
Minnesota	4.2
Georgia	4.0
South Carolina	3.7
Tennessee	3.7
Indiana	3.6
Illinois	3.4
Maryland	3.2
Mississippi	3.2
North Carolina	3.1
Pennsylvania	3.1
All others (1)	36.1
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2017.
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
Loss reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for changes caused by inflation. Loss reserves for IBNR claims are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate loss reserves, there is no single method for determining the exact ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Loss and LAE.”

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2017, 2016 and 2015:

($ millions)	Year Ended December 31
	2017	2016	2015
Beginning of Year:
Loss and loss expenses payable	$1,181.6	$1,053.0	$983.2
Less: Reinsurance recoverable on losses and loss expenses payable	3.6	5.9	9.6
Net losses and loss expenses payable(1)	1,178.0	1,047.1	973.6
Provision for losses and loss expenses occurring:
Current year	964.9	915.4	852.8
Prior years(2)	(46.6)	27.0	10.0
Total	918.3	942.4	862.8
Loss and loss expense payments for claims occurring during:
Current year	445.2	417.8	421.5
Prior years	398.6	393.7	367.8
Total	843.8	811.5	789.3
End of Year:
Net losses and loss expenses payable	1,252.5	1,178.0	1,047.1
Add: Reinsurance recoverable on losses and loss expenses payable	3.1	3.6	5.9
Losses and loss expenses payable(3)	$1,255.6	$1,181.6	$1,053.0

(1)	Includes net amounts assumed from affiliates of $630.9 million, $532.4 million, and $494.3 million at beginning of year 2017, 2016, and 2015, respectively.
(2)
This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $711.4 million, $630.9 million, and $532.4 million at end of year 2017, 2016, and 2015, respectively.
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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2017, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $85.8 million is available in 2018 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $15.0 million, $10.0 million and $15.0 million in 2017, 2016 and 2015, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 12 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2017 which would materially impact our business.
Many states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in the rating and risk selection process. Some states are also becoming active in questioning the use of catastrophe modeling in the pricing and underwriting areas.  Regulation risk is realized when states do not approve or limit the amount of rate a company can charge which may result in writing underpriced business. See “Risk Factors - Regulations” in Item 1A of this Form 10-K.
In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2017, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
EMPLOYEES
As of February 23, 2018, we had approximately 1,962 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	61	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President, Chief Financial Officer	57	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Jason E. Berkey, Senior Vice President, Personal Lines	43	Senior Vice President of Personal Lines of STFC and State Auto Mutual, 9/17 to present; Vice President of STFC and State Auto Mutual, 10/15 to 9/17; vice president of American Insurance Group (“AIG”), 1/04 to 7/15.	2017
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	46	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Kim B. Garland, Senior Vice President, Director of Commercial Lines	52	Senior Vice President of Commercial Lines of STFC and State Auto Mutual, 9/17 to present; Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to 9/17; chief product officer of AIG consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
John M. Petrucci, Senior Vice President, Customer Service	59	Senior Vice President, Customer Service, 04/16 to present; Senior Vice President, Service and Administration, 9/15 to present; Vice President and Director of Sales of STFC and State Auto Mutual, 3/00 to 9/15.	2015
Elise D. Spriggs, Senior Vice President, Associate and External Relations	47	Senior Vice President, Associate and External Relations of STFC and State Auto Mutual, 10/17 to present; Senior Vice President, External and Government Affairs of STFC and State Auto Mutual, 3/16 to present; vice president and director of government relations, 7/11 to 6/15. Attorney, Carpenter, Lipps & Leland LLP, 06/15 to 03/16	2016
Paul M. Stachura, Senior Vice President, Chief CARE Officer	60	Senior Vice President and Chief Claims Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President, Chief Information and Strategy Officer	49	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President, Chief Investment Officer	53	Vice President and Chief Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President, Chief Actuarial Officer	49	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	52	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of February 28, 2018.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2017, we continued the rollout of our “State Auto Connect” digital quote and issue platform. We have now launched State Auto Connect for personal lines in 22 of the 28 states where we write private passenger auto and homeowners business. We plan on launching State Auto Connect in the remaining six personal lines states in 2018. We launched new business owners’ policies and commercial auto products to our Illinois agents in September 2017 via our State Auto Connect commercial lines platform. Arizona, Ohio, Indiana and Wisconsin were added to the State Auto Connect commercial lines platform in November 2017. We plan on launching State Auto Connect in additional states and lines of coverage for commercial lines throughout 2018. These new technology platforms are intended to provide us with quicker speed to market, improve ease of doing business for our policyholders and agents, lower our costs for maintenance and product introductions, and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2018 and beyond.
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
Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely from multiple sources and could interrupt, damage or otherwise adversely affect the operation of these critical systems. Threats to data security have risen in recent years due to new technologies, the use of the internet and telecommunications to conduct financial transactions and the increased sophistication and resources of hackers, activists and other external parties.
In addition, to access our online services, our customers may use devices or software that are beyond our control environment and which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and customers' devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our customers' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our customers' or other third parties' business operations.
We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure.
We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including the investigation and remediation of any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that these security measures will be effective. Additionally, as part of our technology strategy, we utilize U.S., off-shore and cloud vendors. Controls employed by these vendors may prove inadequate.
The risk committee of the Board of Directors oversees the Company’s cybersecurity risk mitigation strategy. On a quarterly basis, a written report is prepared and presented to the risk committee which provides an overview of the Company’s cybersecurity program, including management’s assessment of the program’s maturity utilizing a standardized framework and investments we have made in the program and how we expect them to enhance the maturity of the program. The presentation also includes a discussion of major cybersecurity events in the news.
If our systems and infrastructure were to be breached, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our customers, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our customers, vendors or other counterparties, client attrition, reimbursement or other costs, increased compliance costs, litigation exposure and legal liability and regulatory fines or penalties. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price. We maintain cyber liability insurance coverage to offset certain potential losses, subject to policy limits, such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.

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
The property and casualty insurance industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the cyclical nature of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable expected returns. Accordingly, our commercial lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Policyholder reaction to price competition may result in the movement of business and volatility of premium revenues.
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
DISTRIBUTION SYSTEM
Our retail agents, who are part of the independent agency distribution channel, are our sole distribution method for our personal and commercial insurance products. Our exclusive use of such distribution may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through other means, such as the internet, rather than through agents.
We market our insurance products exclusively through independent, non-exclusive insurance agents, including platform agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, we recognize that although the number of distribution locations has expanded and the size of many agencies has grown, the number of individual independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it may become more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing our agency representation, our sales and results of operations could be adversely affected.
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
Additionally, in any given period we may drive a significant portion of our business from a limited number of agents and the loss of any of these relationships could have a significant impact on our ability to market our products and services. Likewise, in certain jurisdictions, when the insured remits payments to the agent in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent. Consequently, we assume a degree of risk associated with certain agents with whom we transact business.
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
From time to time, various legislative initiatives are enacted or proposed that could materially impact our financial statements or tax positions. The Tax Cuts and Jobs Act of 2017 (the “TCJA”), a comprehensive federal tax reform initiative, was enacted into law in December 2017. Among other things, the TCJA reduces the corporate tax rate to 21 percent as of January 1, 2018. As a result of the TCJA, we revalued our deferred tax assets and liabilities for the year ended 2017. This revaluation resulted in the recognition of $36.4 million of provisional deferred tax expense. We are continuing to assess the impact of the TCJA on our financial statements and tax positions.
There can be no assurance that our effective tax rate or tax positions will not be adversely affected by the TCJA or other enacted or proposed tax initiatives. In addition, United States federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
An emerging risk faced by the property and casualty industry is commonly referred to as the opioid crisis. Numerous lawsuits have been filed on behalf of states, counties and municipalities alleging a variety of claims and generally seek compensatory damages caused by the opioid crisis. In general, defendants named in these lawsuits have been major pharmaceutical companies, wholesale distributors, retail pharmacies and doctors. Since these lawsuits are at early stages, we are unable to predict the outcome of these lawsuits or their impact to our financial results.
Court decisions have had, and are expected to continue to have, significant impact on the property and casualty insurance industry. These decisions may increase the level of risk which insurers are expected to assume in a number of ways, such as by eliminating exclusions, increasing limits of coverage, creating rights in claimants not intended by the insurer and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. In some cases, court decisions have been applied retroactively. Court decisions have also negated legal reforms passed by state legislatures.

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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2017, over 90% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
CONTROL BY OUR PARENT COMPANY
State Auto Mutual owns a significant interest in us and may exercise its control in a manner detrimental to the interests of other STFC shareholders.
As of December 31, 2017, State Auto Mutual owned approximately 61.2% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
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
Our competitors sell through various distribution channels, including independent agents, captive agents and directly to the consumer. We compete not only for personal and business insurance customers, but also for independent agents to market and sell our products. Some of our competitors offer a broader array of products, have more competitive pricing or have higher claims paying ability ratings. In addition, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act.
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
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 23, 2018, there were 1,112 shareholders of record of our common shares.
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

2017	High	Low	Dividend
First Quarter	$27.97	$23.60	$0.10
Second Quarter	27.62	23.89	0.10
Third Quarter	27.00	22.11	0.10
Fourth Quarter	30.85	24.84	0.10

2016	High	Low	Dividend
First Quarter	$22.83	$17.84	$0.10
Second Quarter	22.22	18.69	0.10
Third Quarter	24.35	20.76	0.10
Fourth Quarter	27.42	19.54	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2012, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
STFC	100.00	145.26	154.81	163.68	216.86	239.14
NASDAQ Index	100.00	140.17	160.96	172.40	187.86	243.71
NASDAQ Ins. Index	100.00	131.15	144.99	157.63	185.46	194.61

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2017	2016	2015	2014	2013
Statement of Income Data — GAAP Basis:
Earned premiums	$1,275.1	1,291.9	1,270.5	1,074.1	1,055.0
Net investment income	$78.8	74.7	71.7	74.7	72.8
Total revenues	$1,421.3	1,405.4	1,368.6	1,172.7	1,153.0
Net (loss) income	$(10.7)	21.0	51.2	107.4	60.8
Earned premium (decline) growth	(1.3)%	1.7%	18.3%	1.8%	1.2%
Return on average invested assets(1)	3.1%	3.1%	3.1%	3.5%	3.4%
Balance Sheet Data — GAAP Basis:
Total investments	$2,689.7	2,612.6	2,471.7	2,357.9	2,251.3
Total assets	$3,014.3	2,959.4	2,828.2	2,766.6	2,496.1
Total notes payable	$122.1	122.1	100.5	100.5	100.5
Total stockholders’ equity	$880.9	891.3	884.6	872.9	785.0
Common shares outstanding	42.4	41.8	41.3	40.9	40.7
Return on average equity	(1.2)%	2.4%	5.8%	13.0%	8.0%
Debt to capital ratio	12.2%	12.0%	10.2%	10.4%	11.4%
Per Common Share Data — GAAP Basis:
Basic EPS	$(0.25)	0.50	1.25	2.63	1.50
Diluted EPS	$(0.25)	0.50	1.23	2.60	1.49
Cash dividends per share	$0.40	0.40	0.40	0.40	0.40
Book value per share	$20.76	21.31	21.40	21.32	19.27
Common Share Price:
High	$30.85	27.42	27.37	25.43	23.10
Low	$22.11	17.84	20.01	18.35	14.10
Close at December 31	$29.12	26.81	20.59	22.22	21.24
Close price to book value per share	1.40	1.26	0.96	1.04	1.10
GAAP Ratios:
Loss and LAE ratio	72.0%	72.9	67.9	71.8	68.2
Expense ratio	35.7%	33.3	33.6	33.7	33.6
Combined ratio	107.7%	106.2	101.5	105.5	101.8
Statutory Ratios:
Loss and LAE ratio	72.2%	73.1	68.0	72.1	68.5
Expense ratio	35.1%	33.4	33.9	33.9	34.5
Combined ratio	107.3%	106.5	101.9	106.0	103.0
Net premiums written to surplus	1.5	1.5	1.6	1.5	1.4
(1)	Invested assets include investments and cash equivalents.
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

Our reportable insurance segments are personal insurance, commercial insurance and specialty insurance. These insurance segments are aligned with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. See “Personal and Commercial Insurance” and “Specialty Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2017 is set forth in this Item 7 and in Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
We delivered significant progress in 2017 toward our goal of profitable growth. During 2017, we continued the rollout of our “State Auto Connect” digital quote and issue platform for personal auto and homeowners new business. State Auto Connect is now accessible to agents in 22 of the 28 states where we are licensed to write personal auto and homeowners policies. We plan on launching the remaining six personal lines states in 2018. We are now a solely digital insurance company for new customers in those states. Additionally, we launched State Auto Connect for our commercial auto and small commercial package products in the fourth quarter of 2017 and will continue the rollout of this platform to our existing states throughout 2018. Both of our platforms include new products and rates, and incorporate advanced data analytics. We believe these platforms will make us the carrier of choice for independent agents as their customers increasingly demand products and services from digital companies. We plan to complete our transformation to digital for commercial auto and small commercial package in 2018. Our workers’ compensation and farm and ranch products will follow.
Our decision to exit our excess and surplus specialty business during the second half of 2017, in addition to our 2016 decision to exit our programs business, will enable us to fully focus on achieving profitable growth within our core personal insurance and commercial insurance products. We believe that the changes we have made improve our competitiveness and better position us to achieve our goal of profitable growth.
Insurance Operations
Personal insurance segment: Throughout 2017, work continued to address the underwriting and pricing issues that impacted our underwriting results in recent years. We continued to take rate actions in a number of states for both our personal auto and homeowners products to improve overall profitability. We experienced a year-over-year increase in written premiums, driven by our rate actions and new business growth. Our new auto product incorporates discounts if customers decide to sign up for telematics, which enables us to further refine our pricing based on an insured’s driving habits. Our new homeowners product incorporates discounts for homes with smart technologies (i.e., technologies that monitor activity within the home and immediately notify a homeowner in the event of a potential loss event such as a water leak or fire). Homeowners policies-in-force (“PIF”) increased compared to 2016, the first year-over-year PIF growth in eight years, driven by the launch of State Auto Connect.
Commercial insurance segment: During 2017, we continued to address underwriting and pricing issues that impacted our commercial insurance underwriting results in recent years, particularly commercial auto. Commercial auto results improved in 2017 compared to 2016 due primarily to (i) greater favorable development of prior accident year losses and (ii) pricing and other actions we have undertaken since 2016; however, the pricing and other actions contributed to an overall decline in written premiums as retention declines offset increases in new business. Softening marketing conditions within the workers’ compensation market place impacted our workers’ compensation written premium as both new business and renewal premiums were down.
While expenses remain a challenge, associates at all levels are focused on identifying ways we can increase efficiencies and lower expenses. We continued to invest in new technology solutions, enabling us to replace outdated and inefficient legacy technologies. In addition to State Auto Connect, which enables us to improve overall underwriting efficiency and lower acquisition costs, during 2017 we began an effort to replace our legacy financial and human resource systems and successfully launched a new integrated platform in January 2018. We have also utilized robotics to improve efficiencies within our claims and customer service units and continue to identify other processes throughout the organization that can be made more efficient with the use of robotics. These investments will put pressure on our expense ratios in the short-term, but we believe that the efficiency benefits will result in consistently lower expense ratios in the long-term.
Claims
Our Claims and Risk Engineering (CARE) associates are focused on being faster and more effective while still maintaining quality. They continue to identify improvements to our claim handling capabilities. As an example, during 2017 we began offering claimants the option to receive claim payments electronically, which not only streamlines the claims payment process, but also lowers our overall payment costs.

Culture
We recognize that we can’t become the transformational company we aspire to be without a culture that is aligned with that objective. We have made great strides in developing a culture that encourages openness, candor and collaboration; one in which all associates are empowered to speak up and are comfortable doing so; and finally, one in which the sharing of information is an expectation. Additionally, we strive to create a culture in which mistakes are not viewed as failures, but opportunities to learn and improve. We have built an environment that is diverse and inclusive of thought, opinions, ideas and people. We continue building upon a nearly century-long commitment to giving back to the communities in which we live and work through our time and financial resources.
Moving forward
With the successful rollout of our digital platform for personal lines and the launch of our commercial lines-focused digital platform, we now have the critical technology pieces of our foundation in place. With our decision to exit specialty business now behind us, we can fully focus our efforts on digital delivery, product management, claims handling, data and analytics and underwriting that is best suited for personal and commercial insurance. We are committed to making the same amount of progress toward becoming profitable, and will do so with the people, the processes and technology required to deliver.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2017.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2017, 2016 and 2015:

($ millions, except per share data)	2017	2016	2015
GAAP Basis:
Total revenues	$1,421.3	$1,405.4	$1,368.6
Income before federal income taxes	$33.4	$19.2	$67.3
Net (loss) income	$(10.7)	$21.0	$51.2
Stockholders’ equity	$880.9	$891.3	$884.6
Book value per share	$20.76	$21.31	$21.40
Return on average equity	(1.2)%	2.4%	5.8%
Debt to capital ratio	12.2%	12.0%	10.2%
Cat loss and ALAE ratio	9.7%	6.3%	4.0%
Non-cat loss and LAE ratio	62.3%	66.6%	63.9%
Loss and LAE ratio	72.0%	72.9%	67.9%
Expense ratio	35.7%	33.3%	33.6%
Combined ratio	107.7%	106.2%	101.5%
Premiums written growth	(1.9)%	1.6%	6.6%
Investment yield	3.1%	3.1%	3.1%

SAP Basis:
Cat loss and ALAE ratio	9.7%	6.3%	4.0%
Non-cat loss and ALAE ratio	56.8%	60.9%	57.7%
ULAE ratio	5.7%	5.9%	6.3%
Loss and LAE ratio	72.2%	73.1%	68.0%
Expense ratio	35.1%	33.4%	33.9%
Combined ratio	107.3%	106.5%	101.9%
Net premiums written to surplus	1.5	1.5	1.6
Our 2017 net loss was $10.7 million compared to net income of $21.0 million and $51.2 million in 2016 and 2015, respectively. Our 2017 results included a provisional net charge of $36.4 million resulting from revaluing our deferred tax assets and liabilities as a result of the enactment of the TCJA.
The following highlights other significant factors that impacted 2017 results as compared to 2016 and 2015:

•
Earned premiums in 2017 were $1,275.1 million compared to $1,291.9 million and $1,270.5 million in 2016 and 2015, respectively. Earned premiums declined in 2017 compared to 2016 due to (i) underwriting and pricing decisions within the commercial insurance segment to improve overall profitability and (ii) our decision to exit Program business in 2016. Earned premiums in 2016 increased when compared to 2015 primarily driven by new business growth in the specialty insurance segment.

•
The SAP cat loss and ALAE ratio for 2017 was 9.7% compared to 6.3% and 4.0% for 2016 and 2015, respectively. The 2017 cat loss ratio increased when compared to the same 2016 and 2015 periods primarily driven by (i) Hurricanes Harvey and Irma during the third quarter of 2017 and (ii) widespread storms that impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia during the first quarter of 2017. The 2016 cat loss ratio increased when compared to 2015 primarily due to the impact of (i) increased storm activity, including wind and hail storms, in Texas, (ii) Hurricane Matthew, and (iii) wildfires in Tennessee.

•
The SAP non-catastrophe loss and ALAE ratio for 2017 was 56.8% compared to 60.9% and 57.7% for 2016 and 2015, respectively. The 2017 loss ratio improved 4.1 points compared to 2016 primarily attributable to 3.2 points, or $41.4 million, of favorable development of prior accident year losses and loss adjustment expenses in 2017 compared to 1.9 points, or $24.7 million, of adverse development in 2016. Favorable development in 2017 was primarily due to $44.0 million of favorable development in the commercial insurance segment. All commercial insurance products developed favorably due primarily to lower than anticipated severity emerging from multiple accident years. The 2016 loss ratio increased 3.2 points compared to 2015 due primarily to higher severity in lines of business with auto exposures.

•
Net realized gains on investments were $65.1 million in 2017 compared to $36.5 million and $24.7 million in 2016 and 2015, respectively. Net realized gains in 2017 were impacted by (i) realized gains of $18.5 million from the sale of our U.S. small-cap equity portfolio and (ii) sales within our U.S. large-cap equity portfolio. The proceeds from the sale of our U.S. small-cap equity portfolio were reinvested in U.S. small-cap focused mutual and exchange traded funds. Net realized gains in 2016 were impacted by the recognition of a $12.0 million gain from the redemption of a limited partnership investment in international equities.

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
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. For a discussion of our pension and postretirement benefit obligations, see the “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section included in this Item 7.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2017, 2016 and 2015:

($ in millions)
2017	Personal	Commercial	Specialty	Total

Net written premiums	$609.7	$453.6	$206.0	$1,269.3
Net earned premiums	580.3	455.7	239.1	1,275.1
Losses and LAE incurred:
Cat loss and ALAE	43.4	26.7	53.9	124.0
Non-cat loss and ALAE	335.2	232.2	156.1	723.5
Total Loss and ALAE	378.6	258.9	210.0	847.5
ULAE	37.7	25.3	9.5	72.5
Total Loss and LAE	416.3	284.2	219.5	920.0
Underwriting expenses	187.3	182.1	76.6	446.0
Net underwriting loss	$(23.3)	$(10.6)	$(57.0)	$(90.9)

Cat loss and ALAE ratio	7.5%	5.9%	22.5%	9.7%
Non-cat loss and ALAE ratio	57.7%	50.9%	65.3%	56.8%
Total Loss and ALAE ratio	65.2%	56.8%	87.8%	66.5%
ULAE ratio	6.5%	5.6%	4.0%	5.7%
Total Loss and LAE ratio	71.7%	62.4%	91.8%	72.2%
Expense ratio	30.7%	40.2%	37.2%	35.1%
Combined ratio	102.4%	102.6%	129.0%	107.3%

($ in millions)
2016	Personal	Commercial	Specialty	Total

Net written premiums	$577.2	$459.4	$256.7	$1,293.3
Net earned premiums	578.5	472.6	240.8	1,291.9
Losses and LAE incurred:
Cat loss and ALAE	48.5	25.6	7.5	81.6
Non-cat loss and ALAE	336.7	276.4	173.7	786.8
Total Loss and ALAE	385.2	302.0	181.2	868.4
ULAE	36.8	29.5	9.4	75.7
Total Loss and LAE	422.0	331.5	190.6	944.1
Underwriting expenses	166.8	172.7	92.9	432.4
Net underwriting loss	$(10.3)	$(31.6)	$(42.7)	$(84.6)

Cat loss and ALAE ratio	8.4%	5.4%	3.1%	6.3%
Non-cat loss and ALAE ratio	58.2%	58.5%	72.2%	60.9%
Total Loss and ALAE ratio	66.6%	63.9%	75.3%	67.2%
ULAE ratio	6.3%	6.2%	3.9%	5.9%
Total Loss and LAE ratio	72.9%	70.1%	79.2%	73.1%
Expense ratio	28.9%	37.6%	36.2%	33.4%
Combined ratio	101.8%	107.7%	115.4%	106.5%

($ in millions)
2015	Personal	Commercial	Specialty	Total

Net written premiums	$581.0	$481.5	$211.0	$1,273.5
Net earned premiums	591.3	476.5	202.7	1,270.5
Losses and LAE incurred:
Cat loss and ALAE	34.2	16.5	0.3	51.1
Non-cat loss and ALAE	322.9	288.8	121.1	732.7
Total Loss and ALAE	357.1	305.3	121.4	783.8
ULAE	39.1	33.3	8.0	80.5
Total Loss and LAE	396.2	338.6	129.4	864.3
Underwriting expenses	167.5	184.7	79.1	431.3
Net underwriting gain (loss)	$27.5	$(46.8)	$(5.9)	$(25.1)

Cat loss and ALAE ratio	5.8%	3.5%	0.2%	4.0%
Non-cat loss and ALAE ratio	54.6%	60.6%	59.7%	57.7%
Total Loss and ALAE ratio	60.4%	64.1%	59.9%	61.7%
ULAE ratio	6.6%	7.0%	4.0%	6.3%
Total Loss and LAE ratio	67.0%	71.1%	63.9%	68.0%
Expense ratio	28.8%	38.4%	37.5%	33.9%
Combined ratio	95.8%	109.5%	101.4%	101.9%

Personal Insurance Segment
The following table sets forth certain key performance indicators by major product line of business for our personal insurance segment for the years ended December 31, 2017, 2016 and 2015:
Table 1

($ in millions)
2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$362.9	$227.9	$18.9	$609.7
Net earned premiums	340.7	220.7	18.9	580.3
Losses and LAE incurred:
Cat loss and ALAE	7.9	34.4	1.1	43.4
Non-cat loss and ALAE	237.2	89.2	8.8	335.2
Total Loss and ALAE	245.1	123.6	9.9	378.6
ULAE	21.7	14.8	1.2	37.7
Total Loss and LAE	266.8	138.4	11.1	416.3
Underwriting expenses	104.2	76.0	7.1	187.3
Net underwriting (loss) gain	$(30.3)	$6.3	$0.7	$(23.3)

Cat loss and ALAE ratio	2.3%	15.6%	5.7%	7.5%
Non-cat loss and ALAE ratio	69.6%	40.4%	46.5%	57.7%
Total Loss and ALAE ratio	71.9%	56.0%	52.2%	65.2%
ULAE ratio	6.4%	6.7%	6.5%	6.5%
Total Loss and LAE ratio	78.3%	62.7%	58.7%	71.7%
Expense ratio	28.7%	33.4%	37.4%	30.7%
Combined ratio	107.0%	96.1%	96.1%	102.4%

Table 2

($ in millions)
2016	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$333.8	$223.0	$20.4	$577.2
Net earned premiums	330.6	226.8	21.1	578.5
Losses and LAE incurred:
Cat loss and ALAE	7.0	40.4	1.1	48.5
Non-cat loss and ALAE	243.9	84.2	8.6	336.7
Total Loss and ALAE	250.9	124.6	9.7	385.2
ULAE	20.4	15.0	1.4	36.8
Total Loss and LAE	271.3	139.6	11.1	422.0
Underwriting expenses	89.7	69.7	7.4	166.8
Net underwriting (loss) gain	$(30.4)	$17.5	$2.6	$(10.3)

Cat loss and ALAE ratio	2.1%	17.8%	5.1%	8.4%
Non-cat loss and ALAE ratio	73.8%	37.2%	41.1%	58.2%
Total Loss and ALAE ratio	75.9%	55.0%	46.2%	66.6%
ULAE ratio	6.1%	6.6%	6.8%	6.3%
Total Loss and LAE ratio	82.0%	61.6%	53.0%	72.9%
Expense ratio	26.9%	31.2%	36.8%	28.9%
Combined ratio	108.9%	92.8%	89.8%	101.8%

Table 3

($ in millions)
2015	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$334.4	$224.9	$21.7	$581.0
Net earned premiums	339.1	229.8	22.4	591.3
Losses and LAE incurred:
Cat loss and ALAE	4.6	28.9	0.7	34.2
Non-cat loss and ALAE	236.1	76.9	9.9	322.9
Total Loss and ALAE	240.6	105.9	10.6	357.1
ULAE	28.9	9.4	0.8	39.1
Total Loss and LAE	269.6	115.3	11.4	396.2
Underwriting expenses	90.0	69.6	7.9	167.5
Net underwriting (loss) gain	$(20.5)	$44.9	$3.1	$27.5

Cat loss and ALAE ratio	1.3%	12.6%	3.3%	5.8%
Non-cat loss and ALAE ratio	69.7%	33.5%	44.0%	54.6%
Total Loss and ALAE ratio	71.0%	46.1%	47.3%	60.4%
ULAE ratio	8.5%	4.1%	3.5%	6.6%
Total Loss and LAE ratio	79.5%	50.2%	50.8%	67.0%
Expense ratio	26.9%	31.0%	36.4%	28.8%
Combined ratio	106.4%	81.2%	87.2%	95.8%

In October 2016, we launched State Auto Connect for our personal auto and homeowners products in five states. State Auto Connect is a fully digital quote and issue platform that incorporates advanced data analytics and updated pricing models, enabling us to offer new products and coverages for our personal auto and homeowners products. The platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. We continued the rollout of State Auto Connect throughout 2017, launching it in all but six of our states prior to December 31, 2017. We expect to complete the rollout of our personal auto and homeowners products to our remaining six states during the first half of 2018.
Net written premiums for the year ended December 31, 2017 increased 5.7% compared to 2016 (Tables 1 - 2) driven by (i) rate increases for our personal auto product implemented beginning in 2016 and continuing throughout 2017 and (ii) new business growth in personal auto and homeowners. The new business growth experienced during 2017 was due to production generated through State Auto Connect.
Net written premiums for the year ended December 31, 2016 were flat compared to 2015 (Tables 2 - 3). While total policies in force continued to decline, new business policy counts were up, and personal auto and homeowners new business premiums increased when compared to the same 2015 period. During 2016, we took actions to improve our new business trends, including increasing the number of personal lines agency appointments and launching State Auto Connect in five states in October for our personal auto and homeowners products.
The SAP catastrophe loss ratio for the year ended December 31, 2017 was 7.5%, compared to 8.4% in 2016 and 5.8% in 2015 (Tables 1 - 3). During 2017, we were primarily impacted by (i) Hurricanes Harvey and Irma and (ii) widespread storms that affected the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia. During 2016, we were impacted by (i) storms in Texas, primarily wind and hail, (ii) Hurricane Matthew, and (iii) wildfires in Tennessee.
The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 was 57.7%, compared to 58.2% in 2016 and 54.6% in 2015. (Tables 1 - 3). The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 0.5 points when compared to 2016 (Tables 1 - 2). The 2017 results were impacted by favorable development of prior accident year losses of $4.4 million in personal auto compared to adverse development of $7.9 million in 2016. The 2017 favorable development was attributable to lower than expected bodily injury severity, primarily from accident years 2015 and 2016. Slightly offsetting the 2017 improvement was a 3.2 point increase in the homeowners SAP non-catastrophe loss and ALAE ratio when compared to 2016, primarily driven by an increase in current accident year non-catastrophe weather-related losses.
The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2016 increased 3.6 points when compared to 2015 (Tables 2 -3). Personal auto results in 2016 were impacted by increased levels of bodily injury severity trends that resulted in increases in ultimate loss and ALAE estimates for prior accident years, primarily 2014 and 2015. In addition, the 2016 accident year loss and ALAE estimates reflected the impact of continued increased bodily injury severity trends.

Commercial Insurance Segment
The following table sets forth certain key performance indicators by major product line of business for our commercial insurance segment for the years ended December 31, 2017, 2016 and 2015:
Table 4

($ in millions)
2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$73.5	$123.8	$111.1	$88.4	$42.6	$14.2	$453.6
Net earned premiums	76.2	127.4	109.1	88.8	39.6	14.6	455.7
Losses and LAE incurred:
Cat loss and ALAE	0.8	12.4	8.4	—	5.1	—	26.7
Non-cat loss and ALAE	44.7	61.1	50.6	50.2	23.0	2.6	232.2
Total Loss and ALAE	45.5	73.5	59.0	50.2	28.1	2.6	258.9
ULAE	4.5	6.1	4.8	6.7		1.1	25.3
Total Loss and LAE	50.0	79.6	63.8	56.9	30.2	3.7	284.2
Underwriting expenses	31.5	55.7	42.5	28.4	16.3	7.7	182.1
Net underwriting (loss) gain	$(5.3)	$(7.9)	$2.8	$3.5	$(6.9)	$3.2	$(10.6)

Cat loss and ALAE ratio	1.1%	9.7%	7.7%	—%	13.0%	0.1%	5.9%
Non-cat loss and ALAE ratio	58.6%	48.0%	46.4%	56.5%	57.9%	18.4%	50.9%
Total Loss and ALAE ratio	59.7%	57.7%	54.1%	56.5%	70.9%	18.5%	56.8%
ULAE ratio	5.9%	4.8%	4.4%	7.6%	5.5%	7.0%	5.6%
Total Loss and LAE ratio	65.6%	62.5%	58.5%	64.1%	76.4%	25.5%	62.4%
Expense ratio	43.0%	45.0%	38.3%	32.1%	38.2%	54.4%	40.2%
Combined ratio	108.6%	107.5%	96.8%	96.2%	114.6%	79.9%	102.6%

Table 5

($ in millions)
2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$79.0	$125.6	$108.8	$92.0	$37.0	$17.0	$459.4
Net earned premiums	88.3	127.5	110.5	93.8	35.5	17.0	472.6
Losses and LAE incurred:
Cat loss and ALAE	0.8	12.9	8.4	—	3.5	—	25.6
Non-cat loss and ALAE	70.1	65.3	61.8	58.5	14.4	6.3	276.4
Total Loss and ALAE	70.9	78.2	70.2	58.5	17.9	6.3	302.0
ULAE	4.8	6.9	6.0	8.4	2.2	1.2	29.5
Total Loss and LAE	75.7	85.1	76.2	66.9	20.1	7.5	331.5
Underwriting expenses	30.5	51.3	43.0	26.7	14.1	7.2	172.7
Net underwriting (loss) gain	$(17.9)	$(8.9)	$(8.7)	$0.2	$1.3	$2.3	$(31.6)

Cat loss and ALAE ratio	1.0%	10.1%	7.6%	—%	9.9%	—%	5.4%
Non-cat loss and ALAE ratio	79.4%	51.2%	55.9%	62.3%	40.8%	37.2%	58.5%
Total Loss and ALAE ratio	80.4%	61.3%	63.5%	62.3%	50.7%	37.2%	63.9%
ULAE ratio	5.5%	5.3%	5.3%	9.0%	6.0%	7.6%	6.2%
Total Loss and LAE ratio	85.9%	66.6%	68.8%	71.3%	56.7%	44.8%	70.1%
Expense ratio	38.5%	40.8%	39.5%	29.1%	38.1%	42.4%	37.6%
Combined ratio	124.4%	107.4%	108.3%	100.4%	94.8%	87.2%	107.7%

Table 6

($ in millions)
2015	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$96.1	$128.4	$113.1	$92.8	$34.0	$17.2	$481.5
Net earned premiums	95.4	128.5	113.4	89.3	32.9	17.1	476.5
Losses and LAE incurred:
Cat loss and ALAE	0.6	8.3	6.1	—	1.6	—	16.5
Non-cat loss and ALAE	79.3	77.4	58.1	54.6	14.0	5.2	288.8
Total Loss and ALAE	79.9	85.7	64.2	54.6	15.6	5.2	305.3
ULAE	7.2	11.6	6.4	5.5	1.2	1.3	33.3
Total Loss and LAE	87.1	97.3	70.6	60.1	16.9	6.5	338.6
Underwriting expenses	34.3	55.4	48.3	25.5	13.7	7.4	184.7
Net underwriting (loss) gain	$(26.1)	$(24.2)	$(5.6)	$3.7	$2.4	$3.1	$(46.8)

Cat loss and ALAE ratio	0.6%	6.5%	5.4%	—%	4.9%	(0.2)%	3.5%
Non-cat loss and ALAE ratio	83.2%	60.2%	51.2%	61.2%	42.6%	30.6%	60.6%
Total Loss and ALAE ratio	83.8%	66.7%	56.6%	61.2%	47.5%	30.4%	64.1%
ULAE ratio	7.6%	9.0%	5.7%	6.1%	3.7%	8.0%	7.0%
Total Loss and LAE ratio	91.4%	75.7%	62.3%	67.3%	51.2%	38.4%	71.1%
Expense ratio	35.7%	43.2%	42.7%	27.5%	40.2%	43.3%	38.4%
Combined ratio	127.1%	118.9%	105.0%	94.8%	91.4%	81.7%	109.5%

Net written premiums for the year ended December 31, 2017 decreased 1.3% compared to 2016 (Tables 4 - 5), as new business premium growth was offset by a decline in renewal premiums. While overall new business premium for commercial insurance products increased 6.6% compared to 2016, new business policy counts declined 8.3%. The new business premium growth reflects the impact of rate and other actions taken beginning in 2016 and continuing into 2017. With the exception of workers’ compensation, new business premiums for each of the remaining commercial insurance products increased in 2017 compared to 2016. Renewal premiums and policy counts both declined in 2017 compared to 2016 due to (i) rate actions to improve profitability in commercial auto, (ii) more competitive market conditions in workers' compensation, and (iii) our continued focus on underwriting discipline across our commercial insurance products.
In October 2017, we launched State Auto Connect for new business in one state for our commercial auto and small commercial package products. Similar to the State Auto Connect platform for our personal insurance products, the State Auto Connect commercial lines platform is completely digital and incorporates data analytics and more sophisticated pricing models compared to our legacy underwriting systems. The platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. During 2018, we plan on completing the rollout of State Auto Connect in our remaining states for commercial auto and small commercial package and we also plan on expanding the products offered through the platform to include middle market commercial, workers’ compensation and farm & ranch.
Net written premiums for the year ended December 31, 2016 decreased 4.6% compared to 2015 (Tables 5 - 6). The 2016 decrease was primarily due to (i) our decision to exit our large account business, (ii) rate and underwriting actions to improve profitability in commercial auto, and (iii) changes made to our regional sales teams during the first quarter of 2016, including staff reductions and reassignment of agency relationships among the remaining staff.
The SAP catastrophe loss and ALAE ratio for 2017 was 5.9% compared to 5.4% and 3.5% in 2016 and 2015, respectively (Tables 4 - 6). The 2017 and 2016 commercial insurance segment's cat loss and ALAE ratios were impacted by the same events described in the preceding personal insurance segment discussion.
The commercial insurance segment SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 was 50.9% compared to 58.5% and 60.6% in 2016 and 2015, respectively (Tables 4 - 6). The 7.6 point improvement in the 2017 ratio compared to 2016 (Tables 4 - 5) was primarily driven by (i) greater favorable development of prior accident year losses compared to 2016 and (ii) pricing, underwriting and claims improvements implemented throughout the last two years, including improved risk classification, rate increases and reductions in claims leakage
The commercial auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 20.8 points when compared to 2016 (Tables 4 - 5) primarily due to favorable development of prior accident year losses of $8.9 million compared to adverse development of $3.6 million in 2016. The majority of the 2017 favorable development was driven by lower than anticipated bodily injury severity from accident years 2014 and 2015. The 2016 commercial auto ratio improved 3.8 points compared to 2015 (Tables 5 - 6) primarily due to less adverse development of prior accident year losses as a result of revising our previous estimates for accident years 2014 and 2015, slightly offset by increases in the current accident year loss and ALAE estimates that reflect the impact of increasing bodily injury severity trends.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 3.2 points compared to 2016 (Tables 4 -5) primarily driven by greater favorable development of prior accident year losses compared to 2016. The 2017 favorable development was primarily due to lower than anticipated bodily injury severity from the 2016 accident year. The 2016 small commercial package ratio improved 9.0 points when compared to the same 2015 period primarily driven by (i) underwriting actions taken to improve production and profitability and (ii) large fire losses that occurred during the second half of 2015.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 9.5 points compared to 2016 (Tables 4 - 5) primarily driven by greater favorable development of prior accident year losses compared to 2016. The 2017 favorable development was attributable to lower than anticipated liability severity from accident years 2014 and 2015. The 2016 middle market commercial ratio increased 4.7 points compared to 2015 (Tables 5 - 6) primarily driven by (i) less favorable development of prior accident year losses compared to 2015 and (ii) large fire losses that occurred during the second half of 2016.
The workers’ compensation SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 5.8 points compared to 2016 (Tables 4 - 5) primarily driven by greater favorable development of prior accident year losses compared to 2016. The 2017 favorable development occurred primarily within accident years 2015 and 2016. While lower than anticipated severity accounted for the majority of the development, lower than expected frequency contributed as well. The 2016 workers’ compensation ratio increased 1.1 points compared to 2015 (Tables 5 - 6) primarily due to less favorable development of prior accident year losses when compared to the same 2015 period.

The farm and ranch SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 increased 17.1 points compared to 2016 (Tables 4 - 5) primarily driven by large fire losses. The 2016 farm and ranch ratio improved 1.8 points compared to 2015 (Tables 5 - 6) primarily driven by greater favorable development of prior accident year losses compared to 2015.
Specialty Insurance Segment
The following table sets forth certain key performance indicators for our specialty insurance segment for the years ended December 31, 2017, 2016 and 2015:
Table 7

($ in millions)
2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$30.1	$110.3	$65.6	$206.0
Net earned premiums	40.5	103.1	95.5	239.1
Losses and LAE incurred:
Cat loss and ALAE	52.6	0.1	1.2	53.9
Non-cat loss and ALAE	12.6	72.0	71.5	156.1
Total Loss and ALAE	65.2	72.1	72.7	210.0
ULAE	0.1	3.7	5.7	9.5
Total Loss and LAE	65.3	75.8	78.4	219.5
Underwriting expenses	17.4	39.2	20.0	76.6
Net underwriting loss	$(42.2)	$(11.9)	$(2.9)	$(57.0)

Cat loss and ALAE ratio	130.1%	0.1%	1.2%	22.5%
Non-cat loss and ALAE ratio	31.2%	69.8%	74.9%	65.3%
Total Loss and ALAE ratio	161.3%	69.9%	76.1%	87.8%
ULAE ratio	—%	3.6%	5.9%	4.0%
Total Loss and LAE ratio	161.3%	73.5%	82.0%	91.8%
Expense ratio	57.9%	35.5%	30.5%	37.2%
Combined ratio	219.2%	109.0%	112.5%	129.0%

Table 8

($ in millions)
2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$44.4	$99.6	$112.7	$256.7
Net earned premiums	40.4	91.0	109.4	240.8
Losses and LAE incurred:
Cat loss and ALAE	6.9	0.1	0.5	7.5
Non-cat loss and ALAE	13.5	65.3	94.9	173.7
Total Loss and ALAE	20.4	65.4	95.4	181.2
ULAE	(0.4)	4.3	5.5	9.4
Total Loss and LAE	20.0	69.7	100.9	190.6
Underwriting expenses	20.1	35.5	37.3	92.9
Net underwriting gain (loss)	$0.3	$(14.2)	$(28.8)	$(42.7)

Cat loss and ALAE ratio	17.0%	0.1%	0.5%	3.1%
Non-cat loss and ALAE ratio	33.5%	71.8%	86.7%	72.2%
Total Loss and ALAE ratio	50.5%	71.9%	87.2%	75.3%
ULAE ratio	(0.9)%	4.7%	5.1%	3.9%
Total Loss and LAE ratio	49.6%	76.6%	92.3%	79.2%
Expense ratio	45.1%	35.6%	33.1%	36.2%
Combined ratio	94.7%	112.2%	125.4%	115.4%

Table 9

($ in millions)
2015	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$44.5	$70.5	$96.0	$211.0
Net earned premiums	49.3	64.0	89.3	202.7
Losses and LAE incurred:
Cat loss and ALAE	0.1	—	0.2	0.3
Non-cat loss and ALAE	6.8	41.2	73.0	121.1
Total Loss and ALAE	7.0	41.2	73.2	121.4
ULAE	0.8	2.3	4.9	8.0
Total Loss and LAE	7.7	43.5	78.2	129.4
Underwriting expenses	21.1	24.6	33.4	79.1
Net underwriting gain (loss)	$20.5	$(4.1)	$(22.2)	$(5.9)

Cat loss and ALAE ratio	0.3%	—%	0.2%	0.2%
Non-cat loss and ALAE ratio	13.8%	64.4%	81.8%	59.7%
Total Loss and ALAE ratio	14.1%	64.4%	82.0%	59.9%
ULAE ratio	1.6%	3.6%	5.5%	4.0%
Total Loss and LAE ratio	15.7%	68.0%	87.5%	63.9%
Expense ratio	47.5%	34.9%	34.8%	37.5%
Combined ratio	63.2%	102.9%	122.3%	101.4%

Net written premiums for the year ended December 31, 2017 decreased 19.8% compared to 2016 (Tables 7 - 8). The change was primarily driven by (i) our third quarter 2016 decision to exit program business and (ii) a decline in E&S property net written premiums due to our 2017 decision to exit E&S property business (further described below) and continued competitiveness within the catastrophe-exposed property market. These decreases were partially offset by new business growth in E&S casualty, primarily driven by increased production from our umbrella and gas & propane distribution underwriting teams.
During the second half of 2017, management undertook a review of strategic alternatives for our specialty insurance segment products and ultimately determined that these products were not core to our overall corporate strategy. The decision was then made to begin exiting the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off. This decision will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. During November 2017, E&S property was placed into run-off. The number of in-force E&S property policies will decline throughout 2018 as they are non-renewed upon expiration, with the majority of the non-renewals occurring during the first half of 2018. By the end of 2018, we expect that all business within our E&S casualty line of business will either be in run-off or will no longer be written by us.
Net written premiums for the year ended December 31, 2016 increased 21.7% compared to 2015 (Tables 8 - 9). E&S casualty net written premiums increased 41.3% compared to 2015 primarily due to (i) continued organic growth within our general liability and umbrella lines, which comprised the majority of the increase, (ii) changes to the reinsurance treaty covering casualty risks within the specialty insurance segment, including an increase in our retention per loss occurrence (see “Liquidity and Capital Resources – Reinsurance Arrangements" in this Item 7 for further information), and (iii) the impact of the reinsurance correction recorded in the second quarter of 2015, which reduced E&S casualty net written premiums by $7.2 million. Programs unit net written premiums increased 17.4% compared to 2015 due to new programs added during the second half of 2015 and growth of existing programs. E&S property net written premiums were flat compared to the same 2015 period as a result of continuing competitiveness of the catastrophe-exposed property market.
The SAP catastrophe loss and ALAE ratio for 2017 was 22.5% compared to 3.1% and 0.2% in 2016 and 2015, respectively (Tables 7 - 9). The 2017 cat loss ratio reflects the impact of Hurricane’s Harvey and Irma, which added 21.2 points, or $50.6 million, to the cat loss ratio. The 2016 SAP catastrophe loss ratio reflects the impact of Hurricane Matthew which added 2.4 points, or $5.9 million, to the cat loss ratio.
The specialty insurance segment SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 was 65.3% compared to 72.2% and 59.7% in 2016 and 2015, respectively (Tables 7 - 9). The 2017 non-cat loss and ALAE ratio was impacted by $4.2 million of adverse development of prior accident year losses compared to $20.8 million in 2016. The 2017 adverse development was due to higher than anticipated severity for liability coverages on Florida package business in run-off in E&S property and related primarily to accident years 2013 - 2016. The 2016 development was primarily driven by (i) elevated severity trends within programs with commercial auto exposures and (ii) increases to prior accident year ultimate loss and ALAE estimates for the run-off healthcare line of business within E&S casualty.
The 2016 E&S property SAP non-catastrophe loss and ALAE ratio increased 19.7 points compared to 2015 (Tables 8 - 9) primarily driven by increases in the ultimate loss and ALAE estimates for prior accident years for the liability coverage of our Florida package business. The 2016 E&S casualty non-cat loss and ALAE ratio increased 7.4 points compared to 2015 driven by (i) increases in the ultimate loss and ALAE estimates for the current and prior accident years for our healthcare line, which was placed in run-off during the first quarter of 2016, and (ii) an increase in the ultimate loss and ALAE estimates for the current accident year in our general liability line due to increased severity. The programs loss and ALAE ratio increased 4.9 points compared to 2015 primarily driven by elevated severity trends within programs with commercial auto exposures, which contributed to (i) higher 2016 accident year loss and ALAE ratios and (ii) adverse development of prior accident year losses.

Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	% GAAP Loss and LAE Ratio	2016	% GAAP Loss and LAE Ratio	2015	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$964.9	75.7	$915.4	70.8	$852.8	67.1
Prior years	(46.6)	(3.7)	27.0	2.1	10.0	0.8
Total losses and loss expenses	$918.3	72.0	$942.4	72.9	$862.8	67.9

As shown above, the impact on 2017 loss and loss expenses attributable to prior years was $46.6 million, or favorable development in the estimated ultimate liability for prior years’ claims.

The following table sets forth a tabular presentation of the development of the ultimate liability of prior accident years by line of business for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
	Redundancy /(Deficiency)
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$4.4	$(7.9)	$(11.1)
Homeowners	(1.5)	(0.5)	2.5
Other Personal	(1.3)	(0.6)	(1.9)
Personal Insurance Segment	1.6	(9.0)	(10.5)

Commercial Insurance Segment:
Commercial Auto	8.9	(3.6)	(9.8)
Small Commercial Package	11.4	0.6	(1.0)
Middle Market Commercial	8.2	0.4	4.3
Workers' Compensation	8.9	4.2	5.1
Farm & Ranch	0.9	1.7	0.6
Other Commercial	5.7	1.8	1.5
Commercial Insurance Segment	44.0	5.1	0.7

Specialty Insurance Segment:
E&S Property	(3.0)	(1.9)	5.2
E&S Casualty	(0.5)	(4.6)	(2.7)
Programs	(0.7)	(14.3)	(9.6)
Specialty Insurance Segment	(4.2)	(20.8)	(7.1)

Cat Loss and ALAE	2.0	1.4	0.7
ULAE	3.2	(3.7)	6.2
Total	$46.6	$(27.0)	$(10.0)

For further information, see the discussion below and the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" sections of “Results of Operations – Insurance Segments” included in this Item 7.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2017:

($ millions) Accident Year	2017
Redundancy /(Deficiency)
2007 and prior	$(1.5)
2008	0.7
2009	0.4
2010	1.9
2011	3.5
2012	7.7
2013	2.5
2014	7.9
2015	13.8
2016	9.7
Total	$46.6

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2017 development were as follows:

•
The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $44.0 million of favorable development, driven by small commercial package, workers’ compensation, commercial auto and middle market commercial of $11.4 million, $8.9 million, $8.9 million and $8.2 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.

•	ULAE was $3.2 million lower than anticipated in the reserves at December 31, 2016.

•	Catastrophe reserves contributed $2.0 million of favorable development.

•
The personal insurance segment non-catastrophe loss and ALAE reserves contributed $1.6 million of the favorable development, driven by personal auto which contributed $4.4 million of favorable development, primarily due to lower than anticipated bodily injury severity from the prior two accident years. This was partially offset by homeowners and other personal, which contributed $1.5 million and $1.3 million of adverse development, respectively.

•
The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.2 million of adverse development, which was driven by E&S property with adverse development of $3.0 million. E&S property adverse development was driven by higher than anticipated severity for liability coverages on the run-off Florida package business. For programs, adverse development was $0.7 million, with adverse development of $5.7 million attributable to accident years 2013 - 2015 mostly offset by favorable development of $5.0 million, primarily from accident years 2012 and 2011.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2016:

($ millions) Accident Year	2016
Redundancy /(Deficiency)
2006 and prior	$(3.4)
2007	3.3
2008	1.7
2009	(1.6)
2010	0.5
2011	1.7
2012	1.9
2013	(2.1)
2014	(6.4)
2015	(22.6)
Total	$(27.0)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2016 resulted primarily from accident years 2015 and 2014. The more notable items contributing to 2016 development were as follows:

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

•
The personal insurance segment non-catastrophe loss and ALAE reserves contributed $9.0 million of the adverse development, driven by personal auto which contributed $7.9 million of adverse development, primarily due to higher than anticipated bodily injury severity from the prior two accident years.

•	ULAE was $3.7 million higher than anticipated in the reserves at December 31, 2015.

•
The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $5.1 million of favorable development, primarily driven by workers’ compensation, other commercial, and farm & ranch, of $4.2 million, $1.8 million, and $1.7 million respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was partially offset by adverse development in commercial auto of $3.6 million, which was driven by higher than anticipated bodily injury severity from the prior two accident years.

•	Catastrophe reserves contributed $1.4 million of favorable development.

The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2015:

($ millions) Accident Year	2015
Redundancy /(Deficiency)
2005 and prior	$1.1
2006	(0.2)
2007	(0.1)
2008	1.8
2009	2.0
2010	3.4
2011	(1.7)
2012	(2.8)
2013	(11.5)
2014	(2.0)
Total	$(10.0)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2015 resulted primarily from accident year 2013. The more notable items contributing to 2015 development were as follows:

•
The personal insurance segment contributed $10.5 million of the adverse development, primarily driven by personal auto which developed unfavorably by $11.1 million, due to higher than anticipated bodily injury severity trends from the 2014 and 2013 accident years. Partially offsetting the unfavorable development was favorable development of $2.5 million in homeowners.

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

•
The commercial insurance segment contributed $0.7 million of favorable development, primarily due to favorable development in workers’ compensation and middle market commercial of $5.1 million and $4.3 million, respectively, driven by lower than anticipated severity emerging from multiple accident years. Partially offsetting the favorable development was adverse development in commercial auto of $9.8 million driven by higher than anticipated bodily injury severity from the prior two accident years.

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2017 and 2016:

($ millions)	2017	2016	$ Change
Personal Insurance Segment:
Personal auto	$191.8	$192.7	$(0.9)
Homeowners	50.5	50.5	—
Other Personal	13.8	11.3	2.5
Total Personal Insurance Segment	256.1	254.5	1.6
Commercial Insurance Segment:
Commercial Auto	92.1	98.3	(6.2)
Small Commercial Package	124.5	125.4	(0.9)
Middle Market Commercial	151.4	154.2	(2.8)
Workers’ Compensation	193.4	185.6	7.8
Farm & Ranch	16.4	14.3	2.1
Other Commercial	26.5	24.7	1.8
Total Commercial Insurance Segment	604.3	602.5	1.8
Specialty Insurance Segment:
E&S Property	64.8	29.8	35.0
E&S Casualty	176.8	137.4	39.4
Programs	150.5	153.8	(3.3)
Total Specialty Insurance Segment	392.1	321.0	71.1
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,252.5	$1,178.0	$74.5

The loss and loss expenses payable at December 31, 2017 increased $74.5 million from the loss and loss expenses payable at December 31, 2016, primarily due to exposure growth and higher current accident year loss estimates in E&S casualty and a higher level of current accident year weather-related losses, predominantly in E&S property, driven by the impact of Hurricanes Harvey and Irma.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition would be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7.
Acquisition and Operating Expenses
Our GAAP expense ratio was 35.7% in 2017 compared to 33.3% and 33.6% in 2016 and 2015, respectively. Acquisition and operating expenses for 2017 increased 2.4 points when compared to 2016 primarily driven by (i) the impact of our technology investments, including amortization and system and infrastructure support and (ii) an increase in contingent commissions. The 2016 expense ratio decreased 0.3 points compared to 2015, primarily driven by decreases in personnel costs and incentive compensation partially offset by an increase in technology investments.
Investment Operations Segment
Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities, U.S. large-cap equities, U.S. small-cap equity funds, international equity funds, and MLP exchange traded funds. In addition, Stateco uses an outside investment manager who invests in international funds. The Investment and Finance Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders, grow long term economic surplus to increase our capital position, maintain a consistent level of income to support operations and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude purchases of bonds that are rated below investment grade by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised mostly of debt issues rated A, or higher. We obtain investment ratings from nationally recognized ratings agencies. If there is a split rating, we assign the lowest rating obtained. At December 31, 2017, there was one fixed maturity investment rated below investment grade in our available-for-sale investment portfolio. This security is rated below investment grade due to a rating downgrade subsequent to the purchase of the security.
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
Our externally managed equity portfolio invests in international funds. External managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside investment managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us; however, there may be slight differences in their objectives when compare to how we manage our large-cap equity holdings.
At December 31, 2017, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2017 and 2016:

($ millions)	2017	% of Total	2016	% of Total
Cash and cash equivalents	$91.5	3.3	$51.1	1.9
Fixed maturities, at fair value:
Fixed maturities	2,037.0	73.2	1,947.5	73.1
Treasury inflation-protected securities	155.8	5.6	161.8	6.1
Total fixed maturities	2,192.8	78.8	2,109.3	79.2
Notes receivable from affiliate (1)	70.0	2.5	70.0	2.6
Equity securities, at fair value:
Large-cap securities	96.8	3.5	139.0	5.2
Small-cap securities	—	—	79.1	3.0
Mutual and exchange traded funds	268.5	9.7	164.7	6.2
Total equity securities	365.3	13.2	382.8	14.4
Other invested assets, at fair value:
International instruments	45.2	1.6	35.7	1.3
Other invested assets	10.8	0.4	9.4	0.4
Total other invested assets, at fair value	56.0	2.0	45.1	1.7
Other invested assets, at cost	5.6	0.2	5.4	0.2
Total portfolio	$2,781.2	100.0	$2,663.7	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2017:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$5.9	$5.9
Due after 1 year through 5 years	543.8	545.0
Due after 5 years through 10 years	419.1	420.3
Due after 10 years	499.6	521.2
U.S. government agencies residential mortgage-backed securities	704.7	700.4
Total	$2,173.1	$2,192.8

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2017, our equity portfolio consisted of approximately 42 different large-cap stocks and 15 mutual and exchange traded funds. The largest single fund holding was 20.2% of the equity portfolio based on fair value and the top ten positions accounted for 71.1% of the equity portfolio. During the fourth quarter of 2017, we sold our externally-managed small-cap holdings and reinvested the proceeds into small-cap focused mutual and exchange traded funds. At December 31, 2016, our equity portfolio consisted of approximately 44 different large-cap stock, 73 small-cap stocks and 11 mutual and exchange traded funds. The largest single fund holding was 12.7% of the equity portfolio based on fair value and the top ten positions accounted for 45.5% of the equity portfolio.
Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.23 and 4.45 as of December 31, 2017 and 2016, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2017:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$478.8	$456.8	$436.9	$418.6	$401.9
Obligations of states and political subdivisions	573.5	549.0	525.8	502.8	477.2
Corporate securities	560.7	545.2	529.7	512.8	496.0
U.S. government agencies mortgage-backed securities	755.5	730.5	700.4	664.9	629.3
Balance as of December 31, 2017	$2,368.5	$2,281.5	$2,192.8	$2,099.1	$2,004.4

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 63.1% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2017, approximately $700.4 million, or 31.9%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
The following table sets forth the credit ratings of our municipal securities based on ratings by nationally recognized rating agencies at December 31, 2017:

($ millions)
Rating	Total fair value	%
AAA	$36.6	7.0
AA*	318.2	60.5
A	161.1	30.6
BBB	9.9	1.9
Total	$525.8	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.
We believe our Muni Portfolio is well diversified by issuer and state. We have 7.6% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 15.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 57.8% of our Muni Portfolio and state and local government general obligation bonds make up 18.8% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
At December 31, 2017, our large-cap equity portfolio had a beta of 1.03 using the S&P 500 Index as the benchmark. At December 31, 2017, our mutual and exchange traded funds portfolio had a beta of 0.97 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the large-cap equity portfolio and the mutual and exchange traded funds portfolio given a change in the S&P 500 Index at December 31, 2017:

Large-cap equity portfolio:
Fair value ($ millions)	$116.7	$106.8	$96.8	$86.8	$76.9
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	121%	110%	100%	90%	79%

Mutual and exchange traded funds portfolio:
Fair value ($ millions)	$320.6	$294.6	$268.5	$242.5	$216.4
Change in Russell 2000 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	119%	110%	100%	90%	81%
The above analysis is limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in equity market prices and the resulting equity values may differ significantly from what is shown in the table. By investing in mostly large-cap issues we hope to limit liquidity risk in the equity portfolio. The U.S. large-cap equity portfolio does not have any direct exposure to exchange rate risk since we do not directly hold any foreign stocks. We constantly monitor the equity portfolio holdings for any credit risk issues that may arise. We do not invest in any commodity futures or commodity oriented mutual funds.
At December 31, 2017, we have one international fund which is included in other invested assets available-for-sale. The international fund had a beta of 0.70 using the MSCI EAFE Index as a benchmark. The following table sets forth what changes might occur in the value of Funds 1 given a change in the MSCI EAFE Index at December 31, 2017:

International fund:
Fair value ($ millions)	$51.6	$48.4	$45.2	$42.1	$38.9
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity value may differ significantly from what is shown in the table above.
Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2017, 2016 and 2015:

($ millions)	Year Ended December 31
	2017	2016	2015
Gross investment income:
Fixed maturities	$63.2	$63.4	$61.3
Equity securities	10.5	7.3	6.5
Other	6.3	5.6	5.9
Total gross investment income	80.0	76.3	73.7
Less: Investment expenses	1.2	1.6	2.0
Net investment income	$78.8	$74.7	$71.7

Average invested assets (at cost)	$2,561.1	$2,443.0	$2,313.3
Annualized investment yield	3.1%	3.1%	3.1%
Annualized investment yield, after tax	2.2%	2.3%	2.4%
Net investment income, after tax	$57.0	$55.7	$55.3
Effective tax rate	27.7%	25.5%	22.8%

Our investment operations revenue for the year ended December 31, 2017 was primarily impacted by an increase in dividend income when compared to the same 2016 and 2015 periods. The dividend income increase was due primarily to higher dividends from our international fund and master limited partnership (MLP) holdings. With the enactment of TCJA, we anticipate that our effective tax rate on investment income will be approximately 17% in 2018.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017		2016		2015
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.8	$184.8	$2.8	$211.6	$4.6	$180.7
Equity securities	66.7	243.2	29.2	147.0	29.6	135.1
Other invested assets	0.2	1.1	12.1	0.8	0.2	0.7
Total realized gains	$69.7	$429.1	$44.1	$359.4	$34.4	$316.5
Realized losses:
Equity securities:
Sales	$(1.1)	$9.5	$(0.8)	$6.0	$(1.8)	$9.7
OTTI	(3.5)	—	(4.5)	—	(7.9)	—
Fixed maturities:
OTTI	—	—	(2.3)	—	—	—
Total realized losses	$(4.6)	$9.5	$(7.6)	$6.0	$(9.7)	$9.7
Net realized gains on investments	$65.1	$438.6	$36.5	$365.4	$24.7	$326.2

Net realized gains increased $28.6 million and $11.8 million, respectively, when compared to the same 2016 and 2015 periods. Net realized gains in 2017 were impacted by (i) realized gains of $18.5 million from the sale of our U.S. small-cap equity portfolio and (ii) sales within our U.S. large-cap equity portfolio. The proceeds from the sale of our U.S. small-cap equity portfolio were reinvested in U.S. small-cap focused mutual and exchange traded funds. During the fourth quarter of 2016, we redeemed a limited partnership investment in international equities that had been classified as other invested assets. The redemption proceeds were reinvested in an international equity mutual fund classified as an equity security. The Company recognized a gain of $12.0 million on the redemption. Out of the total proceeds related to this redemption and reinvestment, $44.0 million was non-cash and therefore excluded from net cash used in investing activities in the consolidated statements of cash flows.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We recognized $2.3 million of OTTI on our fixed maturity portfolio during 2016. We did not recognize any impairments on our fixed maturity portfolio during 2017 or 2015.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017		2016		2015
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(1.5)	2	$(0.6)	1	$(2.2)
Small-cap securities	22	(2.0)	28	(3.9)	41	(5.7)
Fixed maturities	—	—	1	(2.3)	—	—
Total OTTI	23	$(3.5)	31	$(6.8)	42	$(7.9)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2017, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2017:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	17	$(6.2)	40	$436.9
Obligations of states and political subdivisions	507.1	19.1	113	(0.4)	10	525.8
Corporate securities	527.5	4.5	53	(2.3)	33	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	43	(11.4)	72	700.4
Total fixed maturities	2,173.1	40.0	226	(20.3)	155	2,192.8
Equity Securities:
Large-cap securities	62.4	35.1	38	(0.7)	4	96.8
Mutual and exchange traded funds	256.2	21.6	14	(9.3)	1	268.5
Total equity securities	318.6	56.7	52	(10.0)	5	365.3
Other invested assets	25.8	30.2	2	—	—	56.0
Total available-for-sale investments	$2,517.5	$126.9	280	$(30.3)	160	$2,614.1

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2017 and 2016, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2017:

($ millions)	2017	2016	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$19.7	$13.4	$6.3
Equity securities	46.7	59.7	(13.0)
Other invested assets	30.2	19.6	10.6
Unrealized gains	96.6	92.7	3.9
Deferred federal income tax liability	(30.6)	(29.9)	(0.7)
Unrealized gains, net of tax	$66.0	$62.8	$3.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2017.
As of December 31, 2017, we no longer hold any Level 3 assets.

Other Items
Income Taxes
For the year ended December 31, 2017, the federal income tax expense was $44.1 million compared to an income tax benefit of $1.8 million for 2016 and an income tax expense of $16.1 million for 2015. Our effective tax rate for 2017 was 132.0% compared with (9.4%) in 2016 and 23.9% in 2015. The change in our effective tax rate in 2017 was primarily due to the revaluation of our net deferred tax asset as a result of the enactment of the TCJA. The revaluation of our deferred tax asset resulted in a provisional deferred tax charge of $36.4 million.
Income taxes for the year ended 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 9, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2017, 2016 and 2015.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2017, 2016 or 2015.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2017 and 2016, we had $91.5 million and $51.1 million, respectively, in cash and cash equivalents, and $2,614.1 million and 2,537.2 million, respectively, of total available-for-sale investments. Substantially all of our fixed maturity and equity securities are traded on public markets. Included in our fixed maturities available-for-sale were $9.3 million and $9.2 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2017 and 2016. In addition, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans. For a further discussion regarding investments, see “Results of Operations – Investments Operations Segment” included in this Item 7.
Net cash provided by operating activities was $67.9 million, $113.5 million and $149.8 million in 2017, 2016 and 2015, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Net cash used in investing activities was $20.5 million, $127.6 million and $167.7 million in 2017, 2016 and 2015, respectively. The change from 2017 compared to 2016 and 2015 was primarily due to an increase in proceeds from sales of equity securities. In addition to investment objectives, sales were executed during the year in order to meet operational needs.
Net cash used in financing activities was $7.0 million in 2017 compared to net cash provided by of $7.1 million in 2016, and net cash used by $10.3 million in 2015, respectively. The decrease year over year was primarily driven by proceeds from the new term loan with the Federal Home Loan Bank of Cincinnati ("the "FHLB") in the principal amount of $21.5 million in 2016.
Borrowing Arrangements
Credit Facility
State Auto P&C has a credit facility (the “SPC Credit Facility”) with a syndicate of lenders that provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of December 31, 2017, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
FHLB Loans
State Auto P&C has a term loan from the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan matures in September 2021 and may be called (prepaid) after September 2018 with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2016 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the loan were contributed to our pension plan to reduce our future pension costs.
In addition, State Auto P&C has a loan from the FHLB in the principal amount of $85.0 million ("2013 FHLB Loan"). The 2013 FHLB Loan is a 20-year term loan that may be currently called (prepaid) at any time with no prepayment penalty. The interest rate is fixed over the term of the loan at 5.03%.
The 2013 and 2016 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2017 and 2016 were 5.68% and 5.13%, respectively.

Notes Payable Summary
The following table sets forth our notes payable at December 31, 2017:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	$15.2	$15.2	5.68%
FHLB loan due 2033: issued $85.0 million, July 2013 with fixed interest	85.4	85.7	5.03%
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5	20.9	1.73%
Total notes payable	$122.1	$121.8

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Liquidity and Capital Resources – Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2017, we had $15.2 million notes payable with variable interest and $85.4 million and $21.5 million of notes payable with interest fixed at 5.03% and 1.73%, respectively, and, which equated to approximately 12.4% variable interest debt and 87.6% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Liquidity and Capital Resources –Contractual Obligations” included in this Item 7.
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
Adverse Development Cover
The State Auto Group has an adverse development reinsurance agreement that provides $40.0 million of coverage for adverse development in excess of carried reserves for terminated restaurant program business previously underwritten by a MGU-subsidiary of State Auto Mutual.
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

Property Per Risk Treaty
As of July 1, 2017, the State Auto Group renewed its property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $3.0 million, subject to an additional $2 million annual aggregate retention (AAD). Claims arising from named storms and earthquake for E&S property are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $3.0 million retention and $2.0 million AAD for property business up to $20.0 million of covered loss.
Casualty and Workers' Compensation Treaties
As of July 1, 2017, the State Auto Group renewed its casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $2.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies, subject to an additional $2.0 million AAD. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million. E&S casualty and programs units risks are not subject to this casualty excess of loss reinsurance agreement.
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
The rates for all of our treaty reinsurance agreements are negotiated annually.

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2017:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,252.5	$526.9	$443.5	$147.4	$134.7
Notes payable(2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	85.0	—	—	—	85.0
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5				21.5
Total notes payable	122.0	—	—	—	122.0
Interest payable (2):
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	14.6	0.9	1.8	1.8	10.1
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	1.5	0.4	0.7	0.4	—
FHLB loan due 2033; issued $85.0 million, July 2013 with fixed interest	70.7	4.3	8.6	8.6	49.2
Total interest payable	86.8	5.6	11.1	10.8	59.3
Postretirement benefits	12.9	1.5	2.9	2.6	5.9
Pension funding(4)	47.2	4.2	8.8	9.5	24.7
Total	$1,521.4	$538.2	$466.3	$170.3	$346.6

(1)
We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2017, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2017 of 1.4806% plus 4.20%, or 5.6806%.
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
Regulatory Considerations
At December 31, 2017, 2016 and 2015, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2017, 2016 and 2015:

Statutory Leverage Ratios	2017	2016	2015
State Auto P&C	1.5	1.5	1.5
Milbank	1.8	1.9	1.9
Weighted Average	1.6	1.5	1.6

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $85.8 million is available for payment to State Auto Financial from its insurance subsidiaries in 2018 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million, $10.0 million and $15.0 million in 2017, 2016 and 2015.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2017, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 434% to 10,530%.
Credit and Financial Strength Ratings
As of June 6, 2017, the State Auto Group’s financial strength rating from A.M. Best was A- (Excellent) with a stable outlook and its credit rating from A.M. Best was bbb- with a stable outlook.
The financial strength rating is for the State Auto Group and expresses the opinion of the rating agency as to the ability of the State Auto Group to meet its ongoing obligations to policyholders. The A.M. Best financial strength rating influences our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof.
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
Our internal actuarial staff conducts quarterly reviews of loss development information to assist management in making estimates of ultimate losses and loss expenses. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments and late reported claims. In addition, reasonableness tests are performed on many of the assumptions underlying each reserving methodology, such as claim frequency, claim severity and loss ratios. Nonetheless, changes which are not contemplated do occur over time, and those changes are incorporated in subsequent valuations of our loss reserves.
We use a number of different methodologies to estimate the IBNR component of our loss reserves. Our loss reserves include amounts related to short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The reserving methods and strengths and weaknesses of each are described below.
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
Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting indicated IBNR reserves. This method uses paid loss experience as well as the outstanding estimates (formula and case reserves) for claims that have been reported and are still open. With this method, a pattern of reported losses is estimated to project ultimate incurred values for each accident year. The underlying assumption of the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes will distort the IBNR projections.
Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in the paid method exclude case reserve estimates, so only paid losses are utilized. With this method, a payment pattern is estimated to project ultimate settlement values for each accident year, with the underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern influences the payment pattern) is relevant to the results of this method. This method’s advantage is that the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that (i) the paid method does not use all of the available information, (ii) in some cases the liability payment patterns require the application of very large development factors to relatively small payments in less mature accident years, and (iii) changes in the claims settlement rate will distort the projections.
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
Incurred Bornhuetter-Ferguson Method: The Incurred Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported as the weight. This method is particularly useful where there is a low volume of data in the current accident period, or where the experience is volatile. In general, this method produces estimates that are similar to the Incurred Loss Development Method.
Paid Bornhuetter-Ferguson Method:  The Paid Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Paid Development Method, using the percentage of losses paid as the weight.  In less mature accident periods in which payment activity is relatively low, this method produces estimates that are similar to the Expected Loss Ratio Method.
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
Selection Process: In determining which reserving method to use for a particular line of business or accident year, diagnostic tests of loss ratios and severity trends are considered, as well as the historical case reserve adequacy and claim settlement rate. In general, the Incurred Loss Development Method is used if the projections are stable, the data is credible, historical case reserve adequacy is consistent, and the loss ratios and loss severities are reasonable. Other reserving methods are considered as well for particular lines of business or accident years, along with supplemental information such as open claim counts and prior period development. For example, if more than one method provides a reasonable projection, the actuary may select an average of those methods. There is considerable judgment applied in the analysis of the historical patterns and in applying business knowledge of our underwriting and claims functions.
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. At December 31, 2017, MBE of our direct loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves were $1,258.6 million, within an estimated range of $1,094.6 million to $1,311.9 million.

The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,311.9 million, the reserve increase of $53.3 million corresponds to an after-tax decrease of $42.1 million in net income, assuming a tax rate of 21%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $1,094.6 million, the $164.0 million reserve decrease would add $129.6 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying certain loss reserve estimation methods for casualty lines is that the loss cost trends underlying historical data will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2017, workers’ compensation loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 5% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 5% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in workers’ compensation is an increase of $110.9 million on reserves, or a $87.6 million reduction to net income, assuming a tax rate of 21%. Inflation changes have much more impact on the longer tail commercial lines like workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.
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

The following table sets forth a reconciliation of MBE of our direct loss and LAE reserve to our net losses and loss expenses payable at December 31, 2017 and 2016. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2017 and 2016, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2017	2016
Direct loss and ALAE reserve:
STFC Pooled Companies	$527.1	536.9
Assumed by STFC Pooled Companies	731.5	643.8
Total direct loss and ALAE reserve	1,258.6	1,180.7
Direct ULAE reserve:
STFC Pooled Companies	29.8	31.3
Assumed by STFC Pooled Companies	33.8	32.2
Total direct ULAE reserve	63.6	63.5
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(21.9)	(22.5)
Assumed by STFC Pooled Companies	(3.6)	(4.5)
Total direct salvage and subrogation recoverable	(25.5)	(27.0)
Reinsurance recoverable	(3.1)	(3.6)
Assumed reinsurance	9.2	5.1
Reinsurance assumed by STFC Pooled Companies	(50.3)	(40.7)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $3.1 million and $3.6 million in 2017 and 2016, respectively	$1,252.5	1,178.0

The following tables set forth the net losses and loss expenses payable by major line of business at December 31, 2017 and 2016:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2017
Personal Insurance Segment:
Personal Auto	$125.7	56.4	9.7	191.8
Homeowners	28.8	18.5	3.2	50.5
Other personal	5.6	7.6	0.6	13.8
Total Personal Insurance Segment	160.1	82.5	13.5	256.1
Commercial Insurance Segment:
Commercial Auto	53.2	35.7	3.2	92.1
Small Commercial Package	51.6	66.7	6.2	124.5
Middle Market Commercial	59.6	77.8	14.0	151.4
Workers’ Compensation	68.3	112.5	12.6	193.4
Farm & Ranch	10.1	5.5	0.8	16.4
Other Commercial	3.8	22.6	0.1	26.5
Total Commercial Insurance Segment	246.6	320.8	36.9	604.3
Specialty Insurance Segment:
E&S Property	44.3	19.6	0.9	64.8
E&S Casualty	38.7	129.2	8.9	176.8
Programs	58.6	88.1	3.8	150.5
Total Specialty Insurance Segment	141.6	236.9	13.6	392.1
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$548.3	640.2	64.0	1,252.5

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2016
Personal Insurance Segment:
Personal Auto	$121.6	60.3	10.8	192.7
Homeowners	32.8	14.9	2.8	50.5
Other personal	2.2	8.6	0.5	11.3
Total Personal Insurance Segment	156.6	83.8	14.1	254.5
Commercial Insurance Segment:
Commercial Auto	47.8	46.6	3.9	98.3
Small Commercial Package	55.9	62.5	7.0	125.4
Middle Market Commercial	63.4	76.8	14.0	154.2
Workers’ Compensation	68.0	106.0	11.6	185.6
Farm & Ranch	8.5	5.1	0.7	14.3
Other Commercial	1.0	23.6	0.1	24.7
Total Commercial Insurance Segment	244.6	320.6	37.3	602.5
Specialty Insurance Segment:
E&S Property	12.0	16.2	1.6	29.8
E&S Casualty	30.2	99.5	7.7	137.4
Programs	68.1	82.6	3.1	153.8
Total Specialty Insurance Segment	110.3	198.3	12.4	321.0
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$511.5	602.7	63.8	1,178.0

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
Asbestos reserves are $1.2 million, and environmental reserves are $17.1 million, for a total of $18.3 million, or 1.5% of net losses and loss expenses payable. Asbestos and environmental reserves increased $0.1 million and $2.0 million, respectively, from 2016.
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
For the December 31, 2017 and 2016 valuations, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. Incorporated into the table are rates projected generationally using Scale MP-2017 to reflect mortality improvement (Scale MP-2016 was used at the beginning of the year). The January 1, 2018 and 2017 actuarial reports of the benefit plans included these revised mortality assumptions.

To calculate the State Auto Group’s December 31, 2017 benefit obligation for each of the benefit plans, we used a discount rate of 3.50% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate, all else being equal, results in a higher present value benefit obligation. To calculate our benefit obligation at December 31, 2017 and net periodic benefit cost for the year ended December 31, 2018, a discount rate of 3.50% and an expected long-term rate of return on plan assets of 7.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability increased $0.7 million for the year ended December 31, 2017 and increased $2.9 million for the year ended December 31, 2016.
The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2017 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2018, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2018. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	3.25%	3.50%	3.75%	3.25%	3.50%	3.75%
Benefit obligation	$315.7	304.2	292.8	$18.8	18.3	18.0
Net periodic benefit cost (benefit)	$6.6	5.6	4.8	$(4.7)	(4.6)	(4.6)

	Expected return on plan assets
	6.75%	7.00%	7.25%
Net periodic benefit cost	$6.3	5.6	5.0
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2017, our share of the State Auto Group’s ABO and PBO was $287.9 million and $304.2 million, respectively. At December 31, 2017, STFC’s share of the defined benefit pension plan’s fair value of the assets was $265.0 million, which resulted in an underfunded status within our balance sheet of $39.2 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $10.0 million in 2018.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $55.6 million at December 31, 2016, to $46.2 million at December 31, 2017. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 10, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2017, we recognized federal income tax expense of $44.1 million compared to a federal income tax benefit of $1.8 million for 2016 and federal income tax expense of $16.1 million for 2015. Income taxes for the year ended 2017 reflect provisional deferred tax expense of $34.6 million attributable to the revaluation of our deferred tax assets and liabilities as a result of the enactment of the TCJA. Income taxes for the year ended 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
In computing taxable income, property and casualty insurers are required to discount their unpaid loss reserves. The discount is determined using interest rates and claim payment patterns prescribed by the U.S. Treasury. The TCJA changed the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the claim payment pattern. Management determined the provisional change in discounted loss reserves attributable to the TCJA changes to be $50.9 million pre-tax. As a result of changes to the Section 846 of the IRS Code, deferred tax assets were increased by that amount, with an offsetting deferred tax liability. The deferred tax liability will be amortized over a period of eight years beginning in 2018. The provisional amount will be adjusted once the IRS publishes the official discount factors that should be used.
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
Management anticipates generating taxable income over the next three years that will allow for the realization of all of our net operating loss (“NOL”) carryforwards by the end of 2020. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2036.
The following table sets forth the components of our federal income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Income before federal income taxes	$33.4	$19.2	$67.3

Current tax expense (benefit)	0.4	(1.7)	2.9
Deferred tax expense (benefit)	43.7	(0.1)	13.2
Total federal income tax expense (benefit)	44.1	(1.8)	16.1
Net (loss) income	$(10.7)	$21.0	$51.2

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of State Auto Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994
Grandview Heights, Ohio
February 28, 2018

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Stockholders and the Board of Directors of State Auto Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). In our opinion, State Auto Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB) , the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 28, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Grandview Heights, Ohio
February 28, 2018

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2017	2016
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,173.1 and $2,095.9, respectively)	$2,192.8	$2,109.3
Equity securities, available-for-sale, at fair value (cost $318.6 and $323.1, respectively)	365.3	382.8
Other invested assets, available-for-sale, at fair value (cost $25.8 and $25.5, respectively)	56.0	45.1
Other invested assets	5.6	5.4
Notes receivable from affiliate	70.0	70.0
Total investments	2,689.7	2,612.6
Cash and cash equivalents	91.5	51.1
Accrued investment income and other assets	36.5	40.0
Deferred policy acquisition costs (affiliated net assumed $64.7 and $50.7, respectively)	117.8	129.8
Reinsurance recoverable on losses and loss expenses payable	3.1	3.6
Prepaid reinsurance premiums	6.4	6.1
Current federal income taxes	4.8	6.7
Net deferred federal income taxes	57.2	102.1
Property and equipment, at cost (net of accumulated depreciation of $6.8 and $6.6, respectively)	7.3	7.4
Total assets	$3,014.3	$2,959.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $711.4 and $630.9, respectively)	$1,255.6	$1,181.6
Unearned premiums (affiliated net assumed $187.9 and $220.9, respectively)	611.8	617.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	122.1
Postretirement and pension benefits (affiliated net ceded $34.8 and $40.1, respectively)	64.5	74.4
Due to affiliate	2.7	2.4
Other liabilities (affiliated net assumed $15.5 and $11.0, respectively)	76.7	69.8
Total liabilities	2,133.4	2,068.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.2 and 48.6 shares issued, respectively, at stated value of $2.50 per share	123.0	121.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.8)	(116.5)
Additional paid-in capital	171.8	159.9
Accumulated other comprehensive income (affiliated net ceded $50.7 and $53.7, respectively)	36.7	32.5
Retained earnings	666.2	693.8
Total stockholders’ equity	880.9	891.3
Total liabilities and stockholders’ equity	$3,014.3	$2,959.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2017	2016	2015

Earned premiums (affiliated net assumed $458.0, $472.0 and $437.6, respectively)	$1,275.1	$1,291.9	$1,270.5
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	78.8	74.7	71.7
Net realized gain on investments:
Total other-than-temporary impairment losses	(3.5)	(6.8)	(7.9)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	68.6	43.3	32.2
Total net realized gain on investments	65.1	36.5	24.3
Other income (affiliates $2.3, $2.3 and $2.1, respectively)	2.3	2.3	2.1
Total revenues	1,421.3	1,405.4	1,368.6
Losses and loss expenses (affiliated net assumed $379.6, $383.8 and $293.3, respectively)	918.3	942.4	862.8
Acquisition and operating expenses (affiliated net assumed $270.7, $285.8 and $248.6, respectively)	455.8	430.4	426.8
Interest expense (affiliates $0.8, $0.8 and $0.7, respectively)	5.9	5.5	5.4
Other expenses	7.9	7.9	6.3
Total expenses	1,387.9	1,386.2	1,301.3
Income before federal income taxes	33.4	19.2	67.3
Federal income tax expense (benefit):
Current	0.4	(1.7)	2.9
Deferred	43.7	(0.1)	13.2
Total federal income tax expense (benefit)	44.1	(1.8)	16.1
Net (loss) income	$(10.7)	$21.0	$51.2
(Loss) earnings per common share:
Basic	$(0.25)	$0.50	$1.25
Diluted	$(0.25)	$0.50	$1.23
Dividends paid per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2017	2016	2015

Net (loss) income	$(10.7)	$21.0	$51.2
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during year	69.0	27.8	(39.2)
Reclassification adjustments for gains realized in net income	(65.1)	(36.5)	(24.7)
Income tax (expense) benefit	(0.7)	3.0	22.4
Total change in net unrealized holding gains (losses) on investments	3.2	(5.7)	(41.5)
Net unrecognized benefit plan obligations:
Net actuarial (loss) gain arising during period	(1.0)	(3.0)	5.3
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.5)	(5.5)	(5.4)
Net actuarial gain	8.0	9.4	11.5
Income tax expense	(0.5)	(0.3)	(4.0)
Total net unrecognized benefit plan obligations	1.0	0.6	7.4
Other comprehensive income (loss)	4.2	(5.1)	(34.1)
Comprehensive (loss) income	$(6.5)	$15.9	$17.1

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2017	2016	2015
Common shares:
Balance at beginning of year	48.6	48.1	47.7
Issuance of shares	0.6	0.5	0.4
Balance at end of year	49.2	48.6	48.1
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$121.6	$120.4	$119.3
Issuance of shares	1.4	1.2	1.1
Balance at end of year	$123.0	$121.6	$120.4
Treasury stock:
Balance at beginning of year	$(116.5)	$(116.3)	$(116.0)
Shares acquired on stock award exercises and vested restricted shares	(0.3)	(0.2)	(0.3)
Balance at end of year	$(116.8)	$(116.5)	$(116.3)
Additional paid-in capital:
Balance at beginning of year	$159.9	$153.5	$143.2
Issuance of common stock	8.8	6.8	5.2
Tax (expense) benefit from stock option exercises	—	(3.0)	0.3
Stock awards granted	3.1	2.6	4.8
Balance at end of year	$171.8	$159.9	$153.5
Accumulated other comprehensive income:
Balance at beginning of year	$32.5	$37.6	$71.7
Change in unrealized holding gains (losses) on investments, net of tax	3.2	(5.7)	(41.5)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustments	1.0	0.6	7.4
Balance at end of year	$36.7	$32.5	$37.6
Retained earnings:
Balance at beginning of year	$693.8	$689.4	$654.7
Net (loss) income	(10.7)	21.0	51.2
Cash dividends paid (affiliates $10.4, $10.4 and $10.4, respectively)	$(16.9)	$(16.6)	$(16.5)
Balance at end of year	666.2	693.8	689.4
Total stockholders’ equity at end of year	$880.9	$891.3	$884.6

See accompanying notes to consolidated financial statements.
STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(10.7)	$21.0	$51.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	12.5	14.6	15.7
Share-based compensation	4.2	3.7	4.5
Net realized gain on investments	(65.1)	(36.5)	(24.3)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	12.0	(0.7)	(2.6)
Accrued investment income and other assets	3.5	(4.5)	(2.4)
Postretirement and pension benefits	(9.0)	(28.8)	(6.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.2	3.0	3.0
Other liabilities and due to/from affiliates, net	6.0	7.3	(39.9)
Losses and loss expenses payable	74.0	128.6	69.8
Unearned premiums	(6.0)	1.5	3.9
Excess tax expense on share-based awards	—	(0.2)	(0.3)
Federal income taxes	46.3	4.5	13.7
Cash provided from December 31, 2014 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	—	—	63.5
Net cash provided by operating activities	$67.9	$113.5	$149.8
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(505.4)	$(589.3)	$(573.9)
Purchases of equity securities available-for-sale	(185.9)	(143.1)	(154.0)
Purchases of other invested assets	(1.4)	(1.5)	(6.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	233.6	240.9	241.0
Sales of fixed maturities available-for-sale	184.8	211.6	180.7
Sales of equity securities available-for-sale	252.7	153.0	144.8
Sales of other invested assets available-for-sale	1.1	0.8	0.7
Net disposals of property and equipment	—	—	(0.1)
Net cash used in investing activities	$(20.5)	$(127.6)	$(167.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	$10.2	$2.2	$6.2
Payments to acquire treasury stock	(0.3)	(0.2)	(0.3)
Payments of dividends (affiliates $10.4, $10.4 and $10.4, respectively)	(16.9)	(16.6)	(16.5)
Excess tax expense on share-based awards	—	0.2	0.3
Proceeds from long-term debt	—	21.5	—
Net cash (used in) provided by financing activities	$(7.0)	$7.1	$(10.3)
Net increase (decrease) in cash and cash equivalents	40.4	(7.0)	(28.2)
Cash and cash equivalents at beginning of year	51.1	58.1	86.3
Cash and cash equivalents at end of year	$91.5	$51.1	$58.1
Supplemental disclosures:
Interest paid (affiliates $0.8, $0.8 and $0.7, respectively)	$5.7	$5.4	$5.3
Federal income tax (refund) paid	$(1.6)	$—	$6.4

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
d. Investments
Investments in fixed maturities, equity securities and certain other invested assets are classified as available-for-sale and are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive income and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.
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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Balance, beginning of year	$129.8	$129.1	$126.5
Acquisition costs deferred	245.7	291.0	285.6
Acquisition costs amortized to expense	(257.7)	(290.3)	(283.0)
Balance, end of year	$117.8	$129.8	$129.1

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $25.5 million and $27.0 million at December 31, 2017 and 2016, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Premiums
Premiums are recognized as earned prorata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
j. Comprehensive Income
Comprehensive (loss) income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive (loss) income includes net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale investments and unrecognized benefit plan obligations, adjusted for deferred federal income taxes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

k. New Accounting Standards
Adoption of Recent Accounting Pronouncements
Employee Share-Based Payment Accounting
The amendments in this guidance simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively at January 1, 2017, and prior periods were not adjusted. For the year ended December 31, 2017, the Company recognized $1.5 million of income tax expense as a result of adopting this guidance. There were no other material impacts to the Company’s results of operations or consolidated financial position as a result of adopting this guidance.
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
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The guidance is effective beginning January 1, 2018. The Company will recognize $60.7 million of net unrealized gains (net of tax) as a cumulative effect adjustment that will increase retained earnings as of January 1, 2018 and decrease accumulated other comprehensive income (“AOCI”) by a corresponding amount. There are no other significant impacts anticipated to the Company’s results of operations, consolidated financial position or cash flows.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that addresses certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company expects to adopt the updated guidance effective January 1, 2018. The adoption of this guidance will not affect the Company's results of operations, consolidated financial position, or liquidity.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance has not yet been adopted; however, it will not have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2017 and 2016:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	$(6.2)	$436.9
Obligations of states and political subdivisions	507.1	19.1	(0.4)	525.8
Corporate securities	527.5	4.5	(2.3)	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	(11.4)	700.4
Total fixed maturities	2,173.1	40.0	(20.3)	2,192.8
Equity securities:
Large-cap securities	62.4	35.1	(0.7)	96.8
Mutual and exchange traded funds	256.2	21.6	(9.3)	268.5
Total equity securities	318.6	56.7	(10.0)	365.3
Other invested assets	25.8	30.2	—	56.0
Total available-for-sale securities	$2,517.5	$126.9	$(30.3)	$2,614.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.9	$8.9	$(6.1)	$404.7
Obligations of states and political subdivisions	634.6	12.3	(3.2)	643.7
Corporate securities	445.7	6.1	(2.2)	449.6
U.S. government agencies mortgage-backed securities	613.7	8.5	(10.9)	611.3
Total fixed maturities	2,095.9	35.8	(22.4)	2,109.3
Equity securities:
Large-cap securities	108.9	32.7	(2.6)	139.0
Small-cap securities	57.2	21.9	—	79.1
Mutual and exchange traded funds	157.0	8.5	(0.8)	164.7
Total equity securities	323.1	63.1	(3.4)	382.8
Other invested assets	25.5	19.6	—	45.1
Total available-for-sale securities	$2,444.5	$118.5	$(25.8)	$2,537.2

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2017 and 2016:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2017	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.4	$(0.6)	18	$196.1	$(5.6)	22	$298.5	$(6.2)	40
Obligations of states and political subdivisions	58.6	(0.4)	10	—	—	—	58.6	(0.4)	10
Corporate securities	153.2	(1.3)	23	67.3	(1.0)	10	220.5	(2.3)	33
U.S. government agencies mortgage-backed securities	188.6	(2.9)	31	252.2	(8.5)	41	440.8	(11.4)	72
Total fixed maturities	502.8	(5.2)	82	515.6	(15.1)	73	1,018.4	(20.3)	155
Large-cap equity securities	4.4	(0.7)	4	—	—	—	4.4	(0.7)	4
Mutual and exchange traded funds	66.9	(9.3)	1	—	—	—	66.9	(9.3)	1
Total equity securities	71.3	(10.0)	5	—	—	—	71.3	(10.0)	5
Total temporarily impaired securities	$574.1	$(15.2)	87	$515.6	$(15.1)	73	$1,089.7	$(30.3)	160

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2016	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$229.1	$(6.1)	30	$—	$—	—	$229.1	$(6.1)	30
Obligations of states and political subdivisions	178.9	(3.2)	26	—	—	—	178.9	(3.2)	26
Corporate securities	102.9	(1.4)	16	29.4	(0.8)	4	132.3	(2.2)	20
U.S. government agencies mortgage-backed securities	341.7	(10.1)	43	20.5	(0.8)	11	362.2	(10.9)	54
Total fixed maturities	852.6	(20.8)	115	49.9	(1.6)	15	902.5	(22.4)	130
Large-cap equity securities	9.1	(0.9)	7	8.8	(1.7)	5	17.9	(2.6)	12
Mutual and exchange traded funds	29.9	(0.8)	2	—	—	—	29.9	(0.8)	2
Total equity securities	39.0	(1.7)	9	8.8	(1.7)	5	47.8	(3.4)	14
Total temporarily impaired securities	$891.6	$(22.5)	124	$58.7	$(3.3)	20	$950.3	$(25.8)	144

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Equity securities:
Large-cap securities	$(1.5)	$(0.6)	$(2.2)
Small-cap securities	(2.0)	(3.9)	(5.7)
Fixed maturities	—	(2.3)	—
Total other-than-temporary impairments	$(3.5)	$(6.8)	$(7.9)

The Company reviewed its investments at December 31, 2017, and determined that no additional other-than-temporary impairment exists in the gross unrealized holding losses.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2017:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$5.9	$5.9
Due after 1 year through 5 years	543.8	545.0
Due after 5 years through 10 years	419.1	420.3
Due after 10 years	499.6	521.2
U.S. government agencies mortgage-backed securities	704.7	700.4
Total	$2,173.1	$2,192.8

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2017, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loan (as defined in Note 8). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $9.3 million and $9.2 million were on deposit with insurance regulators as required by law at December 31, 2017 and 2016, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the components of net investment income for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Fixed maturities	$63.2	$63.4	$61.3
Equity securities	10.5	7.3	6.5
Cash and cash equivalents, and other	6.3	5.6	5.9
Investment income	80.0	76.3	73.7
Investment expenses	1.2	1.6	2.0
Net investment income	$78.8	$74.7	$71.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of available-for-sale securities in 2017, 2016 and 2015 were $438.6 million, $365.4 million and $326.2 million, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Realized gains:
Fixed maturities	$2.8	$2.8	$4.6
Equity securities	66.7	29.2	29.6
Other invested assets	0.2	12.1	0.2
Total realized gains	69.7	44.1	34.4
Realized losses:
Equity securities:
Sales	(1.1)	(0.8)	(1.8)
OTTI	(3.5)	(4.5)	(7.9)
Fixed maturities:
OTTI	—	(2.3)	—
Total realized losses	(4.6)	(7.6)	(9.7)
Net realized gains on investments	$65.1	$36.5	$24.7
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$6.3	$(14.4)	$(32.8)
Equity securities	(13.0)	14.3	(29.5)
Other invested assets	10.6	(8.6)	(1.6)
Deferred federal income tax	(0.7)	3.0	22.4
Change in unrealized holding gains (losses), net of tax	$3.2	$(5.7)	$(41.5)

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2017 and 2016, the Company did not adjust any of the prices received from the pricing service.
Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2017 and 2016.
The following sections describe the valuation methods used by the Company for each type of financial instrument carried at fair value.
Fixed Maturities
The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, samples of security prices are referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager or investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company held one fixed maturity corporate security included in Level 3 and estimated its fair value using the present value of the future cash flows. This security was sold during the second quarter of 2017.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $45.2 million and $35.7 million at December 31, 2017 and 2016, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There is no unfunded commitment related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2017 and 2016:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$436.9	$—	$436.9	$—
Obligations of states and political subdivisions	525.8	—	525.8	—
Corporate securities	529.7	—	529.7	—
U.S. government agencies mortgage-backed securities	700.4	—	700.4	—
Total fixed maturities	2,192.8	—	2,192.8	—
Equity securities:
Large-cap securities	96.8	96.8	—	—
Small-cap securities	—	—	—	—
Mutual and exchange traded funds	268.5	268.5	—	—
Total equity securities	365.3	365.3	—	—
Other invested assets	10.8	10.8	—	—
Total available-for-sale investments	$2,568.9	$376.1	$2,192.8	$—

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.7	$—	$404.7	$—
Obligations of states and political subdivisions	643.7	—	643.7	—
Corporate securities	449.6	—	446.1	3.5
U.S. government agencies mortgage-backed securities	611.3	—	611.3	—
Total fixed maturities	2,109.3	—	2,105.8	3.5
Equity securities:
Large-cap securities	139.0	139.0	—	—
Small-cap securities	79.1	79.1	—	—
Mutual and exchange traded funds	164.7	164.7	—	—
Total equity securities	382.8	382.8	—	—
Other invested assets	9.4	9.4	—	—
Total available-for-sale investments	$2,501.5	$392.2	$2,105.8	$3.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2017 and 2016, separately for each major category of assets. This security was sold during the second quarter of 2017.

($ millions)	Fixed maturities
Balance at January 1, 2017	$3.5
Total realized gains (losses)—included in earnings	1.4
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.1
Sales	(5.0)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2017	$—

($ millions)	Fixed maturities
Balance at January 1, 2016	$3.3
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$3.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the Trust Securities (as defined in Note 7b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2017 was $5.1 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2017			December 31, 2016
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$72.6	7.00%	$70.0	$75.7	7.00%

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

($ millions, except interest rates)	December 31, 2017			December 31, 2016
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021:, issued $21.5, September 2016 with fixed interest	$21.5	$20.9	1.73%	$21.5	$21.0	1.73%
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	85.4	85.7	5.03%	85.4	85.6	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.68%	15.2	15.2	5.13%
Total notes payable	$122.1	$121.8		$122.1	$121.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2017	2016	2015
Losses and loss expenses payable, at beginning of year	$1,181.6	$1,053.0	$983.2
Less: reinsurance recoverable on losses and loss expenses payable	3.6	5.9	9.6
Net balance at beginning of year	1,178.0	1,047.1	973.6
Incurred related to:
Current year	964.9	915.4	852.8
Prior years	(46.6)	27.0	10.0
Total incurred	918.3	942.4	862.8
Paid related to:
Current year	445.2	417.8	421.5
Prior years	398.6	393.7	367.8
Total paid	843.8	811.5	789.3
Net balance at end of year	1,252.5	1,178.0	1,047.1
Plus: reinsurance recoverable on losses and loss expenses payable	3.1	3.6	5.9
Losses and loss expenses payable, at end of year (affiliates $711.4, $630.9, and $532.4, respectively)	$1,255.6	$1,181.6	$1,053.0

The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2017 of $46.6 million, compared to adverse development in 2016 and 2015 of $27.0 million and $10.0 million, respectively. Unallocated loss adjustment expenses and catastrophe reserves contributed $3.2 million and $2.0 million, respectively, of favorable development in 2017. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily driven by $44.0 million of favorable development in the commercial insurance segment. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The personal insurance segment non-catastrophe loss and ALAE reserves accounted for $1.6 million of the favorable development in 2017. Personal auto contributed $4.4 million of favorable development primarily driven by lower than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the favorable development was adverse development in homeowners and other personal of $1.5 million and $1.3 million, respectively. Homeowners adverse development was primarily from accident year 2016. Adverse development in other personal was driven by higher than anticipated severity emerging from accident years 2015 and 2016. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.2 million of adverse development, primarily driven by E&S property with adverse development of $3.0 million. E&S property adverse development was driven by higher than anticipated severity for liability coverages on business in run-off.
Unallocated loss adjustment expenses contributed $3.7 million of the adverse development and catastrophe reserves contributed $1.4 million of the favorable development in 2016. The personal insurance segment non-catastrophe loss and ALAE reserves accounted for $9.0 million of the adverse development, driven by personal auto which contributed $7.9 million of adverse development, primarily due to higher than anticipated bodily injury severity from the prior two accident years. The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $5.1 million of favorable development, driven by workers’ compensation, other commercial, and farm & ranch of $4.2 million, $1.8 million, and $1.7 million respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was partially offset by adverse development in commercial auto of $3.6 million, which was driven by higher than anticipated bodily injury severity from the prior two accident years. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $20.8 million of adverse development in 2016, which was driven by programs and E&S casualty with adverse development of $14.3 million and $4.6 million, respectively. Programs adverse development was driven by higher than expected severity in programs with commercial auto exposures. E&S casualty adverse development was driven by increased severity from the healthcare line, which was placed in run-off in the first quarter of 2016.
Favorable development of unallocated loss adjustment expenses and catastrophe reserves were approximately $6.2 million and $0.7 million, respectively, of the 2015 development. The personal insurance segment contributed $10.5 million of the adverse development, driven by personal auto which developed unfavorably by $11.1 million, primarily due to higher than anticipated bodily injury severity from the prior two accident years. The commercial insurance segment contributed $0.7 million of favorable development, driven by favorable development in workers’ compensation and middle market commercial of $5.1 million and $4.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was offset by commercial auto which developed unfavorably by $9.8 million, due to higher than anticipated bodily injury severity from the prior two accident years. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $7.1 million of adverse development, which was driven by programs and E&S casualty with adverse development of $9.6 million and $2.7 million, respectively. Adverse development in programs was driven by higher than expected severity in programs with commercial auto exposures. Somewhat offsetting the adverse development was favorable development of $5.2 million in the E&S property unit driven by lower than anticipated severity emerging from accident year 2014.
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
The above information is provided for each of the Company’s reportable insurance segments and then is further disaggregated between short and long-tail where "tail" refers to the time period between the occurrence of a loss and the ultimate settlement of the claims. The tables below have been restated to conform to the December 31, 2017 segment presentation. See Note 16 for discussion of the Company’s reportable segments.
The personal insurance segment generally only consists of short-tail business, whereas the commercial and specialty insurance segments have both short and long-tail business. The Company determined that these disaggregated groupings have homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Personal Insurance Segment - Short-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2017

	For the Years Ended December 31,
Accident Year	2013*(1)	2014*(1)	2015*	2016	2017	IBNR+	Reported Claims (2)

2013	$291.3	$286.1	$290.3	$290.0	$289.8	$1.5	190,310
2014		273.2	274.9	277.3	276.0	2.7	172,678
2015			339.0	345.5	341.0	7.4	152,698
2016				368.5	370.0	22.8	150,364
2017					372.4	54.0	140,258
				Total	$1,649.2

* Supplementary information and unaudited
(1) Allocated claim adjustment expenses, net of reinsurance, for accident years 2013 and 2014 were impacted by the HO QS Arrangement. See Note 6 for a more detailed discussion of the HO QS Arrangement.

(2) Personal insurance segment - short-tail is an aggregation of the homeowners and personal auto product lines. Homeowners reported claims are counted by claimant and personal auto claims are counted by coverage.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2013*(1)	2014*(1)	2015*	2016	2017

2013	$178.1	$239.5	$267.6	$279.4	$286.2
2014		174.2	228.4	254.3	266.3
2015			216.5	290.8	318.0
2016				231.9	316.2
2017					236.8
				Total	$1,423.5
All outstanding liabilities before 2013, net of reinsurance					$3.7
Losses and allocated loss adjustment expenses payable, net of reinsurance					$229.4

* Supplementary information and unaudited
(1) Cumulative paid claims for accident years 2013 and 2014 were impacted by the HO QS Arrangement. See Note 6 for a more detailed discussion of the HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Commercial Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was caused by lower than expected emergence during 2017 in the commercial auto, small commercial package and middle market commercial products. The unanticipated emergence in these products was driven by lower than expected severity from (i) accident years 2013 and 2014 in commercial auto, (ii) accident years 2013 - 2016 in small commercial package, and (iii) accident years 2014 - 2016 in middle market commercial. These accident years account for approximately 80% of the change in incurred losses and loss adjustment expenses.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2017

	For the Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016	2017	IBNR+	Reported Claims(1)

2013	$214.6	$211.9	$217.6	$217.6	$213.9	$10.4	39,984
2014		227.0	231.3	233.7	226.3	15.3	38,657
2015			239.4	239.9	232.5	28.4	37,556
2016				237.0	227.6	47.6	34,088
2017					236.8	69.5	28,605
				Total	$1,137.1

* Supplementary information and unaudited
(1) Commercial insurance segment - short-tail is an aggregation of the commercial auto, small commercial package, middle market commercial and farm & ranch product lines. Commercial auto reported claims are counted by coverage and small commercial package, middle market commercial and farm & ranch reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2013*	2014*	2015*	2016	2017

2013	$89.9	$146.1	$168.9	$185.4	$196.4
2014		103.0	151.9	180.8	195.9
2015			101.5	148.3	169.6
2016				99.2	147.3
2017					104.9
				Total	$814.1
All outstanding liabilities before 2013, net of reinsurance					$37.2
Losses and allocated loss adjustment expenses payable, net of reinsurance					$360.2

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Commercial Insurance Segment - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence during 2017 in the workers’ compensation product. The unanticipated emergence in the workers’ compensation product was driven by lower than expected severity from accident years 2015 and 2016.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017

	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	IBNR+	Reported Claims(1)

2008	$46.6	$45.2	$42.7	$43.6	$43.7	$43.4	$43.3	$43.3	$43.0	$42.4	$2.2	4,461
2009		47.3	48.1	46.8	46.7	46.3	46.0	45.8	45.5	45.0	2.4	4,889
2010			38.8	41.3	41.6	40.4	40.3	40.4	40.8	40.2	2.9	5,257
2011				44.6	47.4	45.5	44.8	44.8	44.9	43.9	4.2	12,220
2012					49.7	45.8	43.7	44.1	43.9	42.9	5.0	12,754
2013						48.7	45.4	44.1	43.4	42.9	6.9	11,305
2014							51.6	50.0	47.1	45.7	9.5	11,563
2015								59.7	59.4	56.5	14.3	11,118
2016									62.6	60.6	22.3	12,362
2017										59.0	29.3	11,728
									Total	$479.1

* Supplementary information and unaudited
(1) Commercial insurance segment-long-tail consists of the workers' compensation product. Workers' compensation reported claims are counted by a combination of claimant and coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017

2008	$10.7	$26.2	$29.9	$32.8	$34.8	$35.8	$37.0	$37.4	$38.0	$38.2
2009		11.9	26.4	33.2	37.2	38.7	40.0	40.4	41.1	41.4
2010			9.0	21.6	28.0	31.4	33.2	34.6	35.4	35.8
2011				12.4	25.4	31.9	35.0	36.9	37.7	38.1
2012					12.6	23.5	29.8	32.7	34.7	35.8
2013						12.3	23.3	29.0	32.3	33.7
2014							12.4	24.4	30.0	32.8
2015								13.9	28.2	35.7
2016									12.6	26.8
2017										13.2
										$331.4
			All outstanding liabilities before 2008, net of reinsurance							$33.1
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$180.8

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Specialty Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was attributable to greater than expected emergence during 2017 in E&S property. The unanticipated emergence in E&S property was driven by higher than expected severity from accident years 2013 - 2016 for the liability portion of our Florida package business.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2017

	For the Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016	2017	IBNR+	Reported Claims(1)

2013	$70.9	$82.9	$85.0	$90.9	$93.8	$2.8	7,689
2014		55.7	56.9	58.5	60.9	4.4	7,805
2015			75.5	85.4	87.8	10.8	7,955
2016				99.3	99.5	28.8	6,811
2017					134.2	48.5	7,917
				Total	$476.2

* Supplementary information and unaudited
(1) Specialty insurance segment-short-tail is an aggregation of the E&S Property and programs product lines. E&S Property and programs reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2013*	2014*	2015*	2016	2017

2013	$18.2	$37.7	$55.5	$72.0	$83.1
2014		22.0	34.9	44.0	49.3
2015			24.0	48.3	62.8
2016				25.2	50.2
2017					39.0
				Total	$284.4
	All outstanding liabilities before 2012, net of reinsurance				$18.8
	Losses and allocated loss adjustment expenses payable, net of reinsurance				$210.6

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Specialty Insurance Segment - Long-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017

	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	IBNR+	Reported Claims(1)

2008	$6.4	$6.7	$6.7	$6.8	$6.1	$6.0	$5.8	$6.0	$4.9	$4.8	$1.3	1,652
2009		10.3	11.0	10.0	10.4	11.0	11.0	10.6	12.4	12.9	2.5	1,504
2010			11.2	10.9	9.9	9.7	9.8	9.9	10.3	10.1	1.8	1,224
2011				11.9	10.7	10.7	10.2	10.1	10.9	10.5	1.8	953
2012					16.7	16.7	15.4	17.6	17.4	16.5	1.9	860
2013						20.1	18.9	17.9	16.5	15.9	3.1	1,055
2014							23.3	25.2	27.1	28.3	6.8	1,265
2015								38.6	44.9	44.8	14.7	2,001
2016									60.8	62.9	34.7	4,348
2017										71.6	58.7	4,819
									Total	$278.2

* Supplementary information and unaudited
(1) Specialty insurance segment-long-tail consists of the E&S Casualty product line. E&S Casualty reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017

2008	$0.1	$0.3	$0.8	$1.3	$1.7	$2.1	$2.4	$2.8	$3.0	$3.3
2009		0.2	2.4	4.9	7.2	8.6	9.4	9.2	10.0	10.4
2010			0.8	2.2	5.2	6.5	7.7	7.6	8.1	8.2
2011				0.9	3.0	5.2	6.6	7.1	7.9	8.1
2012					0.9	4.0	7.3	10.3	12.5	14.0
2013						1.1	3.7	6.7	9.0	10.5
2014							1.2	7.2	12.5	16.7
2015								2.7	10.9	20.6
2016									6.0	15.7
2017										5.5
										$113.0
			All outstanding liabilities before 2008, net of reinsurance							$2.7
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$167.9

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and loss expenses payable, with separate disclosure of unallocated loss adjustment expenses, net of reinsurance ("ULAE") and reinsurance recoverable on losses and loss expenses payable, for the years ended December 31:

($ in millions)	2017	2016	2015
Net losses and allocated loss adjustment expenses payable:
Personal Insurance Segment
Short-tail	$229.4	$229.6	$208.3
Other personal	13.2	10.8	12.8
Commercial Insurance Segment
Short-tail	360.2	226.4	332.4
Long-tail	180.8	314.2	158.8
Other commercial	26.4	24.6	24.1
Specialty Insurance Segment
Short-tail	210.6	178.9	165.8
Long-tail	167.9	129.7	91.1
Net losses and loss expenses payable	1,188.5	1,114.2	993.3

ULAE	64.0	63.8	53.8

Reinsurance recoverable on losses and loss expenses payable	3.1	3.6	5.9

Total losses and loss expenses payable	$1,255.6	$1,181.6	$1,053.0

The following table sets forth the historical average annual payout of incurred losses and allocated loss adjustment expenses (claims duration) for short-duration contracts, based on the disaggregated information in the paid loss development tables, net of reinsurance:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Years
Segment	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Personal Insurance:
Short-tail	62.9%	21.4%	9.0%	4.2%	2.3%	N/A	N/A	N/A	N/A	N/A
Commercial Insurance:
Short-tail	43.8%	22.3%	10.9%	7.2%	5.1%	N/A	N/A	N/A	N/A	N/A
Long-tail	25.5%	28.4%	13.5%	7.4%	4.1%	2.6%	1.7%	1.1%	1.1%	0.4%
Specialty Insurance:
Short-tail	27.5%	23.7%	16.8%	13.1%	11.9%	N/A	N/A	N/A	N/A	N/A
Long-tail	6.0%	16.0%	20.1%	14.6%	9.6%	6.1%	2.7%	5.9%	3.3%	5.9%

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
On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which was a three-year quota share agreement covering its homeowners line of business. Under the arrangement, the State Auto Group ceded to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement expired on December 31, 2014. The Company received $89.5 million of unearned premiums related to the expiration of this arrangement. Subject to the terms and conditions of the arrangement, the participating reinsurers’ margin was capped at 9.0%, with any excess returned to the Company in the form of profit commission. For the years ended December 31, 2017, 2016 and 2015, the Company recognized profit commission of $0.7 million, $1.9 million, and $4.2 million, respectively, reflected as a reduction in acquisition and operating expenses on the consolidated statements of income. The amount of ceding commission earned was limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement.
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2017 and 2016, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2017	2016
Losses and loss expenses payable:
Direct	$535.0	$545.7
Assumed	9.2	5.0
Ceded	(3.1)	(3.6)
Net losses and loss expenses payable	$541.1	$547.1
Unearned premiums:
Direct	$402.5	$395.6
Assumed	21.4	1.3
Ceded	(6.4)	(6.1)
Net unearned premiums	$417.5	$390.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2017, 2016 and 2015, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2017	2016	2015
Written premiums:
Direct	$835.6	$835.4	$854.1
Assumed	31.1	5.0	4.7
Ceded	(22.9)	(24.9)	(35.4)
Net written premiums	$843.8	$815.5	$823.4
Earned premiums:
Direct	$828.7	$840.6	$863.1
Assumed	11.0	4.9	4.5
Ceded	(22.6)	(25.6)	(34.7)
Net earned premiums	$817.1	$819.9	$832.9
Losses and loss expenses incurred:
Direct	$530.9	$559.1	$569.0
Assumed	10.4	3.9	3.4
Ceded	(2.5)	(4.4)	(2.9)
Net losses and loss expenses incurred	$538.8	$558.6	$569.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2017 and 2016:

($ millions)	2017	2016
Assets
Deferred policy acquisition costs:
Ceded	$(53.1)	$(79.1)
Assumed	117.8	129.8
Net assumed	$64.7	$50.7

Liabilities and Stockholders’ Equity
Losses and loss expenses payable:
Ceded	$(541.1)	$(547.1)
Assumed	1,252.5	1,178.0
Net assumed	$711.4	$630.9
Unearned premiums:
Ceded	$(417.5)	$(390.8)
Assumed	605.4	611.7
Net assumed	$187.9	$220.9
Pension and postretirement benefits:
Ceded	$(99.3)	$(114.5)
Assumed	64.5	74.4
Net ceded	$(34.8)	$(40.1)
Other liabilities:
Ceded	$(43.0)	$(42.9)
Assumed	58.5	53.9
Net assumed	$15.5	$11.0
Stockholders’ Equity
Accumulated other comprehensive income:
Ceded	$(144.7)	$(153.5)
Assumed	94.0	99.8
Net ceded	$(50.7)	$(53.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Written premiums:
Ceded	$(843.8)	$(815.5)	$(823.4)
Assumed	1,269.3	1,293.3	1,273.5
Net assumed	$425.5	$477.8	$450.1
Earned premiums:
Ceded	$(817.1)	$(819.9)	$(832.9)
Assumed	1,275.1	1,291.9	1,270.5
Net assumed	$458.0	$472.0	$437.6
Losses and loss expenses incurred:
Ceded	$(540.4)	$(560.3)	$(570.9)
Assumed	920.0	944.1	864.2
Net assumed	$379.6	$383.8	$293.3
Acquisition and operating expenses:
Ceded	(189.7)	(148.5)	(183.9)
Assumed	460.4	434.3	432.5
Net assumed	$270.7	$285.8	$248.6

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2017 and 2016 is approximately $323.1 million and $310.5 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 5.68% at December 31, 2017). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.

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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2017, 2016 and 2015, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.0 million, $1.9 million and $1.8 million in 2017, 2016 and 2015, respectively, and is included in other income (affiliates) on the consolidated statements of income.
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
As of December 31, 2017, State Auto P&C had not made any borrowings and both State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
9. Federal Income Taxes
On December 22, 2017, the United States enacted the TCJA which, among other changes, reduced the U.S. federal tax rate from 35.0% to 21.0% beginning on January 1, 2018. The estimated effects of enactment of TCJA are reflected in the net deferred tax asset that is reported on the Company's balance sheet at December 31, 2017.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017		2016		2015
Amount at statutory rate	$11.7	35.0%	$6.7	35.0%	$23.5	35.0%
Tax-exempt interest and dividends received deduction	(5.7)	(17.1)	(7.1)	(37.2)	(8.7)	(13.0)
Other, net	1.7	5.4	(1.4)	(7.2)	1.3	1.9
Federal income tax expense (benefit)	7.7	23.3	(1.8)	(9.4)%	16.1	23.9%
Impact of TCJA at enactment	36.4	108.7	—	—	—	—
Federal income tax expense (benefit)	$44.1	132.0%	$(1.8)	(9.4)%	$16.1	23.9%

Total income tax expense for 2017 included a provisional net charge of $36.4 million to reflect the change in tax laws and tax rates included in TCJA at the date of enactment, resulting primarily from revaluing the Company's deferred tax assets and liabilities.
In computing taxable income, property and casualty insurers are required to discount their unpaid loss reserves. TCJA changes the prescribed interest rates to rates based on corporate bond yield curves, requires the use of IRS-prescribed claims payment patterns and extends the applicable time periods for the claims payment patterns. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. The pre-tax provisional change in discounted loss reserves attributable to the TCJA changes to loss reserve discounting is determined to be $50.9 million. As a result of changes to the IRS Code, deferred tax assets were increased by that amount, with an offsetting deferred tax liability. The deferred tax liability will be amortized over a period of eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on total tax expense for 2017 and future years. The provisional amount will be adjusted once the IRS publishes the official discount factors that should be used.
Income taxes for the year ended December 31, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense (“other, net” above) and additional paid-in-capital were reduced by $1.6 million, respectively.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016:

($ millions)	2017	2016
Deferred tax assets:
Unearned premiums not currently deductible	$25.5	$42.6
Losses and loss expenses payable discounting	22.0	19.7
Postretirement and pension benefits	13.6	26.1
Realized loss on other-than-temporary impairment	2.1	5.8
Other liabilities	9.2	16.6
Net operating loss carryforward	34.3	58.9
Tax credit carryforward	3.7	3.3
Other	2.5	7.0
Total deferred tax assets	112.9	180.0
Deferred tax liabilities:
Deferral of policy acquisition costs	24.7	45.4
Net unrealized holding gains on investments	20.3	32.5
Losses and loss expenses payable discounting (transition rule)	10.7	—
Total deferred tax liabilities	55.7	77.9
Net deferred federal income taxes	$57.2	$102.1

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
At December 31, 2017, the tax benefit of the net operating loss (“NOL”) carryforward was $34.3 million. The NOL carryforwards do not begin to expire until 2030 and will not fully expire until 2036.
At December 31, 2017, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2017 or 2016.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2014. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
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
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2017 and 2016:

($ millions)	Pension		Postretirement
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$284.5	$281.3	$18.8	$20.3
Service cost	5.6	6.1	—	—
Interest cost	11.1	11.6	0.7	0.8
Actuarial loss (gain)	17.0	4.5	0.6	(0.9)
Benefits paid	(14.0)	(19.0)	(1.8)	(1.4)
The Company’s portion of benefit obligation at end of year	$304.2	$284.5	$18.3	$18.8
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$235.7	$204.4	$—	$—
Employer contribution	9.8	34.5	—	—
Actual return on plan assets	33.5	15.8	—	—
Benefits paid	(14.0)	(19.0)	—	—
The Company’s portion of fair value of plan assets at end of year	$265.0	$235.7	$—	$—
Supplemental executive retirement plan	(7.0)	(6.8)	—	—
Funded status at end of year	$(46.2)	$(55.6)	$(18.3)	$(18.8)
Accumulated benefit obligation end of year	$287.9	$267.5

No assets are expected to be returned during the fiscal year ending December 31, 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2017 and 2016:

($ millions)	2017	2016
Prior service benefit	$(48.6)	$(54.1)
Net actuarial loss	111.6	118.5
Total	$63.0	$64.4

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2018:

($ millions)	2018
Prior service benefit	$(5.5)
Net actuarial loss	8.4
Total	$2.9

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2017, 2016 and 2015:

($ millions)	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Components of net periodic cost:
Service cost	$5.7	$6.2	$7.9	$—	$—	$—
Interest cost	11.4	11.9	11.3	0.8	0.9	1.1
Expected return on plan assets	(16.7)	(15.1)	(13.8)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(5.5)	(5.5)	(5.4)
Net actuarial loss	7.8	9.2	10.9	0.2	0.2	0.6
Net periodic cost (benefit)	$8.2	$12.2	$16.3	$(4.5)	$(4.4)	$(3.7)

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2018	$11.2	$1.5
2019	11.5	1.5
2020	12.0	1.4
2021	12.5	1.4
2022	12.9	1.3
2023-2027	76.2	5.9

The postretirement plan’s gross benefit payments for 2017 were $1.8 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.2 million for 2017 and estimates future annual subsidies to be approximately $0.1 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2017 and 2016:

	Pension		Postretirement
	2017	2016	2017	2016
Benefit obligations weighted-average assumptions:
Discount rate	3.50%	4.00%	3.50%	4.00%
Rates of increase in compensation levels	3.25	3.50	—	—

The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2017, 2016 and 2015:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions:
Discount rate	4.00%	4.20%	3.85%	4.00%	4.20%	3.85%
Expected long-term rate of return on assets	7.00	7.00	7.00	—	—	—
Rates of increase in compensation levels	3.50	3.50	3.50	—	—	—

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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2017, 2016 and 2015:

	Postretirement
	2017	2016	2015
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	6.00%	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.80%	3.90%	3.80%
Year that the rate reaches the ultimate trend rate	2075	2075	2076

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2017:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	1.7	(1.5)

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

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	52.0%
U.S. large-cap equity	24.2
U.S. small-cap equity	10.3
International equity	9.4
Emerging market equity	4.1
Total	100.0%

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
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2017 and 2016.
Included in the pension plan’s available-for-sale securities are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $26.6 million and $20.0 million at December 31, 2017 and 2016, respectively, which was determined using the funds’ net asset value. In accordance with Accounting Standard Codification 820-10, since these investments are measured at fair value using the net asset value per share practical expedient these have not been classified in the table below.
At December 31, 2016, the Company held an international fund (classified as available-for-sale) that was managed by third party investment managers. During the fourth quarter of 2017, the Company redeemed its investment in the fund. At December 31, 2016, the fund had a fair value of $11.3 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2017 and 2016:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$70.1	$—	$70.1	$—
Corporate securities	60.7	—	60.7	—
U.S. government agencies mortgage-backed securities	4.4	—	4.4	—
Total fixed maturities	135.2	—	135.2	—
Equity securities:
Large-cap securities	71.6	71.6	—	—
Mutual and exchange traded funds	25.1	25.1	—	—
Total equity securities	96.7	96.7	—	—
Total pension plan investments	$231.9	$96.7	$135.2	$—

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$60.4	$—	$60.4	$—
Corporate securities	48.0	—	48.0	—
U.S. government agencies mortgage-backed securities	4.6	—	4.6	—
Total fixed maturities	113.0	—	113.0	—
Equity securities:
Large-cap securities	59.6	59.6	—	—
Small-cap securities	26.3	26.3	—	—
Total equity securities	85.9	85.9	—	—
Short-term fixed maturities	$2.0	$—	$2.0	$—
Total pension plan investments	$200.9	$85.9	$115.0	$—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2018 is approximately $10.0 million.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $6.4 million, $6.3 million and $5.1 million for 2017, 2016 and 2015, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

11. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the years ended December 31, 2017, 2016 and 2015:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5
Other comprehensive income before reclassifications	45.5	(1.0)	44.5
Amounts reclassified from AOCI (a)	(42.3)	2.0	(40.3)
Net current period other comprehensive income	3.2	1.0	4.2
Ending balance at December 31, 2017	$66.0	$(29.3)	$36.7

Beginning balance at January 1, 2016	$68.5	$(30.9)	$37.6
Other comprehensive income before reclassifications	18.0	(3.0)	15.0
Amounts reclassified from AOCI (a)	(23.7)	3.6	(20.1)
Net current period other comprehensive income	(5.7)	0.6	(5.1)
Ending balance at December 31, 2016	$62.8	$(30.3)	$32.5

Beginning balance at January 1, 2015	$110.0	$(38.3)	$71.7
Other comprehensive income before reclassifications	(25.4)	5.3	(20.1)
Amounts reclassified from AOCI (a)	(16.1)	2.1	(14.0)
Net current period other comprehensive income	(41.5)	7.4	(34.1)
Ending balance at December 31, 2015	$68.5	$(30.9)	$37.6

(a)	See separate table below for details about these reclassifications

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2017, 2016 and 2015:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive Income Components	2017	2016	2015	Consolidated Statements of Income
Unrealized gains on available for sale securities	$65.1	$36.5	$24.7	Realized gain on sale of securities
	65.1	36.5	24.7	Total before tax
	(22.8)	(12.8)	(8.6)	Tax expense
	42.3	23.7	16.1	Net of tax
Amortization of benefit plan items:
Negative prior service costs	5.5	5.5	5.4	(a)
Net loss	(8.0)	(9.4)	(11.5)	(a)
	(2.5)	(3.9)	(6.1)	Total before tax
	0.5	0.3	4.0	Tax benefit
	(2.0)	(3.6)	(2.1)	Net of tax
Total reclassifications for the period	$40.3	$20.1	$14.0

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

12. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $85.8 million is available for payment to State Auto Financial from its insurance subsidiaries in 2016 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million, $10.0 million and $15.0 million in 2017, 2016 and 2015, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2017, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 400% of the authorized control level RBC.
The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2017	2016
Statutory capital and surplus of insurance subsidiaries	$858.4	$844.4
Net liabilities of non-insurance parent and affiliates	(89.8)	(84.9)
	768.6	759.5
Increases (decreases):
Deferred acquisition costs	117.8	129.8
Postretirement and pension benefits	22.3	22.7
Deferred federal income taxes	(61.2)	(49.1)
Fixed maturities, at fair value	19.6	13.5
Other, net	13.8	14.9
Stockholders’ equity per accompanying consolidated financial statements	$880.9	$891.3

($ millions)	Year ended December 31
	2017	2016	2015
Statutory net income of insurance subsidiaries	$42.8	$22.7	$65.4
Net loss of non-insurance parent and affiliates	(13.1)	(3.0)	(4.1)
	29.7	19.7	61.3
Increases (decreases):
Deferred acquisition costs	(12.0)	0.7	2.5
Postretirement and pension benefits	4.3	4.4	4.2
Deferred federal income taxes	(34.6)	(5.4)	(12.2)
Share-based compensation expense	—	—	(0.1)
Other, net	1.9	1.6	(4.5)
Net (loss) income per accompanying consolidated financial statements	$(10.7)	$21.0	$51.2

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

14. Share-Based Compensation
The Company maintains share-based compensation plans for key employees and outside, or non-employee, directors. Effective May 4, 2017, the share-based compensation plan for key employees is the State Auto Financial Corporation 2017 Long-Term Incentive Plan (the “2017 LTIP”). The 2017 LTIP replaced the State Auto Financial Corporation 2009 Equity Compensation Plan (the “2009 Equity Plan”). The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “RSU Plan”).
The Company’s share-based compensation plans authorize the granting of various equity-based incentives including performance stock awards, performance unit awards, restricted stock, and other stock based awards to employees and non-employee directors and agents. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period.
The Company has reserved 2.4 million common shares under the 2017 LTIP. As of December 31, 2017, a total of 2.2 million common shares are available for issuance under the 2017 LTIP. The 2017 LTIP provides that (i) the maximum value of performance stock awards or performance unit awards settled in cash that may be granted in any calendar year is equal to the excess of the number of awards multiplied by the fair market value of the company’s common shares on the applicable payment or settlement date of the award multiplied by 5.0 and (ii) the maximum number of common shares subject to awards of performance stock and performance units that may be granted in any calendar year to any one individual is 250,000 shares. The 2017 LTIP automatically terminates on May 4, 2027.
Restricted Stock and Performance Unit Awards
Service-based restricted stock awards granted to employees are subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period.
Awards with both service and performance conditions granted to employees are subject to (i) the Restriction Period, and (ii) the achievement of predetermined performance goals within specified time periods. All performance-based awards include a specified number of units that will vest. The number of performance based awards that are ultimately earned for each grant is dependent upon meeting specified target and performance goals that range from 0% to 500% of the target number of performance units awarded based on the extent to which the Company achieves the performance goals for the performance measures as set forth in a performance matrix established by the Compensation Committee.
Generally, service-based and performance-based equity awards are expensed pro-rata over their respective vesting periods based on the market value of the awards at the time of grant. Performance-based equity awards that contain variable vesting criteria are expensed based on management’s expectation of the percentage of the award that will ultimately be earned. These estimates can change periodically throughout the measurement period.
The following table set forth the Company’s total activity and related information for employee restricted stock and performance unit award activity for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	107,297	$22.04	111,084	$22.19	76,472	$19.06
Granted	177,846	27.20	45,252	21.55	74,020	22.83
Vested	(26,271)	21.39	(33,414)	21.93	(35,859)	16.88
Forfeited	(39,425)	25.68	(15,625)	21.91	(3,549)	21.92
Outstanding, end of year	219,447	$25.65	107,297	$22.04	111,084	$22.19

As of December 31, 2017, there was $2.3 million of total unrecognized compensation cost related to restricted stock and performance unit awards. The remaining cost is expected to be recognized over a period of 2.25 years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Stock Options
In accordance with the terms of the 2009 Equity Plan, stock options were granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant.
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
The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2016 and 2015. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2016 and 2015:

	2017	2016	2015
Fair value per share	N/A(1)	$6.75	$7.69
Expected dividend yield	N/A(1)	1.87%	1.75%
Risk free interest rate	N/A(1)	1.30%	1.60%
Expected volatility factor	N/A(1)	36.27%	36.61%
Expected life in years	N/A(1)	5.3	6.0

(1) No stock options granted during 2017

The following table sets forth the Company’s stock option activity and related information for the years ended December 31, 2017, 2016 and 2015:

(millions, except per share amounts)	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2.5	$20.63	3.1	$21.45	3.4	$21.37
Granted	—	—	0.2	21.55	0.3	22.86
Exercised	(0.4)	19.38	(0.4)	17.18	(0.3)	16.54
Canceled	(0.4)	28.96	(0.4)	30.70	(0.3)	25.63
Outstanding, end of year	1.7	$19.22	2.5	$20.63	3.1	$21.45

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $3.5 million, $3.0 million and $2.6 million, respectively. The tax benefit for tax deductions from share-based awards totaled $1.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. In addition, income taxes for the year ended December 31, 2016 reflected the impact of a $1.6 million correction of prior period deferred tax expense related to expired stock options. See Note 9 for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2017:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	1.0	3.6	$16.53	1.0	$16.53
$20.01 – $30.00	0.7	4.7	23.07	0.6	23.33
	1.7	4.0	$19.22	1.6	$18.98

Aggregate intrinsic value for total options outstanding at December 31, 2017 was $16.1 million. Aggregate intrinsic value for total options exercisable at December 31, 2017 was $17.1 million.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose, at two different specified time intervals each year, to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.7 million common shares under this plan. As of December 31, 2017, a total of 3.5 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.
Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive cash or common share distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 10,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2026. The Company accounts for the RSU Plan as a liability plan. There were 26,323 RSUs, 22,832 RSUs, and 26,184 RSUs granted in 2017, 2016 and 2015, respectively.
During 2017 and 2016, common shares valued at approximately $106,581 and $753,000, respectively, were distributed by the Company under the RSU Plan.
Share-based compensation expense recognized during 2017, 2016 and 2015 was $4.2 million, $3.7 million and $4.5 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2017, there was $2.7 million of total unrecognized compensation cost related to compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 2.25 years.
15. Net (Loss) Earnings Per Common Share
The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the years ended December 31, 2017, 2016 and 2015:

(millions, except per share amounts)	2017	2016	2015
Numerator:
Net (loss) earnings for basic net earnings per common share	$(10.7)	$21.0	$51.2
Adjusted net (loss) earnings for dilutive net (loss) earnings per common share	$(10.7)	$21.0	$51.2
Denominator:
Weighted average shares for basic net (loss) earnings per common share	42.1	41.6	41.1
Effect of dilutive share-based awards	—	0.4	0.5
Adjusted weighted average shares for diluted net (loss) earnings per common share	42.1	42.0	41.6

Basic net (loss) earnings per common share	$(0.25)	$0.50	$1.25
Diluted net (loss) earnings per common share	$(0.25)	$0.50	$1.23

The following table sets forth the options to purchase shares of common stock and the restricted share units (“RSU award”) provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2017, 2016 and 2015:

(millions)	2017	2016	2015
Total number of antidilutive options and awards	0.5	1.2	1.5

16. Reportable Segments
The Company has four reportable segments: personal insurance, commercial insurance, specialty insurance (the “insurance segments”) and investment operations. The insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer.
The personal insurance segment primarily provides personal automobile and homeowners to the personal insurance market. The commercial insurance segment primarily provides commercial automobile, commercial multi-peril, fire & allied, general liability, workers’ compensation insurance covering small-to-medium sized commercial exposures in the commercial insurance market. In addition, the commercial insurance segment provides farm & ranch insurance. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.
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
The investment operations segment, managed by Stateco, provides investment services and is evaluated based on investment returns of assets. Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The Company’s reportable insurance segments, and the products within each, are as follows:
•Personal Insurance Segment- personal auto, homeowners, farm & ranch and other personal

•	Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
After a review of strategic alternatives for our excess and surplus lines business in the specialty insurance segment, during the second half of 2017 management made the decision to begin exiting the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off since this business is not core to the Company’s ongoing business strategy. The impact of this decision, along with the 2016 decision to exit programs business, on future results will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015:

($ millions)	2017	2016	2015
Revenues from external sources:
Insurance segments
Personal insurance	$580.3	$578.5	$591.3
Commercial insurance	455.7	472.6	476.5
Specialty insurance	239.1	240.8	202.7
Total insurance segments	1,275.1	1,291.9	1,270.5
Investment operations segment
Net investment income	78.8	74.7	71.7
Net realized capital gains	65.1	36.5	24.7
Total investment operations segment	143.9	111.2	96.4
Total revenue from reportable segments	1,419.0	1,403.1	1,366.9
All other	2.3	2.3	1.7
Total revenues from external sources	1,421.3	1,405.4	1,368.6
Intersegment revenues	6.0	5.8	5.6
Total revenues	1,427.3	1,411.2	1,374.2
Reconciling items:
Eliminate intersegment revenues	(6.0)	(5.8)	(5.6)
Total consolidated revenue	$1,421.3	$1,405.4	$1,368.6
Segment loss before federal income taxes:
Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(23.3)	$(10.3)	$27.5
Commercial insurance SAP underwriting loss	(10.6)	(31.6)	(46.7)
Specialty insurance SAP underwriting loss	(57.0)	(42.7)	(5.9)
Total insurance segments	(90.9)	(84.6)	(25.1)
Investment operations segment:
Net investment income	78.8	74.7	71.7
Net realized capital gains	65.1	36.5	24.7
Total investment operations segment	143.9	111.2	96.4
All other segments income	0.6	0.4	(0.1)
Reconciling items:
GAAP adjustments	(10.2)	2.0	4.2
Interest expense on corporate debt	(5.9)	(5.5)	(5.4)
Corporate expenses	(4.1)	(4.3)	(2.7)
Total reconciling items	$(20.2)	$(7.8)	$(3.9)
Total consolidated income before federal income taxes	$33.4	$19.2	$67.3

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2017 and 2016:

($ millions)	2017	2016
Segment assets:
Investment operations segment	$2,781.2	$2,663.7
Total segment assets	2,781.2	2,663.7
Reconciling items:
Corporate assets	233.1	295.7
Total consolidated assets	$3,014.3	$2,959.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.
17. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2017 and 2016:

($ millions, except per share amounts)	2017
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$344.3	$355.7	$358.4	$362.9
(Loss) income before federal income taxes	(5.2)	11.9	(11.2)	37.9
Net (loss) income	(4.1)	8.7	(9.5)	(5.8)
(Loss) earnings per common share:
Basic	$(0.10)	$0.21	$(0.23)	$(0.14)
Diluted	$(0.10)	$0.21	$(0.23)	$(0.14)

	2016
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$339.2	$348.5	$352.8	$364.9
Income (loss) before federal income taxes	3.8	(25.1)	7.4	33.1
Net income (loss)	3.0	(24.6)	10.1	32.5
Earnings (loss) per common share:
Basic	$0.07	$(0.59)	$0.24	$0.78
Diluted	$0.07	$(0.59)	$0.24	$0.77

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

4.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and has concluded that such internal control over financial reporting was effective.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2018 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of February 28, 2018, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, Kym M. Hubbard, David R. Meuse and Setareh Pouraghabagher. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch and Ms. Pouraghabagher are both an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance and Board of Directors—Nomination of Directors” in the 2018 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2018 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2018 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Corporate Governance and Board of Directors—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Report of the Fiscal Year Ended December 31, 2017” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information and Burn Rate” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance and Board of Directors—Directors—Director Independence” in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters—Independent Registered Public Accounting Firm’s Audit and Other Services Fees” in our 2018 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for each of the three years in the period ended December 31, 2017
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2017
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2017, 2016 and 2015 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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

10.23
Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company, effective January 1, 2013
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.26 therein)

10.24
Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin)
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.25
Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company, Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., CDC Holding, Inc., Partners General Insurance Agency, LLC, and Network E&S Brokers, LLC
Form 10-Q Quarterly Report for the period ended June 30, 2015 (see Exhibit10.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.26
First Amendment, effective as of September 5 , 2017, to the Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company, Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., Partners General Insurance Agency, LLC, Network E&S Brokers, LLC, and State Auto Labs Corp.
Included herein.
10.27
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

10.28
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

10.29
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

10.30
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
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.39 therein)

10.32
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

10.33
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

10.34
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

10.36
Homeowners Quota Share Reinsurance Contract between State Automobile Mutual Insurance Company (on behalf of itself and insurance subsidiaries and affiliates now under its ownership, control or management, including insurance subsidiaries of State Auto Financial Corporation) and a syndicate of reinsurers effective December 31, 2011 at 11:59 p.m.
Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.46 therein)

10.37	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.38	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.39	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.40	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.41
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
Form 8-K Current Report filed on September 30, 2011 (see Exhibit 10.1 therein)

10.42*
Employment Agreement, dated as of November 28, 2017, commencing as of January 1, 2018, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Included herein

10.43*
Executive Change of Control Agreement dated as of October 26, 2017, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Included herein

10.44*
Executive Change of Control Agreement dated as of October 26, 2017, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Gregory A. Tacchetti
Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.45*
Executive Change of Control Agreement dated as of November 28, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Included herein

10.46*
Executive Change of Control Agreement dated as of October 26, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Kim B. Garland
Included herein

10.47*
Executive Change of Control Agreement dated as of October 26, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Paul M. Stachura
Included herein

10.48*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.49*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.50*
Form of PAU Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein.

10.51*
Form of Performance Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein.

10.52*
Form of Time Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein.

10.53*
Form of Time Based Deferred Stock Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein.

10.54*
Form of Performance Based Deferred Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein

10.55*
Form of Performance Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Included herein.

10.56*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.57*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.58*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.59*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.60*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.61*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.62*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.63*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.64*	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.01 therein)

10.65*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.66*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.67*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.68*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Michael E. LaRocco	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.01 therein)

10.69*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.02 therein)

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Jessica E. Clark	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.03 therein)

10.71*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.04 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.72*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.05 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.06 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.74 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.75 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.76 therein)

10.77*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.78*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.79*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.80*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.81*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.02 therein)

10.82*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.83*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.84*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.85*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.86*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.87*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.88*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.89*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.90*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.91*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.92*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.93*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.94*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.95*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.96*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.97*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.98*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.99*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.100*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.101*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.102*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.103*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.104*	Third Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.02 therein)

10.105*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.106*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.107*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.108*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.109*	Fourth Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of August 8, 2014)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.01 therein)

10.110*	State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2017 (see Exhibit 10.01 therein)

10.111*	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.112*	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.113*
Application for Callable Advance signed July 10, 2013 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.04 therein)

10.114*
Application for Callable Advance signed September 2, 2016 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended September 30, 2016 (see Exhibit 10.01 therein)

10.115*	State Auto Financial Corporation One Team Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.03 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

24.01	Powers of Attorney - Robert E. Baker, Michael J. Fiorile, Kym M. Hubbard, Eileen A. Mallesch, Thomas E. Markert, David R. Meuse and S. Elaine Roberts	Form 10-K Annual Report for year ended December 31, 2016 (see Exhibit 24.01 therein)

24.02	Power of Attorney- Setareh Pouraghabagher	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS
The exhibits included with this Form 10-K, as indicated in Item 15(a)(3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES
Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a)(2), follow the signatures to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: February 28, 2018	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	February 28, 2018
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	February 28, 2018
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	February 28, 2018
Matthew R. Pollak	(principal accounting officer)

Robert E. Baker*	Director	February 28, 2018
Robert E. Baker

Michael J. Fiorile*	Director	February 28, 2018
Michael J. Fiorile

Kym M. Hubbard*	Director	February 28, 2018
Kym M. Hubbard

Eileen A. Mallesch*	Director	February 28, 2018
Eileen A. Mallesch

Thomas E. Markert*	Director	February 28, 2018
Thomas E. Markert

David R. Meuse*	Director	February 28, 2018
David R. Meuse

Setareh Pouraghabagher*	Director	February 28, 2018
Setareh Pouraghabagher

S. Elaine Roberts*	Director	February 28, 2018
S. Elaine Roberts

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	February 28, 2018
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2017

($ millions)
December 31, 2017	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$436.9	$436.9
Obligations of states and political subdivisions	507.1	525.8	525.8
Corporate securities	527.5	529.7	529.7
U.S. government agencies residential mortgage-backed securities	704.7	700.4	700.4
Total fixed maturities	2,173.1	2,192.8	2,192.8
Equity securities:
Large-cap securities	62.4	96.8	96.8
Mutual and exchange traded funds	256.2	268.5	268.5
Total equity securities	318.6	365.3	365.3
Other invested assets	25.8	56.0	56.0
Total available-for-sale securities	2,517.5	2,614.1	2,614.1
Other invested assets	5.6	5.6	5.6
Total investments – other than investments in related parties	$2,523.1	$2,619.7	$2,619.7

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2017	2016
Assets
Investments in common stock of subsidiaries (equity method)	$979.5	$983.6
Fixed maturities, available-for-sale, at fair value	—	0.9
Other invested assets	4.2	3.5
Cash and cash equivalents	8.8	8.1
Other assets	0.1	0.2
Federal income tax, net	15.8	21.5
Total assets	$1,008.4	$1,017.8
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.5 and $116.5, respectively)	$116.5	$116.5
Due to affiliates	0.5	1.3
Other liabilities	10.5	8.7
Total liabilities	127.5	126.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.2 and 48.6 shares issued, respectively, at stated value of $2.50 per share	123.0	121.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.8)	(116.5)
Additional paid-in capital	171.8	159.9
Accumulated other comprehensive income	36.7	32.5
Retained earnings	666.2	693.8
Total stockholders’ equity	880.9	891.3
Total liabilities and stockholders’ equity	$1,008.4	$1,017.8

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2017	2016	2015
Net investment income	$0.4	$0.2	$0.3
Net realized gain on investments	0.3	—	—
Total revenues	0.7	0.2	0.3
Interest expense (affiliates $6.1, $6.1 and $6.0, respectively)	6.1	6.1	6.0
Other operating expenses	6.7	7.0	4.9
Total expenses	12.8	13.1	10.9
Loss before federal income taxes	(12.1)	(12.9)	(10.6)
Federal income tax expense (benefit)	5.1	(6.0)	(2.8)
Net (loss) income before equity in net income of subsidiaries	(17.2)	(6.9)	(7.8)
Equity in net income of subsidiaries	6.5	27.9	59.0
Net (loss) income	$(10.7)	$21.0	$51.2

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2017	2016	2015
Net (loss) income	$(10.7)	$21.0	$51.2
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during the year	0.3	0.2	(0.1)
Reclassification adjustments for gains realized in net income	0.3	—	—
Income tax expense	(0.1)	(0.1)	—
Total net unrealized holding gain (losses) on investments	0.5	0.1	(0.1)
Unrealized equity in subsidiaries	3.7	(5.2)	(34.0)
Other comprehensive income (loss)	4.2	(5.1)	(34.1)
Comprehensive (loss) income	$(6.5)	$15.9	$17.1

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2017	2016	2015
Cash flows used in operating activities:
Net (loss) income	$(10.7)	$21.0	$51.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	—	(0.3)	—
Share-based compensation	1.1	1.2	(0.3)
Net realized gain on investments	(0.3)	—	—
Equity in net income from consolidated subsidiaries	(6.5)	(27.9)	(59.0)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	—	0.9	0.9
Other assets	—	0.1	—
Excess tax benefits on share-based awards	—	(0.2)	(0.5)
Federal income taxes, net	5.6	3.3	(0.7)
Net cash used in operating activities	(10.8)	(1.9)	(8.4)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	17.7	14.2	18.0
Purchases of other invested assets	(0.4)	(0.3)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	1.2	—	—
Net cash provided by investing activities	18.5	13.9	17.7
Cash flows from financing activities:
Proceeds from issuance of common stock	10.2	2.2	6.2
Payments to acquire treasury stock	(0.3)	(0.2)	(0.3)
Payment of dividends	(16.9)	(16.6)	(16.5)
Excess tax benefits on share-based awards	—	0.2	0.3
Net cash used in financing activities	(7.0)	(14.4)	(10.3)
Net increase (decrease) in cash and cash equivalents	0.7	(2.4)	(1.0)
Cash and cash equivalents at beginning of year	8.1	10.5	11.5
Cash and cash equivalents at end of year	$8.8	$8.1	$10.5
Supplemental Disclosures:
Federal income tax received	$0.5	$3.4	$2.3
Interest paid (affiliates $6.1, $6.1 and $6.0, respectively)	$(6.1)	$(6.1)	$(6.0)

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

($ millions, except interest rates)	December 31, 2017			December 31, 2016
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$15.8	5.28%	$15.0	$15.4	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	89.6	5.28%	85.0	87.1	5.28%
Total notes payable to affiliates	$100.0	$105.4		$100.0	$102.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2017, 2016 and 2015

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2017:
Personal insurance segment	$50.9	$256.1	$288.1	$—	$580.3
Commercial insurance segment	47.9	604.3	225.6	—	455.7
Specialty insurance segment	19.0	392.1	91.7	—	239.1
Investment operations segment	—	—	—	—	—
Total	$117.8	$1,252.5	$605.4	$—	$1,275.1
Year ended December 31, 2016:
Personal insurance segment	$47.0	$254.5	$258.7	$—	$578.5
Commercial insurance segment	47.4	602.5	227.9	—	472.6
Specialty insurance segment	35.4	321.0	124.8	—	240.8
Investment operations segment	—	—	—	—	—
Total	$129.8	$1,178.0	$611.4	$—	$1,291.9
Year ended December 31, 2015:
Personal insurance segment	$47.1	$227.0	$260.1	$—	$591.3
Commercial insurance segment	49.9	553.6	240.1	—	476.5
Specialty insurance segment	32.1	266.5	108.9	—	202.7
Investment operations segment	—	—	—	—	—
Total	$129.1	$1,047.1	$609.1	$—	$1,270.5

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2017:
Personal insurance segment	$—	$416.3	$102.1	$89.3	$609.7
Commercial insurance segment	—	284.2	95.7	90.4	453.6
Specialty insurance segment	—	219.5	59.9	18.4	206.0
Investment operations segment	78.8	—	—	—	—
Total	$78.8	$920.0	$257.7	$198.1	$1,269.3
Year ended December 31, 2016:
Personal insurance segment	$—	$422.0	$103.3	$62.7	$577.2
Commercial insurance segment	—	331.5	110.4	61.6	459.4
Specialty insurance segment	—	190.6	76.6	15.7	256.7
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$944.1	$290.3	$140.0	$1,293.3
Year ended December 31, 2015:
Personal insurance segment	$—	$396.2	$104.6	$61.2	$581.0
Commercial insurance segment	—	338.6	108.6	74.2	481.5
Specialty insurance segment	—	129.4	69.8	8.4	211.0
Investment operations segment	71.7	—	—	—	—
Total	$71.7	$864.2	$283.0	$143.8	$1,273.5

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2017, 2016 and 2015

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2017	$828.7	$22.6	$817.1	$11.0	$1,275.1	$1,275.1	0.9%
2016	840.6	25.6	819.9	4.9	1,291.9	1,291.9	0.4%
2015	863.1	34.7	832.9	4.5	1,270.5	1,270.5	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.