Form 10-Q
period 2018-03-31
State Auto Financial CORP
filed 2018-05-09
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No   ☒
On May 4, 2018, the Registrant had 42,887,837 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month periods ended March 31, 2018

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,199.0 and $2,173.1, respectively)	$2,181.6	$2,192.8
Equity securities	350.2	365.3
Other invested assets	55.5	56.0
Other invested assets, at cost	5.6	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,662.9	2,689.7
Cash and cash equivalents	60.9	91.5
Accrued investment income and other assets	40.4	36.5
Deferred policy acquisition costs (affiliated net assumed $55.5 and $57.2, respectively)	105.1	110.3
Reinsurance recoverable on losses and loss expenses payable	2.1	3.1
Prepaid reinsurance premiums	6.4	6.4
Current federal income taxes	5.7	4.8
Net deferred federal income taxes	66.6	58.8
Property and equipment, at cost	7.2	7.3
Total assets	$2,957.3	$3,008.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $677.6 and $711.4, respectively)	$1,247.6	$1,255.6
Unearned premiums (affiliated net assumed $157.3 and $187.9, respectively)	589.2	611.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.1	122.1
Pension and postretirement benefits (affiliated net ceded $34.5 and $34.8, respectively)	63.6	64.5
Due to affiliate	11.8	2.7
Other liabilities (affiliated net assumed $17.6 and $15.5, respectively)	73.9	76.7
Total liabilities	2,108.2	2,133.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.5 and 49.2 shares issued, respectively, at stated value of $2.50 per share	123.8	123.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.9)	(116.8)
Additional paid-in capital	180.3	171.8
Accumulated other comprehensive (loss) income (affiliated net ceded $51.0 and $50.7, respectively)	(48.8)	36.7
Retained earnings	710.7	660.3
Total stockholders’ equity	849.1	875.0
Total liabilities and stockholders’ equity	$2,957.3	$3,008.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2018	2017
Earned premiums (affiliated net assumed $98.0 and $114.8, respectively)	$314.9	$318.1
Net investment income (affiliates $1.2 and $1.2, respectively)	19.9	18.7
Net investment (loss) gain	(11.7)	7.8
Other income from affiliates	0.6	0.5
Total revenues	323.7	345.1

Losses and loss expenses (affiliated net assumed $46.2 and $86.2, respectively)	212.3	234.3
Acquisition and operating expenses (affiliated net assumed $43.6 and $80.3, respectively)	110.8	111.5
Interest expense (affiliates $0.2 and $0.2, respectively)	1.6	1.4
Other expenses	2.3	1.9
Total expenses	327.0	349.1
Loss before federal income taxes	(3.3)	(4.0)
Federal income tax benefit:
Current	(1.0)	(0.1)
Deferred	(0.2)	(0.6)
Total federal income tax benefit	(1.2)	(0.7)
Net loss	$(2.1)	$(3.3)
Loss per common share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2018
Net loss	$(2.1)
Other comprehensive income, net of tax:
Net unrealized holding losses on fixed maturities:
Unrealized holding losses	(36.7)
Reclassification adjustments for gains realized in net income	(0.4)
Income tax benefit	7.8
Total net unrealized holding losses on fixed maturities	(29.3)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)
Net actuarial loss	2.2
Income tax expense	(0.2)
Total net unrecognized benefit plan obligations	0.6
Other comprehensive loss	(28.7)
Comprehensive loss	$(30.8)

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2017
Net loss	$(3.3)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	30.8
Reclassification adjustments for gains realized in net income	(7.8)
Income tax expense	(8.0)
Total net unrealized holding gains on investments	15.0
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)
Net actuarial loss	2.1
Income tax expense	(0.3)
Total net unrecognized benefit plan obligations	0.4
Other comprehensive income	15.4
Comprehensive income	$12.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2018	2017
Cash flows from operating activities:
Net loss	$(2.1)	$(3.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net	2.9	3.1
Share-based compensation	—	1.7
Net investment (loss) gain	11.7	(7.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	5.2	5.8
Accrued investment income and other assets	(3.8)	(0.5)
Postretirement and pension benefits	(0.3)	(2.9)
Other liabilities and due to/from affiliates, net	6.3	(14.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.0	(1.1)
Losses and loss expenses payable	(8.0)	35.7
Unearned premiums	(22.6)	(11.3)
Federal income taxes	(1.0)	(0.9)
Net cash (used in) provided by operating activities	(10.7)	4.5
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(99.0)	(120.5)
Purchases of equity securities	(61.5)	(39.0)
Purchases of other invested assets	(0.5)	(0.2)
Maturities, calls and pay downs of fixed maturities available-for-sale	55.5	54.1
Sales of fixed maturities available-for-sale	15.3	50.7
Sales of equity securities	65.1	47.6
Sales of other invested assets	0.3	0.3
Net cash used in investing activities	(24.8)	(7.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	9.3	1.5
Payments to acquire treasury stock	(0.1)	(0.2)
Payment of dividends	(4.3)	(4.3)
Net cash provided by (used in) financing activities	4.9	(3.0)
Net decrease in cash and cash equivalents	(30.6)	(5.5)
Cash and cash equivalents at beginning of period	91.5	51.1
Cash and cash equivalents at end of period	$60.9	$45.6
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.6	$1.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2017 Form 10-K.
Adoption of Recent Accounting Pronouncements
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU-2016-01 to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The guidance is effective beginning January 1, 2018. The adoption of this guidance resulted in the recognition of $60.8 million of net unrealized gains (net of tax) as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. Changes in the fair value of equity securities and other invested assets previously identified as available-for-sale are reported in "net investment (loss) gain" in the condensed consolidated statements of income. At December 31, 2017, equity securities and other invested assets were classified as available-for-sale on the Company's balance sheet; however, upon adoption, the guidance eliminated the available-for-sale balance sheet classification for equity securities and other invested assets.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02 that addresses certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $4.0 million as of January 1, 2018 and an increase in AOCI by the same amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09 that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018 and revenue did not change under the new guidance. The adoption of the guidance did not impact how the Company recognizes revenue; thus, there was no impact to its' results of operations or consolidated financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued 2016-15 that addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance is effective beginning January 1, 2018. The Company adopted this guidance effective January 1, 2018 and it did not impact the Company's cash flows.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-07 on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance effective beginning January 1, 2018 and it did not have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
Pending Adoption of Recent Accounting Pronouncements
For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2. Correction of Misstatement in Prior Period Financial Statements
During the first quarter of 2018, management identified an error in the inputs for its calculations of deferred acquisition costs ("DAC") in prior years, which resulted in an overstatement of the Company’s reported DAC asset of $7.5 million at December 31, 2017. The overstated amount represented the cumulative impact to the Company’s previously reported results for 2012 through 2017. Management assessed the materiality of the cumulative impact of the error, as well as the impact of other immaterial adjustments not previously recorded relating to the same time periods, to reported results for each of the respective years.
Based on this assessment, management determined that the impact of the error was not material to the consolidated financial position, statements of income or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. However, management concluded that the cumulative correction of the error would have a material effect to the Company's current year consolidated financial statements. Accordingly, the Company will revise the previously issued annual and interim consolidated financial statements for 2017 and annual financial statements for 2016 the next time such financial statements are filed or in conjunction with registration statement filings to correct the reported DAC asset balance as well as other immaterial out of period operating adjustments previously identified. As periods prior to 2016 were impacted by the error, retained earnings as of January 1, 2016 were decreased by $5.9 million to recognize the cumulative net of tax impact of the correction of the error as of that date.
The effect of the revision on the Company's previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company’s first quarter, fourth quarter and year-end 2017 and 2016 Consolidated Statements of Income (Loss) from the previously reported amounts to the revised amounts. There were no changes to the condensed consolidated statements of comprehensive income and condensed consolidated statements of shareholders' equity, except for the effects of the changes related to the DAC error and other immaterial adjustments described above. The adjustments in the second and third quarters of 2017 did not materially affect previously reported amounts.

Revised Condensed Consolidated Statements of Income (Loss)
($ in millions)	Three Months Ended March 31, 2017			Three Months Ended December 31, 2017
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Earned premiums	$317.3	$0.8	$318.1	$318.7	$0.2	$318.9
Total revenues	344.3	0.8	345.1	362.9	0.2	363.1
Losses and loss expenses	234.0	0.3	234.3	200.4	(0.3)	200.1
Acquisition and operating expenses	112.2	(0.7)	111.5	121.0	0.3	121.3
Total expenses	349.5	(0.4)	349.1	325.0	—	325.0
(Loss) income before federal income taxes	(5.2)	1.2	(4.0)	37.9	0.2	38.1
Deferred income tax (benefit) expense	(1.0)	0.4	(0.6)	43.3	1.1	44.4
Total federal income tax (benefit) income	(1.1)	0.4	(0.7)	43.7	1.1	44.8
Net (loss) income	$(4.1)	$0.8	$(3.3)	$(5.8)	$(0.9)	$(6.7)
Earnings per common share:
Basic	$(0.10)	$0.02	$(0.08)	$(0.14)	$(0.02)	$(0.16)
Diluted	$(0.10)	$0.02	$(0.08)	$(0.14)	$(0.02)	$(0.16)

Revised Comprehensive Income	$11.3	$0.8	$12.1	$(17.0)	$(0.9)	$(17.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Revised Condensed Consolidated Statements of Income (Loss)
($ in millions, except per share amounts)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Earned premiums	$1,275.1	$1.0	$1,276.1	$1,291.9	$(0.8)	$1,291.1
Total revenues	1,421.3	1.0	1,422.3	1,405.4	(0.8)	1,404.6
Losses and loss expenses	918.3	—	918.3	942.4	(0.1)	942.3
Acquisition and operating expenses	455.8	(0.6)	455.2	430.4	(0.3)	430.1
Total expenses	1,387.9	(0.6)	1,387.3	1,386.2	(0.4)	1,385.8
Income before federal income taxes	33.4	1.6	35.0	19.2	(0.4)	18.8
Deferred income tax expense	43.7	1.6	45.3	(0.1)	1.4	1.3
Total federal income tax expense	44.1	1.6	45.7	(1.8)	1.4	(0.4)
Net (loss) income	$(10.7)	$—	$(10.7)	$21.0	$(1.8)	$19.2
Earnings per common share:
Basic	$(0.25)	$—	$(0.25)	$0.50	$(0.04)	$0.46
Diluted	$(0.25)	$—	$(0.25)	$0.50	$(0.04)	$0.46

Revised Comprehensive Income	$(6.5)	$—	$(6.5)	$15.9	$(1.8)	$14.1
The following table reconciles selected lines from the company’s Consolidated Balance Sheets for fiscal years 2017 and 2016 from the previously reported amounts to the revised amounts:

Revised Consolidated Balance Sheets
($ in millions)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Assets
Deferred policy acquisition costs	$117.8	$(7.5)	$110.3	$129.8	$(8.0)	$121.8
Current federal income taxes	4.8	—	4.8	6.7	—	6.7
Deferred federal income taxes	57.2	1.6	58.8	102.1	3.2	105.3
Total Assets	$3,014.3	$(5.9)	$3,008.4	$2,959.4	$(4.8)	$2,954.6
Loss and loss expenses payable	$1,255.6	$—	$1,255.6	$1,181.6	$—	$1,181.6
Postretirement and pension benefits	64.5	—	64.5	74.4	0.3	74.7
Other Liabilities	76.7	—	76.7	69.8	0.8	70.6
Total Liabilities	2,133.4	—	2,133.4	2,068.1	1.1	2,069.2
Stockholders' Equity
Retained Earnings	666.2	(5.9)	660.3	693.8	(5.9)	687.9
Total Stockholders' Equity	880.9	(5.9)	875.0	891.3	(5.9)	885.4
Total Liabilities and Stockholders' Equity	$3,014.3	$(5.9)	$3,008.4	$2,959.4	$(4.8)	$2,954.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table reconciles selected lines from the company’s fiscal years of 2017 and 2016 Consolidated Statements of Cash Flows from the previously reported amounts to the revised amounts:

Revised Consolidated Statements of Cash Flows
($ in millions)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net (loss) income	$(10.7)	$—	$(10.7)	$21.0	$(1.8)	$19.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred policy acquisition costs	12.0	(0.5)	11.5	(0.7)	(0.7)	(1.4)
Other liabilities and due to/from affiliate, net	6.0	0.2	6.2	7.3	0.7	8.0
Federal income taxes	46.3	0.3	46.6	4.5	1.8	6.3
Net cash provided by operating activities	$67.9	$—	$67.9	$113.5	$—	$113.5

3. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at March 31, 2018 and December 31, 2017:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$413.2	$6.9	$(9.2)	$410.9
Obligations of states and political subdivisions	497.6	10.7	(1.1)	507.2
Corporate securities	516.4	1.9	(8.5)	509.8
U.S. government agencies mortgage-backed securities	771.8	3.3	(21.4)	753.7
Total available-for-sale fixed maturities	$2,199.0	$22.8	$(40.2)	$2,181.6

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	$(6.2)	$436.9
Obligations of states and political subdivisions	507.1	19.1	(0.4)	525.8
Corporate securities	527.5	4.5	(2.3)	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	(11.4)	700.4
Total fixed maturities	2,173.1	40.0	(20.3)	2,192.8
Equity securities:
Large-cap securities	62.4	35.1	(0.7)	96.8
Mutual and exchange traded funds	256.2	21.6	(9.3)	268.5
Total equity securities	318.6	56.7	(10.0)	365.3
Other invested assets	25.8	30.2	—	56.0
Total available-for-sale securities	$2,517.5	$126.9	$(30.3)	$2,614.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$97.7	$(1.5)	20	$192.7	$(7.6)	21	$290.4	$(9.2)	41
Obligations of states and political subdivisions	129.3	(1.1)	19	3.1	—	1	132.4	(1.1)	20
Corporate securities	383.2	(7.0)	61	66.6	(1.6)	6	449.8	(8.5)	67
U.S. government agencies mortgage-backed securities	345.0	(8.5)	74	243.3	(12.9)	15	588.3	(21.4)	89
Total temporarily impaired securities	$955.2	$(18.1)	174	$505.7	$(22.1)	43	$1,460.9	$(40.2)	217

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.4	$(0.6)	18	$196.1	$(5.6)	22	$298.5	$(6.2)	40
Obligations of states and political subdivisions	58.6	(0.4)	10	—	—	—	58.6	(0.4)	10
Corporate securities	153.2	(1.3)	23	67.3	(1.0)	10	220.5	(2.3)	33
U.S. government agencies mortgage-backed securities	188.6	(2.9)	31	252.2	(8.5)	41	440.8	(11.4)	72
Total fixed maturities	502.8	(5.2)	82	515.6	(15.1)	73	1,018.4	(20.3)	155
Equity securities:
Large-cap equity securities	4.4	(0.7)	4	—	—	—	4.4	(0.7)	4
Mutual and exchange traded funds	66.9	(9.3)	1	—	—	—	66.9	(9.3)	1
Total equity securities	71.3	(10.0)	5	—	—	—	71.3	(10.0)	5
Total temporarily impaired securities	$574.1	$(15.2)	87	$515.6	$(15.1)	73	$1,089.7	$(30.3)	160

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at March 31, 2018, and determined that no additional other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses.
The Company regularly monitors its available-for-sale investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$80.6	$80.6
Due after 1 year through 5 years	580.1	572.3
Due after 5 years through 10 years	308.2	306.7
Due after 10 years	458.3	468.3
U.S. government agencies mortgage-backed securities	771.8	753.7
Total	$2,199.0	$2,181.6

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2018, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 4). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.1 million and $9.3 million were on deposit with insurance regulators as required by law at March 31, 2018, and December 31, 2017, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017
Fixed maturities	$16.1	$15.8
Equity securities	2.5	1.7
Cash and cash equivalents, and other	1.7	1.5
Investment income	20.3	19.0
Investment expenses	0.4	0.3
Net investment income	$19.9	$18.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $80.7 million and $98.6 million for the three months ended March 31, 2018, and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017
Realized gains:
Fixed maturities	$0.4	$0.3
Equity securities	3.3	9.7
Other invested assets	0.1	—
Total realized gains	3.8	10.0
Realized losses on sales of securities:
Sales of equity securities	(0.2)	(0.1)
Net realized gain on investments	$3.6	$7.8

Net unrealized loss on investments(1)
Equity securities	$(14.6)	$—
Other invested assets	(0.7)	—
Net unrealized loss on investments	(15.3)	—
Net investment (loss) gain	$(11.7)	$7.8

Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(37.1)	$5.4
Equity securities	—	14.6
Other invested assets	—	3.0
Deferred federal income tax liability	7.8	(8.0)
Change in net unrealized holding (losses) gains, net of tax	$(29.3)	$15.0

(1)Unrealized holding losses recognized during the period on securities still held at the reporting date

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

The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2018, and December 31, 2017, the Company did not adjust any of the prices received from the pricing service.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2018, and 2017.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $44.7 million and $45.2 million at March 31, 2018, and December 31, 2017, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2018 and December 31, 2017:

($ millions)	Total	Level 1	Level 2
March 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$410.9	$—	$410.9
Obligations of states and political subdivisions	507.2	—	507.2
Corporate securities	509.8	—	509.8
U.S. government agencies mortgage-backed securities	753.7	—	753.7
Total available-for-sale fixed maturities	2,181.6	—	2,181.6
Equity securities:
Large-cap securities	92.8	92.8	—
Mutual and exchange traded funds	257.4	257.4	—
Total equity securities	350.2	350.2	—
Other invested assets	10.8	10.8	—
Total investments	$2,542.6	$361.0	$2,181.6

($ millions)	Total	Level 1	Level 2
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$436.9	$—	$436.9
Obligations of states and political subdivisions	525.8	—	525.8
Corporate securities	529.7	—	529.7
U.S. government agencies mortgage-backed securities	700.4	—	700.4
Total fixed maturities	2,192.8	—	2,192.8
Equity securities:
Large-cap securities	96.8	96.8	—
Mutual and exchange traded funds	268.5	268.5	—
Total equity securities	365.3	365.3	—
Other invested assets	10.8	10.8	—
Total available-for-sale investments	$2,568.9	$376.1	$2,192.8

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2018, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	March 31, 2018			December 31, 2017
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$73.4	7.00%	$70.0	$72.6	7.00%

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

($ millions, except interest rates)	March 31, 2018			December 31, 2017
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$20.7	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	85.4	85.2	5.03%	85.4	85.7	5.03%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.21%	15.2	15.2	5.68%
Total notes payable	$122.1	$121.1		$122.1	$121.8

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the three months ended March 31, 2018 and 2017:

($ millions)	2018	2017
Losses and loss expenses payable, at beginning of period	$1,255.6	$1,181.6
Less: reinsurance recoverable on losses and loss expenses payable	3.1	3.6
Net balance at beginning of period	1,252.5	1,178.0
Incurred related to:
Current year	232.7	244.0
Prior years	(20.4)	(9.7)
Total incurred	212.3	234.3
Paid related to:
Current year	63.0	60.1
Prior years	156.3	139.4
Total paid	219.3	199.5
Net balance at end of period	1,245.5	1,212.8
Plus: reinsurance recoverable on losses and loss expenses payable	2.1	4.8
Losses and loss expenses payable, at end of period	$1,247.6	$1,217.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the three months ended March 31, 2018 of $20.4 million compared to favorable development of $9.7 million for the same 2017 period. Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves were approximately $3.8 million and $0.6 million, respectively, of the 2018 development. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $16.3 million of favorable development in the commercial and personal insurance segments. In the personal insurance segment, personal auto contributed $4.0 million of favorable development, primarily attributable to the 2016 and 2017 accident years, and homeowners' contributed $2.8 million of favorable development, spread across several accident years. In the commercial insurance segment, middle market commercial, commercial auto and workers' compensation contributed $5.5 million, $3.5 million and $2.3 million, respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $0.3 million. The specialty insurance segment was impacted by $1.9 million of adverse development in E&S casualty, due primarily to development within our general liability and healthcare books of business.
Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves were approximately $2.7 million and $2.2 million, respectively, for the three months ended March 31 2017. The favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to other commercial, small commercial package and workers' compensation, which developed favorably by $3.2 million, $2.0 million and $1.9 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. Slightly offsetting the favorable development was adverse development in the personal insurance segment of $2.3 million, driven by homeowners' which contributed $2.8 million of adverse development, primarily from three large losses that occurred in late 2016.
6. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).
Effective March 1, 2018, the State Auto Group entered into a quota share agreement ("Oil & Gas Quota Share") covering its gas & propane distribution book of business. The Oil & Gas Quota Share expires February 28, 2019. In accordance with this agreement, the State Auto Group ceded to external reinsurers (i) 100% of unearned premiums for this book of business as of the effective date and (ii) 100% of new and renewal policies issued on or after the effective date. In addition, the State Auto Group will receive a minimum ceding commission of 23.0% on premiums ceded under the agreement. On March 1, 2018, the Company ceded unearned premiums of $9.7 million to the reinsurers under the terms of this agreement.
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017
Premiums earned:
Assumed from external insurers and reinsurers	$10.4	$1.1
Assumed under Pooling Arrangement	314.9	317.3
Ceded to external insurers and reinsurers	(5.4)	(6.1)
Ceded under Pooling Arrangement	(216.9)	(202.5)
Net assumed premiums earned	$103.0	$109.8
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$10.9	$1.6
Assumed under Pooling Arrangement	202.7	234.4
Ceded to external insurers and reinsurers	(1.3)	(2.0)
Ceded under Pooling Arrangement	(156.5)	(148.2)
Net assumed losses and loss expenses incurred	$55.8	$85.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Notes Payable and Open Line of Credit
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of March 31, 2018, no advances had been made under the OLC.
On March 30, 2018, State Auto P&C terminated its credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility, which was maturing in July 2018, provided State Auto P&C with a $100.0 million revolving credit facility. The SPC Credit Facility was available for general corporate purposes and provided for interest-only payments during its term, with principal and interest due in full at maturity. Interest was based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility were to be fully secured by a pledge of specific investment securities of State Auto P&C. Prior to its termination, State Auto P&C had not made any borrowings under the SPC Credit Facility.
8. Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018		2017
Amount at statutory rate	$(0.7)	21.0%	$(1.4)	35.0%
Tax-exempt interest and dividends received deduction	(0.7)	20.8	(1.5)	29.1
Other, net	0.2	(5.7)	2.2	(42.4)
Federal income tax benefit	$(1.2)	36.1%	$(0.7)	21.7%

The 2017 10-K discusses enactment of the TCJA on December 22, 2017, and its impact on the Company's financial results for that period. Interpretive guidance of the TCJA will be received throughout 2018, and the Company expects to update its estimates and disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended March 31, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance with regard to the uncertainty surrounding the discount factors to be applied for loss reserve discounting for which the Company's accounting for the TCJA is incomplete. The Company expects to complete determination of the effects of the TCJA on its deferred tax assets and liabilities as part of the annual income tax return filing process.
9. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2018 and 2017:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2018	2017	2018	2017

Service cost	$1.3	$1.7	$—	$—
Interest cost	2.7	2.9	0.2	0.2
Expected return on plan assets	(4.5)	(4.2)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	2.1	2.0	0.1	0.1
Net periodic cost (benefit)	$1.6	$2.4	$(1.1)	$(1.1)

The Company expects to contribute $9.8 million to its pension plan in 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Other Comprehensive Loss and Accumulated Other Comprehensive Loss
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOCI(L)"), net of tax, for the three months ended March 31, 2018 and 2017:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Fixed Maturity Investments	Benefit Plan Items	Total
Beginning balance at January 1, 2018	$66.0	$(29.3)	$36.7
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(8.9)	(56.8)
Adjusted beginning balance at January 1, 2018	18.1	(38.2)	(20.1)

Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from AOC(L)I (a)	(0.3)	0.6	0.3
Net current period other comprehensive (loss) income	(29.3)	0.6	(28.7)
Ending balance at March 31, 2018	$(11.2)	$(37.6)	$(48.8)

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5

Other comprehensive loss before reclassifications	20.1	—	20.1
Amounts reclassified from AOCI (a)	(5.1)	0.4	(4.7)
Net current period other comprehensive income	15.0	0.4	15.4
Ending balance at March 31, 2017	$77.8	$(29.9)	$47.9

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2018 and 2017:

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	March 31	Consolidated Statements of Income
2018
Unrealized gains on available-for-sale fixed maturity investments	$0.4	Realized gains (losses) on sale of securities
	0.4	Total before tax
	(0.1)	Tax expense
	0.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	(b)
Net actuarial loss	(2.2)	(b)
	(0.8)	Total before tax
	0.2	Tax benefit
	(0.6)	Net of tax
Total reclassifications for the period	$(0.3)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	March 31	Consolidated Statements of Income
2017
Unrealized gains on available for sale securities	$7.8	Realized gain on sale of securities
	7.8	Total before tax
	(2.7)	Tax expense
	5.1	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	(b)
Net actuarial loss	(2.1)	(b)
	(0.7)	Total before tax
	0.3	Tax benefit
	(0.4)	Net of tax
Total reclassifications for the period	$4.7

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Net Loss per Common Share
The following table sets forth the compilation of basic and diluted loss per common share for the three months ended March 31, 2018 and 2017:

($ and shares in millions, except per share amounts)	Three months ended March 31
	2018	2017
Numerator:
Net loss for basic loss per common share	$(2.1)	$(3.3)
Denominator:
Weighted average shares for basic loss per common share	42.6	41.9
Adjusted weighted average shares for diluted net loss per common share	42.6	41.9

Basic net loss per common share	$(0.05)	$(0.08)
Diluted net loss per common share	$(0.05)	$(0.08)

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted loss per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2018 and 2017:

(shares in millions)	Three months ended March 31
	2018	2017
Total number of antidilutive options and awards	0.7	0.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017
Revenue from external sources:
Insurance segments
Personal insurance	$156.3	$143.6
Commercial insurance	114.9	113.0
Specialty insurance	43.7	61.5
Total insurance segments	314.9	318.1
Investment operations segment
Net investment income	19.9	18.7
Net investment (loss) gain	(11.7)	7.8
Total investment operations segment	8.2	26.5
All other	0.6	0.5
Total revenue from external sources	323.7	345.1
Intersegment revenue	1.6	1.5
Total revenue	325.3	346.6
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.5)
Total consolidated revenues	$323.7	$345.1
Segment income (loss) before federal income tax:
Insurance segments SAP underwriting gain (loss)
Personal insurance	$1.7	$(9.5)
Commercial insurance	(8.3)	(5.7)
Specialty insurance	1.6	(8.2)
Total insurance segments loss	(5.0)	(23.4)
Investment operations segment
Net investment income	19.9	18.7
Net investment (loss) gain	(11.7)	7.8
Total investment operations segment	8.2	26.5
All other	0.1	0.1
Total segment income before reconciling items	3.3	3.2
Reconciling items:
GAAP expense adjustments	(4.0)	(4.9)
Interest expense on corporate debt	(1.6)	(1.4)
Corporate expenses	(1.0)	(0.9)
Total reconciling items	(6.6)	(7.2)
Total consolidated loss before federal income tax benefit	$(3.3)	$(4.0)

Investable assets attributable to the Company’s investment operations segment totaled $2,723.8 million and $2,781.2 million at March 31, 2018, and December 31, 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

13.  Contingencies and Litigation
In accordance with the Contingencies Topic of the FASB's Accounting Standards Codification, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate a loss or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of the Company.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2018 and December 31, 2017, and for the consolidated statements of income for the three month periods ended March 31, 2018 and 2017. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2017 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2017 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2018 is set forth in Note 12 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2018 and 2017:

($ millions, except per share amounts)	Three months ended March 31
	2018	2017
GAAP Basis:
Total revenues	$323.7	$345.1
Loss before federal income taxes	$(3.3)	$(4.0)
Net loss	$(2.1)	$(3.3)
Basic loss per share	$(0.05)	$(0.08)
Diluted loss per share	$(0.05)	$(0.08)
Stockholders’ equity	$849.1	$875.0
Return on average equity (LTM)	(1.0)%	1.7%
Book value per share	$19.90	$21.38
Debt to capital ratio	12.6%	12.0%
Cat loss and ALAE ratio	3.1%	10.8%
Non-cat loss and LAE ratio	64.3%	62.9%
Loss and LAE ratio	67.4%	73.7%
Expense ratio	35.2%	35.0%
Combined ratio	102.6%	108.7%
Premium written growth	(4.8)%	0.7%
Investment yield	3.1%	3.0%

SAP Basis:
Cat loss and ALAE ratio	3.1%	10.8%
Non-cat loss and ALAE ratio	58.7%	57.1%
ULAE ratio	5.8%	5.9%
Loss and LAE ratio	67.6%	73.8%
Expense ratio	36.7%	34.8%
Combined ratio	104.3%	108.6%

	Twelve months ended March 31
	2018	2017
Net premiums written to surplus	1.6	1.5
Our pre-tax loss for the three months ended March 31, 2018 was $3.3 million compared to a pre-tax loss of $4.0 million in 2017. Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 and equity securities and other invested assets previously identified as available-for-sale are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities and other invested assets are now recognized in net income. The pre-tax loss for the three months ended March 31, 2018 included a $15.3 million net investment loss resulting from the change in the fair value of equity securities and other invested assets held as of that date.
Losses and loss expenses incurred for the three months ended March 31, 2018 decreased $22.0 million compared to the same 2017 period due to (i) lower catastrophe losses and (ii) greater favorable development of prior accident year losses and loss adjustment expenses. Weather-related catastrophe events impacting our results during the quarter ended March 31, 2018 were fewer in number and less severe than catastrophe events impacting our results for the same 2017 period. During the first quarter 2017, widespread storms impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia. The month of March was particularly severe as it accounted for approximately 80% of our catastrophe losses. Slightly more than half of the first quarter 2017 catastrophe losses were in the homeowners line of business. Favorable development of prior accident year losses for the three months ended March 31, 2018 was $20.4 million compared to $9.7 million for the same 2017 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Correction of Prior Period Misstatement
The following tables reconcile selected lines from the Company’s first quarter 2017 "Results of Operations" included in this Item 2 and certain key performance indicators for our insurance segments from the previously reported amounts to the revised amounts. For additional information, see Note 2 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Revised Quarterly Results of Operations
	Three Months Ended March 31, 2017
($ in millions, except per share amounts)	As Reported	Adjustment	As Revised
GAAP Basis:
Total revenues	$344.3	$0.8	$345.1
(Loss) income before federal income taxes	$(5.2)	$1.2	$(4.0)
Net (loss) income	$(4.1)	$0.8	$(3.3)
Book value per share	$21.50	$(0.12)	$21.38
Return on average equity (LTM)	1.5%	0.2%	1.7%
Debt to capital ratio	11.9%	0.1%	12.0%
Non-cat loss and LAE ratio	63.0%	(0.1)%	62.9%
Loss and LAE ratio	73.8%	(0.1)%	73.7%
Expense ratio	35.4%	(0.4)%	35.0%
Combined ratio	109.2%	(0.5)%	108.7%

Revised Personal Insurance Segment Results
	Three Months Ended March 31, 2017
	Personal Auto			Total Personal
($ in millions, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net written premiums	$82.3	$0.3	$82.6	$131.7	$0.3	$132.0
Net earned premiums	$82.9	$0.3	$83.2	$143.3	$0.3	$143.6
Net underwriting loss	$(4.4)	$0.3	$(4.1)	$(9.8)	$0.3	$(9.5)

Total non-cat loss and ALAE ratio	67.4%	(0.3)%	67.1%	56.1%	(0.2)%	55.9%
Total Loss and ALAE ratio	71.3%	(0.4)%	70.9%	71.6%	(0.2)%	71.4%
Total Loss and LAE ratio	76.9%	(0.3)%	76.6%	78.4%	(0.2)%	78.2%
Combined ratio	105.6%	(0.3)%	105.3%	109.3%	(0.1)%	109.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Revised Specialty Insurance Segment Results
	Three Months Ended March 31, 2017
	E&S Property			Programs			Total Specialty
($ in millions, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net written premiums	$9.2	$—	$9.2	$28.4	$0.5	$28.9	$64.3	$0.5	$64.8
Net earned premiums	$11.0	$—	$11.0	$26.7	$0.5	$27.2	$61.0	$0.5	$61.5

Non-cat loss and ALAE	$3.3	$—	$3.3	$21.8	$0.2	$22.0	$42.5	$0.2	$42.7
Total Loss and ALAE	$5.4	$—	$5.4	$21.9	$0.2	$22.1	$44.7	$0.2	$44.9
Total Loss and LAE	$5.0	$—	$5.0	$23.3	$0.2	$23.5	$46.7	$0.2	$46.9
Underwriting expenses	$5.1	$(0.3)	$4.8	$8.2	$0.2	$8.4	$22.9	$(0.1)	$22.8
Net underwriting gain (loss)	$0.9	$0.3	$1.2	$(4.8)	$0.1	$(4.7)	$(8.6)	$0.4	$(8.2)

Non-Cat Ratio	29.7%	—	29.7%	81.6%	(0.7)%	80.9%	69.6%	(0.2)%	69.4%
Total Loss and ALAE	49.2%	—	49.2%	82.0%	(0.7)%	81.3%	73.2%	(0.2)%	73.0%
ULAE Ratio	(3.4)%	—	(3.4)%	5.5%	(0.1)%	5.4%	3.5%	(0.1)%	3.4%
Total Loss and LAE	45.8%	—	45.8%	87.5%	(0.8)%	86.7%	76.7%	(0.3)%	76.4%
Expense ratio	54.9%	(2.8)%	52.1%	28.8%	—%	28.8%	35.5%	(0.5)%	35.0%
Combined ratio	100.7%	(2.8)%	97.9%	116.3%	(0.8)%	115.5%	112.2%	(0.8)%	111.4%

Revised Insurance Segment Results
	Three Months Ended March 31, 2017
($ in millions, except per share amounts)	As Reported	Adjustment	As Revised
Net written premiums	$306.1	$0.8	$306.9
Net earned premiums	$317.3	$0.8	$318.1

Non-cat loss and ALAE	181.5	$0.2	181.7
Total Loss and ALAE	215.8	$0.2	216.0
Total Loss and LAE	234.4	$0.2	234.6
Underwriting expenses	107.0	(0.1)	106.9
Net underwriting (loss) gain	$(24.1)	$0.7	$(23.4)

Cat loss and ALAE ratio	10.8%	—%	10.8%
Total non-cat loss and ALAE ratio	57.2%	(0.1)%	57.1%
Total Loss and ALAE ratio	68.0%	(0.1)%	67.9%
ULAE ratio	5.9%	—%	5.9%
Total Loss and LAE ratio	73.9%	(0.1)%	73.8%
Expense ratio	34.9%	(0.1)%	34.8%
Combined ratio	108.8%	(0.2)%	108.6%

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2017 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.
The following tables set forth certain key performance indicators for our insurance segments for the three months ended March 31, 2018 and 2017:

($ in millions)
Three months ended March 31, 2018	Personal	Commercial	Specialty	Total

Net written premiums	$161.7	$118.1	$12.4	$292.2
Net earned premiums	156.3	114.9	43.7	314.9
Losses and LAE incurred:
Cat loss and ALAE	5.2	4.6	—	9.8
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(6.6)	(9.7)	0.3	(16.0)
Current accident year non-cat loss and ALAE	97.3	73.4	30.0	200.7
Total non-cat loss and ALAE	90.7	63.7	30.3	184.7
Total Loss and ALAE	95.9	68.3	30.3	194.5
ULAE	9.3	6.9	2.2	18.4
Total Loss and LAE	105.2	75.2	32.5	212.9
Underwriting expenses	49.4	48.0	9.6	107.0
Net underwriting gain (loss)	$1.7	$(8.3)	$1.6	$(5.0)

Cat loss and ALAE ratio	3.4%	4.1%	(0.1)%	3.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.2)%	(8.4)%	0.7%	(5.1)%
Current accident year non-cat loss and ALAE ratio	62.2%	63.7%	68.7%	63.8%
Total non-cat loss and ALAE ratio	58.0%	55.3%	69.4%	58.7%
Total Loss and ALAE ratio	61.4%	59.4%	69.3%	61.8%
ULAE ratio	5.9%	6.0%	5.0%	5.8%
Total Loss and LAE ratio	67.3%	65.4%	74.3%	67.6%
Expense ratio	30.6%	40.7%	77.2%	36.7%
Combined ratio	97.9%	106.1%	151.5%	104.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended March 31, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$132.0	$110.1	$64.8	$306.9
Net earned premiums	143.6	113.0	61.5	318.1
Losses and LAE incurred:
Cat loss and ALAE	22.2	9.9	2.2	34.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	2.3	(7.6)	0.5	(4.8)
Current accident year non-cat loss and ALAE	78.0	66.3	42.2	186.5
Total non-cat loss and ALAE	80.3	58.7	42.7	181.7
Total Loss and ALAE	102.5	68.6	44.9	216.0
ULAE	9.9	6.7	2.0	18.6
Total Loss and LAE	112.4	75.3	46.9	234.6
Underwriting expenses	40.7	43.4	22.8	106.9
Net underwriting loss	$(9.5)	$(5.7)	$(8.2)	$(23.4)

Cat loss and ALAE ratio	15.4%	8.8%	3.6%	10.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	1.6%	(6.7)%	0.9%	(1.5)%
Current accident year non-cat loss and ALAE ratio	54.3%	58.6%	68.5%	58.6%
Total non-cat loss and ALAE ratio	55.9%	51.9%	69.4%	57.1%
Total Loss and ALAE ratio	71.4%	60.7%	73.0%	67.9%
ULAE ratio	6.9%	6.0%	3.4%	5.9%
Total Loss and LAE ratio	78.2%	66.7%	76.4%	73.8%
Expense ratio	30.9%	39.3%	35.0%	34.8%
Combined ratio	109.2%	106.0%	111.4%	108.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line for our personal insurance segment for the three months ended March 31, 2018 and 2017:
Table 1

($ in millions)
Three months ended March 31, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$101.9	$54.3	$5.5	$161.7
Net earned premiums	93.5	57.9	4.9	156.3
Losses and LAE incurred:
Cat loss and ALAE	0.1	4.7	0.4	5.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.0)	(2.8)	0.2	(6.6)
Current accident year non-cat loss and ALAE	66.9	28.4	2.0	97.3
Total non-cat loss and ALAE	62.9	25.6	2.2	90.7
Total Loss and ALAE	63.0	30.3	2.6	95.9
ULAE	5.0	4.0	0.3	9.3
Total Loss and LAE	68.0	34.3	2.9	105.2
Underwriting expenses	28.9	18.2	2.3	49.4
Net underwriting (loss) gain	$(3.4)	$5.4	$(0.3)	$1.7

Cat loss and ALAE ratio	0.1%	8.2%	7.9%	3.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.3)%	(4.8)%	4.8%	(4.2)%
Current accident year non-cat loss and ALAE ratio	71.6%	49.0%	40.9%	62.2%
Total non-cat loss and ALAE ratio	67.3%	44.2%	45.7%	58.0%
Total Loss and ALAE ratio	67.4%	52.4%	53.6%	61.4%
ULAE ratio	5.2%	6.9%	5.2%	5.9%
Total Loss and LAE ratio	72.6%	59.3%	58.8%	67.3%
Expense ratio	28.4%	33.6%	42.5%	30.6%
Combined ratio	101.0%	92.9%	101.3%	97.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
Three months ended March 31, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$82.6	$45.2	$4.2	$132.0
Net earned premiums	83.2	55.5	4.9	143.6
Losses and LAE incurred:
Cat loss and ALAE	3.2	18.0	1.0	22.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.6)	2.8	0.1	2.3
Current accident year non-cat loss and ALAE	56.4	20.1	1.5	78.0
Total non-cat loss and ALAE	55.8	22.9	1.6	80.3
Total Loss and ALAE	59.0	40.9	2.6	102.5
ULAE	4.7	4.7	0.5	9.9
Total Loss and LAE	63.7	45.6	3.1	112.4
Underwriting expenses	23.6	15.5	1.6	40.7
Net underwriting (loss) gain	$(4.1)	$(5.6)	$0.2	$(9.5)

Cat loss and ALAE ratio	3.9%	32.5%	18.9%	15.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.7)%	5.1%	1.0%	1.6%
Current accident year non-cat loss and ALAE ratio	67.8%	36.1%	33.0%	54.3%
Total non-cat loss and ALAE ratio	67.1%	41.2%	34.0%	55.9%
Total Loss and ALAE ratio	70.9%	73.7%	52.9%	71.4%
ULAE ratio	5.6%	8.5%	9.0%	6.9%
Total Loss and LAE ratio	76.6%	82.2%	61.9%	78.2%
Expense ratio	28.7%	34.3%	38.6%	30.9%
Combined ratio	105.3%	116.5%	100.5%	109.2%

The personal insurance segment's net written premiums for the three months ended March 31, 2018 increased 22.4% compared to the same 2017 period (Tables 1 - 2) driven by personal auto rate increases and new business growth in both personal auto and homeowners attributable to production generated through State Auto Connect.
The personal insurance segment's SAP catastrophe loss ratio for the three months ended March 31, 2018 improved 12.0 points compared to the same 2017 period (Tables 1 - 2) as a result of the events discussed above.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 2.1 points compared to the same 2017 period (Tables 1 - 2), primarily attributable to homeowners. The homeowners SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 3.0 points compared to 2017, primarily driven by an increase in non-catastrophe weather-related losses and large fire losses in the current accident year. Partially offsetting the impact of these losses was favorable development of prior accident year losses of 4.8 points in the first quarter of 2018 compared to adverse development of 5.1 points in the same 2017 period.
The personal auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 0.2 points compared to the same 2017 period (Tables 1 - 2). The current accident year loss and ALAE ratio increased 3.8 points compared to the first quarter of 2017, driven by higher bodily injury severity. Favorable development of prior accident year losses for the three months ended March 31, 2018 improved the loss ratio by 4.3 points compared to an improvement of 0.7 points for the same 2017 period. The 2018 prior accident year favorable development was primarily attributable to lower severity from the 2016 and 2017 accident years.

Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line for our commercial insurance segment for the three months ended March 31, 2018 and 2017:
Table 3

($ in millions)
Three months ended March 31, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$18.6	$30.4	$28.7	$24.4	$11.5	$4.5	$118.1
Net earned premiums	18.4	30.4	28.1	22.8	11.0	4.2	114.9
Losses and LAE incurred:
Cat loss and ALAE	—	3.2	1.5	—	(0.1)	—	4.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(3.5)	(0.5)	(5.5)	(2.3)	0.3	1.8	(9.7)
Current accident year non-cat loss and ALAE	12.4	18.2	21.5	15.1	4.2	2.0	73.4
Total non-cat loss and ALAE	8.9	17.7	16.0	12.8	4.5	3.8	63.7
Total Loss and ALAE	8.9	20.9	17.5	12.8	4.4	3.8	68.3
ULAE	1.2	1.3	1.5	2.3	0.3	0.3	6.9
Total Loss and LAE	10.1	22.2	19.0	15.1	4.7	4.1	75.2
Underwriting expenses	8.1	13.8	11.3	8.0	4.8	2.0	48.0
Net underwriting gain (loss)	$0.2	$(5.6)	$(2.2)	$(0.3)	$1.5	$(1.9)	$(8.3)

Cat loss and ALAE ratio	—%	10.7%	5.2%	—%	(0.5)%	(0.1)%	4.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(18.9)%	(1.5)%	(19.7)%	(10.0)%	2.9%	42.0%	(8.4)%
Current accident year non-cat loss and ALAE ratio	67.2%	59.4%	76.9%	66.2%	37.4%	49.7%	63.7%
Total non-cat loss and ALAE ratio	48.3%	57.9%	57.2%	56.2%	40.3%	91.7%	55.3%
Total Loss and ALAE ratio	48.3%	68.6%	62.4%	56.2%	39.8%	91.6%	59.4%
ULAE ratio	6.3%	4.2%	5.3%	9.8%	3.0%	7.2%	6.0%
Total Loss and LAE ratio	54.6%	72.8%	67.7%	66.0%	42.8%	98.8%	65.4%
Expense ratio	43.8%	45.4%	39.6%	33.1%	41.7%	42.8%	40.7%
Combined ratio	98.4%	118.2%	107.3%	99.1%	84.5%	141.6%	106.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Three months ended March 31, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$18.4	$30.5	$25.8	$21.7	$9.9	$3.8	$110.1
Net earned premiums	19.5	31.3	27.0	21.5	9.4	4.3	113.0
Losses and LAE incurred:
Cat loss and ALAE	0.3	4.1	3.1	—	2.4	—	9.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.5)	(2.0)	1.0	(1.9)	—	(3.2)	(7.6)
Current accident year non-cat loss and ALAE	14.4	15.7	16.0	14.6	3.5	2.1	66.3
Total non-cat loss and ALAE	12.9	13.7	17.0	12.7	3.5	(1.1)	58.7
Total Loss and ALAE	13.2	17.8	20.1	12.7	5.9	(1.1)	68.6
ULAE	1.1	0.9	1.6	2.2	0.7	0.2	6.7
Total Loss and LAE	14.3	18.7	21.7	14.9	6.6	(0.9)	75.3
Underwriting expenses	7.6	13.3	10.0	6.9	3.6	2.0	43.4
Net underwriting (loss) gain	$(2.4)	$(0.7)	$(4.7)	$(0.3)	$(0.8)	$3.2	$(5.7)

Cat loss and ALAE ratio	1.6%	13.0%	11.6%	—%	25.6%	—%	8.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.8)%	(6.5)%	3.8%	(8.7)%	(0.3)%	(72.7)%	(6.7)%
Current accident year non-cat loss and ALAE ratio	73.8%	50.5%	59.3%	67.6%	37.7%	47.2%	58.6%
Total non-cat loss and ALAE ratio	66.0%	44.0%	63.1%	58.9%	37.4%	(25.5)%	51.9%
Total Loss and ALAE ratio	67.6%	57.0%	74.7%	58.9%	63.0%	(25.5)%	60.7%
ULAE ratio	6.1%	2.8%	5.7%	10.3%	7.1%	4.8%	6.0%
Total Loss and LAE ratio	73.7%	59.8%	80.4%	69.2%	70.1%	(20.7)%	66.7%
Expense ratio	41.2%	43.5%	38.5%	31.9%	36.6%	51.7%	39.3%
Combined ratio	114.9%	103.3%	118.9%	101.1%	106.7%	31.0%	106.0%

The commercial insurance segment's net written premiums for the three months ended March 31, 2018 increased 7.4% compared to the same 2017 period (Tables 3 - 4), due primarily to new business growth.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2018 improved 4.7 points compared to the same 2017 period (Tables 3 - 4) as a result of the events discussed above.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 3.4 points compared to the same 2017 period (Tables 3 - 4), due primarily to (i) higher weather-related losses (freeze claims) and (ii) large fire losses when compared to 2017. The commercial auto ratio for the three months ended March 31, 2018 improved 17.7 points compared to the same 2017 period, due primarily to (i) favorable development of prior accident year losses of $3.5 million compared to favorable development of $1.5 million for the three months ended March 31, 2017 and (ii) fewer large losses in 2018 compared to 2017.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 13.9 points compared to the same 2017 period, primarily driven by (i) an increase in weather-related claims, (ii) large fire losses in 2018 compared to 2017, and (iii) less favorable development of prior accident year losses.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 improved 5.9 points compared to the same 2017 period. For the three months ended March 31, 2018, prior accident year non-cat loss and ALAE developed favorably by 19.7 points compared to adverse development of 3.8 points in 2017. The prior accident

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

year favorable development was partially offset by an increase in (i) weather-related claims and (ii) large fire losses in 2018 compared to 2017.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 improved 2.7 points compared to the same 2017 period due primarily to greater favorable development of prior accident year losses.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 increased 2.9 points compared to the same 2017 period, primarily due to an increase in prior accident year loss estimates in the first quarter of 2018 which increased the non-catastrophe loss and ALAE ratio by 2.9 points compared to favorable development of 0.3 points in 2017.
Specialty Insurance Segment
The following tables set forth certain key performance indicators by major product line for our specialty insurance segment for the three months ended March 31, 2018 and 2017:
Table 5

($ in millions)
Three months ended March 31, 2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(2.7)	$15.3	$(0.2)	$12.4
Net earned premiums	6.2	25.4	12.1	43.7
Losses and LAE incurred:
Cat loss and ALAE	0.2	—	(0.2)	—
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.2)	1.9	(1.4)	0.3
Current accident year non-cat loss and ALAE	2.5	18.6	8.9	30.0
Total non-cat loss and ALAE	2.3	20.5	7.5	30.3
Total Loss and ALAE	2.5	20.5	7.3	30.3
ULAE	0.1	1.1	1.0	2.2
Total Loss and LAE	2.6	21.6	8.3	32.5
Underwriting expenses	2.0	6.3	1.3	9.6
Net underwriting gain (loss)	$1.6	$(2.5)	$2.5	$1.6

Cat loss and ALAE ratio	2.8%	—%	(1.6)%	(0.1)%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.0)%	7.6%	(11.7)%	0.7%
Current accident year non-cat loss and ALAE ratio	41.7%	73.1%	73.5%	68.7%
Total non-cat loss and ALAE ratio	37.7%	80.7%	61.8%	69.4%
Total Loss and ALAE ratio	40.5%	80.7%	60.2%	69.3%
ULAE ratio	1.2%	4.1%	8.8%	5.0%
Total Loss and LAE ratio	41.7%	84.8%	69.0%	74.3%
Expense ratio	(73.9)%	41.1%	(508.0)%	77.2%
Combined ratio	(32.2)%	125.9%	(439.0)%	151.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended March 31, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$9.2	$26.7	$28.9	$64.8
Net earned premiums	11.0	23.3	27.2	61.5
Losses and LAE incurred:
Cat loss and ALAE	2.1	—	0.1	2.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	0.4	(0.2)	0.3	0.5
Current accident year non-cat loss and ALAE	2.9	17.6	21.7	42.2
Total non-cat loss and ALAE	3.3	17.4	22.0	42.7
Total Loss and ALAE	5.4	17.4	22.1	44.9
ULAE	(0.4)	1.0	1.4	2.0
Total Loss and LAE	5.0	18.4	23.5	46.9
Underwriting expenses	4.8	9.6	8.4	22.8
Net underwriting gain (loss)	$1.2	$(4.7)	$(4.7)	$(8.2)

Cat loss and ALAE ratio	19.5%	(0.1)%	0.4%	3.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	4.0%	(0.8)%	1.1%	0.9%
Current accident year non-cat loss and ALAE ratio	25.7%	75.4%	79.8%	68.5%
Total non-cat loss and ALAE ratio	29.7%	74.6%	80.9%	69.4%
Total Loss and ALAE ratio	49.2%	74.5%	81.3%	73.0%
ULAE ratio	(3.4)%	4.3%	5.4%	3.4%
Total Loss and LAE ratio	45.8%	78.8%	86.7%	76.4%
Expense ratio	52.1%	35.9%	28.8%	35.0%
Combined ratio	97.9%	114.7%	115.5%	111.4%

The specialty insurance segment's net written premiums for the three months ended March 31, 2018 decreased 80.9% compared the same 2017 period (Tables 5 - 6) due to our 2017 decision to exit specialty business.
The specialty insurance segment’s SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2018 improved 3.7 points compared to the same 2017 period (Tables 5 - 6). The 2017 ratio was impacted by the catastrophe events discussed above.
The specialty insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2018 was flat compared to the same 2017 period (Tables 5 - 6). For the quarter ended March 31, 2018, ultimate loss estimates for prior accident years increased $0.3 million compared to $0.5 million for the same 2017 period. E&S casualty prior accident year ultimate loss estimates increased $1.9 million for the first quarter of 2018 due primarily to development within our general liability and healthcare books of business. The E&S casualty adverse development was partially offset by favorable development within our E&S property and programs lines of business. The favorable development within programs was primarily attributable to revised loss estimates for commercial auto coverages.

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years ultimate liability by product for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017	$ Change
	(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(4.0)	$(0.6)	$(3.4)
Homeowners	(2.8)	2.8	(5.6)
Other Personal	0.2	0.1	0.1
Total Personal Insurance Segment	(6.6)	2.3	(8.9)

Commercial Insurance Segment:
Commercial Auto	(3.5)	(1.5)	(2.0)
Small Commercial Package	(0.5)	(2.0)	1.5
Middle Market Commercial	(5.5)	1.0	(6.5)
Workers' Compensation	(2.3)	(1.9)	(0.4)
Farm & Ranch	0.3	—	0.3
Other Commercial	1.8	(3.2)	5.0
Total Commercial Insurance Segment	(9.7)	(7.6)	(2.1)

Specialty Insurance Segment:
E&S Property	(0.2)	0.4	(0.6)
E&S Casualty	1.9	(0.2)	2.1
Programs	(1.4)	0.3	(1.7)
Total Specialty Insurance Segment	0.3	0.5	(0.2)

Cat Loss and ALAE	(0.6)	(2.2)	1.6
ULAE	(3.8)	(2.7)	(1.1)
Total	$(20.4)	$(9.7)	$(10.7)

For further information, see the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at March 31, 2018 and December 31, 2017:

($ millions)	March 31, 2018	December 31, 2017	$ Change
Personal Insurance Segment:
Personal Auto	$189.9	$191.8	$(1.9)
Homeowners	56.8	50.5	6.3
Other Personal	14.9	13.8	1.1
Total Personal Insurance Segment	261.6	256.1	5.5
Commercial Insurance Segment:
Commercial Auto	84.1	92.1	(8.0)
Small Commercial Package	123.7	124.5	(0.8)
Middle Market Commercial	151.7	151.4	0.3
Workers’ Compensation	195.4	193.4	2.0
Farm & Ranch	18.9	16.4	2.5
Other Commercial	28.8	26.5	2.3
Total Commercial Insurance Segment	602.6	604.3	(1.7)
Specialty Insurance Segment:
E&S Property	53.8	64.8	(11.0)
E&S Casualty	185.9	176.8	9.1
Programs	141.6	150.5	(8.9)
Total Specialty Insurance Segment	381.3	392.1	(10.8)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,245.5	$1,252.5	$(7.0)

Losses and loss expenses payable decreased $7.0 million since December 31, 2017 primarily due to the settlement of hurricane Harvey and hurricane Irma claims in E&S property and the run-off of programs business. Partially offsetting the decrease is exposure growth and higher prior accident year loss estimates in E&S casualty.
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
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2017 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratio for the three months ended March 31, 2018 was 35.2% compared to 35.4% for the same 2017 period. The decrease was primarily driven by (i) our decision in 2017 to exit specialty lines, for which acquisition costs are higher compared to personal and commercial lines, partially offset by (ii) increases in other expenses, including increased amortization and system and infrastructure support resulting from our technology investments.
Investment Operations Segment
Our investments in fixed maturities, equity securities and certain other invested assets are carried at fair value. The unrealized holding gains or losses of our available-for-sale fixed maturities, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment (loss) gain" in the condensed consolidated statements of income for the three months ended March 31, 2018.
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from major rating services. If there is a split rating, we assign the lowest rating obtained. At March 31, 2018, there was one fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2017 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2018 and December 31, 2017:

($ millions)	March 31, 2018	% of Total	December 31, 2017	% of Total
Cash and cash equivalents	$60.9	2.2	$91.5	3.3
Fixed maturities, at fair value:
Fixed maturities	2,034.2	74.7	2,037.0	73.2
Treasury inflation-protected securities	147.4	5.4	155.8	5.6
Total fixed maturities	2,181.6	80.1	2,192.8	78.8
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.5
Equity securities:
Large-cap securities	92.8	3.4	96.8	3.5
Mutual and exchange traded funds	257.4	9.5	268.5	9.7
Total equity securities	350.2	12.9	365.3	13.2
Other invested assets:
International funds	44.7	1.6	45.2	1.6
Other invested assets	10.8	0.4	10.8	0.4
Total other invested assets	55.5	2.0	56.0	2.0
Other invested assets, at cost	5.6	0.2	5.6	0.2
Total portfolio	$2,723.8	100.0	$2,781.2	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$80.6	$80.6
Due after 1 year through 5 years	580.1	572.3
Due after 5 years through 10 years	308.2	306.7
Due after 10 years	458.3	468.3
U.S. government agencies mortgage-backed securities	771.8	753.7
Total	$2,199.0	$2,181.6

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.22 and 4.23 as of March 31, 2018, and December 31, 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2018 and 2017:

($ millions)	Three months ended March 31
	2018	2017
Gross investment income:
Fixed maturities	$16.1	$15.8
Equity securities	2.5	1.7
Other	1.7	1.5
Total gross investment income	20.3	19.0
Less: Investment expenses	0.4	0.3
Net investment income	$19.9	$18.7

Average invested assets (at cost)	$2,603.2	$2,405.7
Annualized investment yield	3.1%	3.0%
Annualized investment yield, after tax	2.5%	2.3%
Net investment income, after tax	$16.4	$13.7
Effective tax rate	17.5%	26.8%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three months ended March 31, 2018 and 2017:

($ in millions)	Three months ended March 31
	2018		2017
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.4	$15.3	$0.3	$50.7
Equity securities	3.3	62.7	9.7	45.1
Other invested assets	0.1	0.3	—	0.3
Total realized gains	3.8	78.3	10.0	96.1
Realized losses:
Equity securities:
Sales	(0.2)	2.4	(0.1)	2.5
OTTI	—	—	(2.1)	—
Total realized losses	(0.2)	2.4	(2.2)	2.5
Net realized gains on investments	$3.6	$80.7	$7.8	$98.6

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2017 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three months ended March 31, 2018, or for the three months ended March 31, 2017.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2018, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2018:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$413.2	$6.9	14	$(9.2)	41	$410.9
Obligations of states and political subdivisions	497.6	10.7	100	(1.1)	20	507.2
Corporate securities	516.4	1.9	18	(8.5)	67	509.8
U.S. government agencies mortgage-backed securities	771.8	3.3	33	(21.4)	89	753.7
Total available-for-sale fixed maturities	$2,199.0	$22.8	165	$(40.2)	217	$2,181.6

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at March 31, 2018, and December 31, 2017, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2018:

($ millions)	March 31, 2018	December 31, 2017	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$(17.4)	$19.7	$(37.1)
Equity securities[1]	—	46.7	(46.7)
Other invested assets[1]	—	30.2	(30.2)
Unrealized gains	(17.4)	96.6	(114.0)
Net deferred federal income tax liability	3.7	(30.6)	34.3
Unrealized gains, net of tax	$(13.7)	$66.0	$(79.7)
[1] Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 and equity securities and other invested assets are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities and other invested assets are now recognized in net income.

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2018, and December 31, 2017. As of March 31, 2018, we no longer hold any Level 3 assets.
Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2018 and 2017, respectively.

($ millions)	Three months ended March 31
	2018	2017
Loss before federal income taxes	$(3.3)	$(4.0)
Federal income tax benefit:
Current	(1.0)	(0.1)
Deferred	(0.2)	(0.6)
Total federal income tax benefit	(1.2)	(0.7)
Net loss	$(2.1)	$(3.3)

The effective tax rates for the three months ended March 31, 2018 was 36.1% compared to 21.7% for the same 2017 period.
For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million FHLB Line of Credit is available for general corporate purposes such as funding liquidity needs.  See “Borrowing Arrangements - FHLB Line of Credit” included in this Item 2.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2018.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2018, and December 31, 2017, we had $60.9 million and $91.5 million, respectively, in cash and cash equivalents, and $2,587.3 million and $2,614.1 million, respectively, of total investments. Our fixed maturities available-for-sale included $9.1 million and $9.3 million of securities on deposit with insurance regulators as required by law at March 31, 2018, and December 31, 2017; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $10.7 million compared to cash provided by operating activities of $4.5 million for the three months ended March 31, 2018, and 2017, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash used in investing activities was $24.8 million and $7.0 million for the three months ended March 31, 2018, and 2017, respectively. The change was primarily driven by higher fixed maturity security sales executed during the three months ended March 31, 2017 compared to the same 2018 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by financing activities was $4.9 million and cash used in financing activities was $3.0 million for the three months ended March 31, 2018, and 2017 respectively. The increase was primarily due to greater proceeds from stock option exercises in the first quarter of 2018 compared to the same 2017 period.
Borrowing Arrangements
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of March 31, 2018, no advances had been made under the OLC.
On March 30, 2018, State Auto P&C terminated its credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility, which was maturing in July 2018, provided State Auto P&C with a $100.0 million revolving credit facility. The SPC Credit Facility was available for general corporate purposes and provided for interest-only payments during its term, with principal and interest due in full at maturity. Interest was based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility were to be fully secured by a pledge of specific investment securities of State Auto P&C. Prior to its termination, State Auto P&C had not made any borrowings under the SPC Credit Facility.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2018, and 2017 were 6.21% and 5.25%, respectively.
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
Oil & Gas Quota Share
Effective March 1, 2018, the State Auto Group entered into a quota share agreement ("Oil & Gas Quota Share") covering its gas & propane distribution book of business. The Oil & Gas Quota Share expires February 28, 2019. In accordance with this agreement, the State Auto Group ceded to external reinsurers (i) 100% of unearned premiums for this book of business as of the effective date and (ii) 100% of new and renewal policies issued on or after the effective date. In addition, the State Auto Group will receive a minimum ceding commission of 23.0% on premiums ceded under the agreement.
The liability of the reinsurers under this agreement will not exceed any of the following: $3.0 million as to any one occurrence with respect to property and auto physical damage losses, $1.0 million as to any occurrence with respect to auto liability losses, and $1.0 million any occurrence/$2.0 million any aggregate with respect to general liability losses.
The rates for all of our treaty reinsurance agreements are negotiated annually.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Regulatory Considerations
At March 31, 2018, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The guidance is effective beginning January 1, 2018. The adoption of this guidance resulted in the recognition of $60.8 million of net unrealized gains (net of tax) as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. Changes in the fair value of equity securities and other invested assets previously identified as available-for-sale are reported in "other loss". At December 31, 2017, equity securities and other invested assets were classified as available-for-sale on the Company's balance sheet; however, upon adoption, the guidance eliminated the available-for-sale balance sheet classification for equity securities and other invested assets.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that addresses certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $4.0 million as of January 1, 2018 and an increase in AOCI by the same amount.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018 and revenue did not change under the new guidance. The adoption of the guidance did not impact how the Company recognizes revenue; thus, there was no impact to its' results of operations or consolidated financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance is effective beginning January 1, 2018. The Company adopted this guidance effective January 1, 2018 and it did not impact the Company's cash flows.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In March 2017, the FASB issued guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance effective beginning January 1, 2018 and it did not have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
CREDIT AND FINANCIAL STRENGTH RATINGS
On June 6, 2017, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2017 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2017 Form 10-K.
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company implemented a new cloud enterprise resource planning (ERP) solution, including a new general ledger and chart of accounts, consolidation process, and reporting tools. The introduction of this new ERP solution and the related workflow changes resulted in changes to many of the Company’s financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting. Following implementation, these new controls were validated according to the Company’s established processes. The integration of the ERP solution and related workflow changes were substantially completed during the first quarter of 2018. The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2017 Form 10-K under Part I, Item 1A – Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01
Second Amendment, effective as of March 1, 2018, to the Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company,State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company,Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., Network E&S Brokers, LLC, and StateAuto Labs Corp.

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

State Auto Financial Corporation

Date: May 9, 2018	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)