Form 10-Q
period 2018-06-30
State Auto Financial CORP
filed 2018-08-07
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No   ☒
On August 3, 2018, the Registrant had 43,069,268 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2018

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2018	December 31, 2017
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,206.9 and $2,173.1, respectively)	$2,178.0	$2,192.8
Equity securities	362.8	365.3
Other invested assets	54.1	56.0
Other invested assets, at cost	5.6	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,670.5	2,689.7
Cash and cash equivalents	40.8	91.5
Accrued investment income and other assets	39.0	36.5
Deferred policy acquisition costs (affiliated net assumed $52.2 and $57.2, respectively)	104.6	110.3
Reinsurance recoverable on losses and loss expenses payable	5.1	3.1
Prepaid reinsurance premiums	6.9	6.4
Current federal income taxes	5.7	4.8
Net deferred federal income taxes	67.1	58.8
Property and equipment, at cost	7.1	7.3
Total assets	$2,946.8	$3,008.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $646.0 and $711.4, respectively)	$1,234.5	$1,255.6
Unearned premiums (affiliated net assumed $135.9 and $187.9, respectively)	590.1	611.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.1
Pension and postretirement benefits (affiliated net ceded $31.2 and $34.8, respectively)	57.9	64.5
Due to affiliate	7.1	2.7
Other liabilities (affiliated net assumed $17.9 and $15.5, respectively)	88.2	76.7
Total liabilities	2,099.8	2,133.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.7 and 49.2 shares issued, respectively, at stated value of $2.50 per share	124.1	123.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(116.9)	(116.8)
Additional paid-in capital	184.8	171.8
Accumulated other comprehensive (loss) income (affiliated net ceded $48.7 and $50.7, respectively)	(57.3)	36.7
Retained earnings	712.3	660.3
Total stockholders’ equity	847.0	875.0
Total liabilities and stockholders’ equity	$2,946.8	$3,008.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2018	2017
Earned premiums (affiliated net assumed $81.2 and $118.1, respectively)	$307.5	$320.1
Net investment income (affiliates $1.2 and $1.2, respectively)	21.5	19.1
Net investment gain
Total other-than-temporary impairment losses	—	(0.8)
Other investment gain	12.1	16.6
Total net investment gain	12.1	15.8
Other income from affiliates	0.6	0.7
Total revenues	341.7	355.7

Losses and loss expenses (affiliated net assumed $24.5 and $83.4, respectively)	217.8	230.4
Acquisition and operating expenses (affiliated net assumed $35.7 and $71.8, respectively)	111.3	109.9
Interest expense (affiliates $0.3 and $0.2, respectively)	1.7	1.5
Other expenses	3.2	2.0
Total expenses	334.0	343.8
Income before federal income taxes	7.7	11.9
Federal income tax expense:
Current	—	0.2
Deferred	1.7	3.0
Total federal income tax expense	1.7	3.2
Net income	$6.0	$8.7
Earnings per common share:
Basic	$0.14	$0.21
Diluted	$0.14	$0.21
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2018	2017
Earned premiums (affiliated net assumed $179.2 and $233.7, respectively)	$622.4	$638.2
Net investment income (affiliates $2.4 and $2.4, respectively)	41.4	37.8
Net investment gain
Total other-than-temporary impairment losses	—	(2.9)
Other investment gain	0.4	26.5
Total net investment gain	0.4	23.6
Other income from affiliates	1.2	1.2
Total revenues	665.4	700.8

Losses and loss expenses (affiliated net assumed $70.7 and $169.6, respectively)	430.1	464.7
Acquisition and operating expenses (affiliated net assumed $79.1 and $152.1, respectively)	222.1	221.4
Interest expense (affiliates $0.5 and $0.4, respectively)	3.3	2.9
Other expenses	5.5	3.9
Total expenses	661.0	692.9
Income before federal income taxes	4.4	7.9
Federal income tax (benefit) expense:
Current	(1.0)	0.1
Deferred	1.5	2.4
Total federal income tax expense	0.5	2.5
Net income	$3.9	$5.4
Earnings per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2018
Net income	$6.0
Other comprehensive income, net of tax:
Net unrealized holding losses on fixed maturities:
Unrealized holding losses	(10.2)
Reclassification adjustments for gains realized in net income	(1.3)
Income tax benefit	2.4
Total net unrealized holding losses on fixed maturities	(9.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.3)
Net actuarial loss	2.0
Income tax expense	(0.1)
Total net unrecognized benefit plan obligations	0.6
Other comprehensive loss	(8.5)
Comprehensive loss	$(2.5)

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2017
Net income	$8.7
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	23.8
Reclassification adjustments for gains realized in net income	(15.8)
Income tax expense	(2.8)
Total net unrealized holding gains on investments	5.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)
Net actuarial loss	1.9
Income tax expense	(0.2)
Total net unrecognized benefit plan obligations	0.3
Other comprehensive income	5.5
Comprehensive income	$14.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2018
Net income	$3.9
Other comprehensive income, net of tax:
Net unrealized holding losses on fixed maturities:
Unrealized holding losses	(46.9)
Reclassification adjustments for gains realized in net income	(1.7)
Income tax benefit	10.2
Total net unrealized holding losses on fixed maturities	(38.4)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(2.7)
Net actuarial loss	4.2
Income tax expense	(0.3)
Total net unrecognized benefit plan obligations	1.2
Other comprehensive loss	(37.2)
Comprehensive loss	$(33.3)

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2017
Net income	$5.4
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	54.6
Reclassification adjustments for gains realized in net income	(23.6)
Income tax expense	(10.8)
Total net unrealized holding gains on investments	20.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(2.8)
Net actuarial loss	4.0
Income tax expense	(0.5)
Total net unrecognized benefit plan obligations	0.7
Other comprehensive income	20.9
Comprehensive income	$26.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2018	2017
Cash flows from operating activities:
Net income	$3.9	$5.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	4.6	6.1
Share-based compensation	—	2.8
Net investment gain	(0.4)	(23.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	5.7	4.2
Accrued investment income and other assets	(2.2)	0.1
Postretirement and pension benefits	(5.5)	(6.0)
Other liabilities and due to/from affiliates, net	16.2	(32.7)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(2.5)	1.0
Losses and loss expenses payable	(21.1)	52.0
Unearned premiums	(21.7)	9.6
Deferred tax expense on share-based awards	0.2	1.3
Federal income taxes	0.6	1.2
Net cash (used in) provided by operating activities	(22.2)	21.4
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(207.9)	(244.5)
Purchases of equity securities	(78.4)	(69.0)
Purchases of other invested assets	(0.9)	(0.7)
Maturities, calls and pay downs of fixed maturities available-for-sale	110.2	94.5
Sales of fixed maturities available-for-sale	60.9	108.2
Sales of equity securities	81.8	91.9
Sales of other invested assets	0.7	0.5
Net cash used in investing activities	(33.6)	(19.1)
Cash flows from financing activities:
Proceeds from issuance of common stock	14.3	4.1
Payments to acquire treasury stock	(0.1)	(0.2)
Payment of dividends	(8.7)	(8.5)
Payment of prepayment fee	(0.4)	—
Net cash provided by (used in) financing activities	5.1	(4.6)
Net decrease in cash and cash equivalents	(50.7)	(2.3)
Cash and cash equivalents at beginning of period	91.5	51.1
Cash and cash equivalents at end of period	$40.8	$48.8
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.4, respectively)	$3.3	$2.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2017 Form 10-K.
Adoption of Recent Accounting Pronouncements
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU-2016-01 to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The guidance was effective beginning January 1, 2018. The adoption of this guidance resulted in the recognition of $60.8 million of net unrealized gains (net of tax) as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. Changes in the fair value of equity securities and other invested assets previously identified as available-for-sale are reported in "net investment (loss) gain" in the condensed consolidated statements of income. At December 31, 2017, equity securities and other invested assets were classified as available-for-sale on the Company's balance sheet; however, upon adoption, the guidance eliminated the available-for-sale balance sheet classification for equity securities and other invested assets.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09 that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance was effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of the guidance did not impact how the Company recognizes revenue; thus, there was no impact to its results of operations or consolidated financial position.
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
Pending Adoption of Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued guidance that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance is effective beginning January 1, 2019 and it is not expected to have a material impact on the Company’s results of operations, consolidated financial position or cash flows.

For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at June 30, 2018 and December 31, 2017:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$419.1	$6.3	$(10.1)	$415.3
Obligations of states and political subdivisions	447.0	8.8	(1.3)	454.5
Corporate securities	536.3	1.7	(11.1)	526.9
U.S. government agencies mortgage-backed securities	804.5	2.3	(25.5)	781.3
Total available-for-sale fixed maturities	$2,206.9	$19.1	$(48.0)	$2,178.0

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	$(6.2)	$436.9
Obligations of states and political subdivisions	507.1	19.1	(0.4)	525.8
Corporate securities	527.5	4.5	(2.3)	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	(11.4)	700.4
Total fixed maturities	2,173.1	40.0	(20.3)	2,192.8
Equity securities:
Large-cap securities	62.4	35.1	(0.7)	96.8
Mutual and exchange traded funds	256.2	21.6	(9.3)	268.5
Total equity securities	318.6	56.7	(10.0)	365.3
Other invested assets	25.8	30.2	—	56.0
Total available-for-sale securities	$2,517.5	$126.9	$(30.3)	$2,614.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$98.0	$(1.9)	14	$187.7	$(8.2)	22	$285.7	$(10.1)	36
Obligations of states and political subdivisions	97.6	(1.2)	16	8.6	(0.1)	2	106.2	(1.3)	18
Corporate securities	385.9	(8.7)	56	70.5	$(2.4)	12	456.4	$(11.1)	68
U.S. government agencies mortgage-backed securities	433.0	(11.4)	58	236.6	(14.1)	43	669.6	(25.5)	101
Total temporarily impaired securities	$1,014.5	$(23.2)	144	$503.4	$(24.8)	79	$1,517.9	$(48.0)	223

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.4	$(0.6)	18	$196.1	$(5.6)	22	$298.5	$(6.2)	40
Obligations of states and political subdivisions	58.6	(0.4)	10	—	—	—	58.6	(0.4)	10
Corporate securities	153.2	(1.3)	23	67.3	(1.0)	10	220.5	(2.3)	33
U.S. government agencies mortgage-backed securities	188.6	(2.9)	31	252.2	(8.5)	41	440.8	(11.4)	72
Total fixed maturities	502.8	(5.2)	82	515.6	(15.1)	73	1,018.4	(20.3)	155
Equity securities:
Large-cap equity securities	4.4	(0.7)	4	—	—	—	4.4	(0.7)	4
Mutual and exchange traded funds	66.9	(9.3)	1	—	—	—	66.9	(9.3)	1
Total equity securities	71.3	(10.0)	5	—	—	—	71.3	(10.0)	5
Total temporarily impaired securities	$574.1	$(15.2)	87	$515.6	$(15.1)	73	$1,089.7	$(30.3)	160

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at June 30, 2018, and determined that no additional other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses.
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$50.2	$50.2
Due after 1 year through 5 years	583.6	573.8
Due after 5 years through 10 years	350.4	346.2
Due after 10 years	418.2	426.5
U.S. government agencies mortgage-backed securities	804.5	781.3
Total	$2,206.9	$2,178.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2018, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $9.0 million and $9.3 million were on deposit with insurance regulators as required by law at June 30, 2018, and December 31, 2017, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Fixed maturities	$16.9	$15.9	$33.0	$31.7
Equity securities	3.1	2.0	5.6	3.7
Cash and cash equivalents, and other	1.8	1.5	3.5	3.0
Investment income	21.8	19.4	42.1	38.4
Investment expenses	0.3	0.3	0.7	0.6
Net investment income	$21.5	$19.1	$41.4	$37.8

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $143.4 million and $200.6 million for the six months ended June 30, 2018, and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Realized gains:
Fixed maturities	$1.3	$2.0	$1.7	$2.3
Equity securities	1.7	14.6	5.0	24.3
Other invested assets	—	0.1	0.1	0.1
Total realized gains	3.0	16.7	6.8	26.7
Realized losses on securities:
Sales of equity securities	(0.4)	(0.1)	(0.6)	(0.2)
OTTI	—	(0.8)	—	(2.9)
Total equity securities realized losses	(0.4)	(0.9)	(0.6)	(3.1)
Net realized gain on investments	$2.6	$15.8	$6.2	$23.6

Net unrealized gain (loss) on investments(1)
Equity securities	10.9	$—	$(3.7)	$—
Other invested assets	(1.4)	—	(2.1)	—
Net unrealized gain (loss) on investments	9.5	—	(5.8)	—
Net investment gain	$12.1	$15.8	$0.4	$23.6

Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(11.5)	$10.0	$(48.6)	$15.4
Equity securities	—	(4.4)	—	10.2
Other invested assets	—	2.4	—	5.4
Deferred federal income tax liability	2.4	(2.8)	10.2	(10.8)
Change in net unrealized holding (losses) gains, net of tax	$(9.1)	$5.2	$(38.4)	$20.2

(1)Unrealized holding gains (losses) recognized during the period on securities still held at the reporting date

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

The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2018, and December 31, 2017, the Company did not adjust any of the prices received from the pricing service.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2018, and 2017.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $43.2 million and $45.2 million at June 30, 2018, and December 31, 2017, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2018 and December 31, 2017:

($ millions)	Total	Level 1	Level 2
June 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$415.3	$—	$415.3
Obligations of states and political subdivisions	454.5	—	454.5
Corporate securities	526.9	—	526.9
U.S. government agencies mortgage-backed securities	781.3	—	781.3
Total available-for-sale fixed maturities	2,178.0	—	2,178.0
Equity securities:
Large-cap securities	92.0	92.0	—
Mutual and exchange traded funds	270.8	270.8	—
Total equity securities	362.8	362.8	—
Other invested assets	10.9	10.9	—
Total investments	$2,551.7	$373.7	$2,178.0

($ millions)	Total	Level 1	Level 2
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$436.9	$—	$436.9
Obligations of states and political subdivisions	525.8	—	525.8
Corporate securities	529.7	—	529.7
U.S. government agencies mortgage-backed securities	700.4	—	700.4
Total fixed maturities	2,192.8	—	2,192.8
Equity securities:
Large-cap securities	96.8	96.8	—
Mutual and exchange traded funds	268.5	268.5	—
Total equity securities	365.3	365.3	—
Other invested assets	10.8	10.8	—
Total available-for-sale investments	$2,568.9	$376.1	$2,192.8

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2018, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2018			December 31, 2017
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$71.7	7.00%	$70.0	$72.6	7.00%

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

($ millions, except interest rates)	June 30, 2018			December 31, 2017
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$20.6	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	—	—	—%	85.4	85.7	5.03%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	87.9	3.96%	—	—	—%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.50%	15.2	15.2	5.68%
Total notes payable	$122.0	$123.7		$122.1	$121.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the six months ended June 30, 2018 and 2017:

($ millions)	2018	2017
Losses and loss expenses payable, at beginning of period	$1,255.6	$1,181.6
Less: reinsurance recoverable on losses and loss expenses payable	3.1	3.6
Net balance at beginning of period	1,252.5	1,178.0
Incurred related to:
Current year	468.4	490.1
Prior years	(38.3)	(25.4)
Total incurred	430.1	464.7
Paid related to:
Current year	176.4	174.3
Prior years	276.8	237.2
Total paid	453.2	411.5
Net balance at end of period	1,229.4	1,231.2
Plus: reinsurance recoverable on losses and loss expenses payable	5.1	2.7
Losses and loss expenses payable, at end of period	$1,234.5	$1,233.9

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the six months ended June 30, 2018, of $38.3 million compared to favorable development of $25.4 million for the same 2017 period. Favorable development of prior years' unallocated loss adjustment expenses was approximately $4.8 million of the 2018 development. Partially offsetting the favorable development was $0.5 million of unfavorable development in catastrophe reserves. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $36.5 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $11.2 million of favorable development, primarily attributable to the 2016 and 2017 accident years, and homeowners' contributed $5.7 million of favorable development, spread across several accident years. In the commercial insurance segment, workers' compensation, small commercial package, commercial auto, and middle market commercial contributed $5.9 million, $4.7 million, $4.6 million, $3.4 million, and respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $2.4 million. The specialty insurance segment was impacted by $2.8 million of adverse development in E&S casualty, due primarily to development within our general liability and healthcare books of business.
Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves was approximately $4.2 million and $1.6 million, respectively, for the six months ended June 30, 2017. The favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $23.2 million of favorable development in the commercial insurance segment. Slightly offsetting the favorable development was adverse development in the personal and specialty insurance segments of $2.2 million and $1.4 million, respectively. The personal insurance segment, homeowners' contributed $1.9 million of adverse development, primarily from accident year 2016, and other personal contributed $2.1 million of adverse development, driven by higher than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the adverse development was $1.8 million of favorable development in personal auto, primarily driven by lower than anticipated severity emerging from accident years 2014 and 2015. The specialty insurance segment was impacted by $1.6 million of adverse development in E&S property, driven by higher than anticipated severity.
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
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Premiums earned:
Assumed from external insurers and reinsurers	$14.2	$1.3	$24.6	$2.4
Assumed under Pooling Arrangement	307.5	320.1	622.4	638.2
Ceded to external insurers and reinsurers	(5.4)	(6.1)	(10.8)	(12.2)
Ceded under Pooling Arrangement	(226.3)	(202.0)	(443.2)	(404.5)
Net assumed premiums earned	$90.0	$113.3	$193.0	$223.9
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$12.4	$0.9	$23.3	$2.5
Assumed under Pooling Arrangement	205.6	230.8	408.3	465.2
Ceded to external insurers and reinsurers	(0.2)	1.0	(1.5)	(1.0)
Ceded under Pooling Arrangement	(181.1)	(147.4)	(337.6)	(295.6)
Net assumed losses and loss expenses incurred	$36.7	$85.3	$92.5	$171.1

6. Notes Payable and Open Line of Credit
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of June 30, 2018, no advances had been made under the OLC.
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
FHLB Loans
On May 17, 2018, State Auto P&C refinanced its $85.0 million loan (the "2013 FHLB loan") for a period of fifteen years at a fixed rate of 3.96%. The new loan (the "2018 FHLB loan") provides for interest-only payments during its term, with principal due in full at maturity. The 2018 FHLB loan is fully secured by a pledge of specific investment securities of State Auto P&C. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the three and six months ended June 30, 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
Amount at statutory rate	$1.6	21.0%	$4.1	35.0%	$0.9	21.0%	$2.7	35.0%
Tax-exempt interest and dividends received deduction	(0.5)	(6.5)	(1.5)	(12.4)	(1.2)	(27.2)	(3.0)	(39.1)
Other, net	0.6	7.2	(0.7)	(6.9)	0.8	17.0	1.5	13.5
Federal income tax expense	1.7	21.7%	1.9	15.7%	0.5	10.8%	$1.2	9.4%
Deferred tax expense on share-based awards	—		1.3		—		1.3
Federal income tax expense	$1.7		$3.2		$0.5		$2.5

The 2017 10-K discusses enactment of the TCJA on December 22, 2017, and its impact on the Company's financial results for that period. Interpretive guidance of the TCJA will be received throughout 2018, and the Company expects to update its estimates and disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended June 30, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance with regard to the uncertainty surrounding the discount factors to be applied for loss reserve discounting for which the Company's accounting for the TCJA is incomplete. The Company expects to complete determination of the effects of the TCJA on its deferred tax assets and liabilities as part of the annual income tax return filing process.
8. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2018 and 2017:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.3	$1.3	$—	$—	$2.6	$3.0	$—	$—
Interest cost	2.6	2.8	0.1	0.2	5.3	5.7	0.3	0.4
Expected return on plan assets	(4.5)	(4.2)	—	—	(9.0)	(8.4)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.4)	—	—	(2.7)	(2.8)
Net actuarial loss	2.0	1.9	—	—	4.1	3.9	0.1	0.1
Net periodic cost (benefit)	$1.4	$1.8	$(1.2)	$(1.2)	$3.0	$4.2	$(2.3)	$(2.3)

The Company contributed $4.9 million to its pension plan for the six months ended June 30, 2018, and expects to contribute an additional $4.9 million to its pension plan during 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Other Comprehensive Loss and Accumulated Other Comprehensive Loss
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three and six months ended June 30, 2018 and 2017:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2018	$(11.2)	$(37.6)	$(48.8)
Other comprehensive income before reclassifications	(8.1)	—	(8.1)
Amounts reclassified from AOCI (a)	(1.0)	0.6	(0.4)
Net current period other comprehensive (loss) income	(9.1)	0.6	(8.5)
Ending balance at June 30, 2018	$(20.3)	$(37.0)	$(57.3)

Beginning balance at April 1, 2017	$77.8	$(29.9)	$47.9
Other comprehensive loss before reclassifications	15.4	—	15.4
Amounts reclassified from AOCI (a)	(10.2)	0.3	(9.9)
Net current period other comprehensive (loss) income	5.2	0.3	5.5
Ending balance at June 30, 2017	$83.0	$(29.6)	$53.4

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2018	$66.0	$(29.3)	$36.7
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(8.9)	(56.8)
Adjusted beginning balance at January 1, 2018	18.1	(38.2)	(20.1)
Other comprehensive income before reclassifications	(37.1)	—	(37.1)
Amounts reclassified from AOCI (a)	(1.3)	1.2	(0.1)
Net current period other comprehensive (loss) income	(38.4)	1.2	(37.2)
Ending balance at June 30, 2018	$(20.3)	$(37.0)	$(57.3)

Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5
Other comprehensive loss before reclassifications	35.5	—	35.5
Amounts reclassified from AOCI (a)	(15.3)	0.7	(14.6)
Net current period other comprehensive income	20.2	0.7	20.9
Ending balance at June 30, 2017	$83.0	$(29.6)	$53.4

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2018 and 2017:

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	June 30	Consolidated Statements of Income
2018
Unrealized gains on available-for-sale fixed maturity investments	$1.3	Realized gain on sale of securities
	1.3	Total before tax
	(0.3)	Tax expense
	1.0	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.3	(b)
Net actuarial loss	(2.0)	(b)
	(0.7)	Total before tax
	0.1	Tax benefit
	(0.6)	Net of tax
Total reclassifications for the period	$0.4

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended	Affected line item in the Condensed
Comprehensive Income Components	June 30	Consolidated Statements of Income
2018
Unrealized gains on available-for-sale fixed maturity investments	$1.7	Realized gains on sale of securities
	1.7	Total before tax
	(0.4)	Tax expense
	1.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	2.7	(b)
Net actuarial loss	(4.2)	(b)
	(1.5)	Total before tax
	0.3	Tax benefit
	(1.2)	Net of tax
Total reclassifications for the period	$0.1

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	June 30	Consolidated Statements of Income
2017
Unrealized gains on available for sale securities	$15.8	Realized gain on sale of securities
	15.8	Total before tax
	(5.6)	Tax expense
	10.2	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	(b)
Net actuarial loss	(1.9)	(b)
	(0.5)	Total before tax
	0.2	Tax benefit
	(0.3)	Net of tax
Total reclassifications for the period	$9.9

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended	Affected line item in the Condensed
Comprehensive Income Components	June 30	Consolidated Statements of Income
2017
Unrealized gains on available for sale securities	$23.6	Realized gain on sale of securities
	23.6	Total before tax
	(8.3)	Tax expense
	15.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	2.8	(b)
Net actuarial loss	(4.0)	(b)
	(1.2)	Total before tax
	0.5	Tax benefit
	(0.7)	Net of tax
Total reclassifications for the period	$14.6

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Net Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Numerator:
Net income for basic earnings per common share	$6.0	$8.7	$3.9	$5.4
Denominator:
Weighted average shares for basic earnings per common share	42.8	42.1	42.7	42.0
Effect of dilutive share-based awards	0.6	0.4	0.6	0.5
Adjusted weighted average shares for diluted net earnings per common share	43.4	42.5	43.3	42.5

Basic net earnings per common share	$0.14	$0.21	$0.09	$0.13
Diluted net earnings per common share	$0.14	$0.21	$0.09	$0.13

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2018 and 2017:

(shares in millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Total number of antidilutive options and awards	0.7	0.7	0.7	0.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Revenue from external sources:
Insurance segments
Personal insurance	$164.9	$142.9	$321.2	$286.5
Commercial insurance	115.6	114.5	230.5	227.5
Specialty insurance	27.0	62.7	70.7	124.2
Total insurance segments	307.5	320.1	622.4	638.2
Investment operations segment
Net investment income	21.5	19.1	41.4	37.8
Net investment gain	12.1	15.8	0.4	23.6
Total investment operations segment	33.6	34.9	41.8	61.4
All other	0.6	0.7	1.2	1.2
Total revenue from external sources	341.7	355.7	665.4	700.8
Intersegment revenue	1.8	1.6	3.2	3.0
Total revenue	343.5	357.3	668.6	703.8
Reconciling items:
Eliminate intersegment revenue	(1.8)	(1.6)	(3.2)	(3.0)
Total consolidated revenues	$341.7	$355.7	$665.4	$700.8
Segment income before federal income tax:
Insurance segments SAP underwriting (loss) gain
Personal insurance	$(13.2)	$(14.5)	$(11.5)	$(24.0)
Commercial insurance	(8.8)	(2.6)	(17.1)	(8.3)
Specialty insurance	1.0	(4.8)	2.6	(13.0)
Total insurance segments loss	(21.0)	(21.9)	(26.0)	(45.3)
Investment operations segment
Net investment income	21.5	19.1	41.4	37.8
Net investment gain	12.1	15.8	0.4	23.6
Total investment operations segment	33.6	34.9	41.8	61.4
All other	0.1	0.1	0.2	0.2
Total segment income before reconciling items	12.7	13.1	16.0	16.3
Reconciling items:
GAAP expense adjustments	0.6	1.4	(3.4)	(3.5)
Interest expense on corporate debt	(1.7)	(1.5)	(3.3)	(2.9)
Corporate expenses	(3.9)	(1.1)	(4.8)	(2.0)
Total reconciling items	(5.0)	(1.2)	(11.6)	(8.4)
Total consolidated income before federal income tax expense	$7.7	$11.9	$4.4	$7.9

Investable assets attributable to the Company’s investment operations segment totaled $2,711.3 million and $2,781.2 million at June 30, 2018, and December 31, 2017, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2018 and December 31, 2017, and for the consolidated statements of income for the three and six month periods ended June 30, 2018 and 2017. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” and “Specialty Insurance” in Item 1 of the 2017 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2018 is set forth in Note 11 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2018 and 2017:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
GAAP Basis:
Total revenues	$341.7	$355.7	$665.4	$700.8
Income before federal income taxes	$7.7	$11.9	$4.4	$7.9
Net income	$6.0	$8.7	$3.9	$5.4
Basic earnings per share	$0.14	$0.21	$0.09	$0.13
Diluted earnings per share	$0.14	$0.21	$0.09	$0.13
Stockholders’ equity	$847.0	$908.5
Return on average equity (LTM)	(1.9)%	5.4%
Book value per share	$19.75	$21.65
Debt to capital ratio	12.6%	11.9%
Cat loss and ALAE ratio	12.2%	7.9%	7.6%	9.3%
Non-cat loss and LAE ratio	58.6%	64.0%	61.5%	63.5%
Loss and LAE ratio	70.8%	71.9%	69.1%	72.8%
Expense ratio	36.2%	34.3%	35.7%	34.7%
Combined ratio	107.0%	106.2%	104.8%	107.5%
Premium written growth	(9.7)%	(1.2)%	(7.4)%	0.7%
Investment yield	3.2%	3.0%	3.1%	3.0%

SAP Basis:
Cat loss and ALAE ratio	12.2%	7.9%	7.6%	9.3%
Non-cat loss and ALAE ratio	52.4%	58.5%	55.6%	57.8%
ULAE ratio	6.3%	5.7%	6.0%	5.8%
Loss and LAE ratio	70.9%	72.1%	69.2%	72.9%
Expense ratio	35.8%	32.6%	36.2%	33.7%
Combined ratio	106.7%	104.7%	105.4%	106.6%

	Twelve months ended June 30
	2018	2017
Net premiums written to surplus	1.8	1.5
Our pre-tax income for the second quarter of 2018, compared with the second quarter of 2017, decreased $4.2 million. Earned premiums and losses and loss expenses each decreased $12.6 million when compared to the second quarter of 2017, due primarily to (i) our decision to exit specialty business during the latter half of 2017 and (ii) lower non-catastrophe losses and loss expenses compared to the same 2017 period. Partially offsetting the decrease in non-catastrophe losses and loss expenses was an increase in weather-related catastrophe losses and loss expenses. Net investment gains decreased by $3.7 million, while net investment income increased $2.4 million compared to the same 2017 period. Effective January 1, 2018, we adopted ASU 2016-01, which requires changes in fair value for equity securities and other invested assets still held to be reported through net income. Net investment gains for the three months ended June 30, 2018, includes an unrealized gain of $9.5 million resulting from fair value changes of equity securities and other invested assets still held that prior to 2018 would have been reported in other comprehensive income instead of pre-tax income.
Our pre-tax income for the six months ended June 30, 2018, decreased $3.5 million compared with the first six months of 2017. Earned premiums and losses and loss expenses decreased $15.8 million and $34.6 million, respectively, when compared to the six months ended June 30, 2017, due primarily to our decision to exit specialty business. In addition, the decrease in losses and loss expenses was attributable to (i) lower current accident year losses and loss expenses, including both non-catastrophe and catastrophe and (ii) greater favorable development of prior accident year losses and loss expenses when compared to the same

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2017 period. Net investment gains decreased $23.2 million compared to the six months ended June 30, 2017, while net investment income increased by $3.6 million. Net investment gains for 2018 includes a net unrealized loss of $5.8 million.
The second quarter and year to date 2018 results were also impacted by increases in acquisition and operating expenses and other expenses when compared to the same 2017 periods, due to (i) increased estimates of agent and associate incentive compensation, (ii) higher report ordering costs, (iii) the continued impact of our technology investments and (iv) an increase in the valuation of a share-based compensation plan, which is accounted for as a liability plan (for additional information regarding our share-based compensation plans, see Note 14 in Item 8 of the 2017 Form 10-K).

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
The following tables set forth certain key performance indicators for our insurance segments for the three and six months ended June 30, 2018 and 2017:

($ in millions)
Three months ended June 30, 2018	Personal	Commercial	Specialty	Total

Net written premiums	$184.9	$120.8	$2.4	$308.1
Net earned premiums	164.9	115.6	27.0	307.5
Losses and LAE incurred:
Cat loss and ALAE	27.1	10.6	(0.2)	37.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(10.6)	(9.6)	2.1	(18.1)
Current accident year non-cat loss and ALAE	94.3	67.3	18.0	179.6
Total non-cat loss and ALAE	83.7	57.7	20.1	161.5
Total Loss and ALAE	110.8	68.3	19.9	199.0
ULAE	10.7	6.8	1.5	19.0
Total Loss and LAE	121.5	75.1	21.4	218.0
Underwriting expenses	56.6	49.3	4.6	110.5
Net underwriting (loss) gain	$(13.2)	$(8.8)	$1.0	$(21.0)

Cat loss and ALAE ratio	16.4%	9.1%	(0.7)%	12.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.4)%	(8.3)%	7.8%	(5.9)%
Current accident year non-cat loss and ALAE ratio	57.2%	58.2%	66.4%	58.3%
Total non-cat loss and ALAE ratio	50.8%	49.9%	74.2%	52.4%
Total Loss and ALAE ratio	67.2%	59.0%	73.5%	64.6%
ULAE ratio	6.5%	6.0%	5.6%	6.3%
Total Loss and LAE ratio	73.7%	65.0%	79.1%	70.9%
Expense ratio	30.6%	40.7%	192.2%	35.8%
Combined ratio	104.3%	105.7%	271.3%	106.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended June 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$150.4	$117.2	$73.7	$341.3
Net earned premiums	142.9	114.5	62.7	320.1
Losses and LAE incurred:
Cat loss and ALAE	13.5	11.0	0.7	25.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.1)	(15.6)	0.9	(14.8)
Current accident year non-cat loss and ALAE	91.8	70.7	39.6	202.1
Total non-cat loss and ALAE	91.7	55.1	40.5	187.3
Total Loss and ALAE	105.2	66.1	41.2	212.5
ULAE	9.2	6.1	3.0	18.3
Total Loss and LAE	114.4	72.2	44.2	230.8
Underwriting expenses	43.0	44.9	23.3	111.2
Net underwriting loss	$(14.5)	$(2.6)	$(4.8)	$(21.9)

Cat loss and ALAE ratio	9.5%	9.7%	1.0%	7.9%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.1)%	(13.6)%	1.5%	(4.6)%
Current accident year non-cat loss and ALAE ratio	64.2%	61.7%	63.3%	63.1%
Total non-cat loss and ALAE ratio	64.1%	48.1%	64.8%	58.5%
Total Loss and ALAE ratio	73.6%	57.8%	65.8%	66.4%
ULAE ratio	6.5%	5.2%	4.6%	5.7%
Total Loss and LAE ratio	80.1%	63.0%	70.4%	72.1%
Expense ratio	28.5%	38.3%	31.8%	32.6%
Combined ratio	108.6%	101.3%	102.2%	104.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2018	Personal	Commercial	Specialty	Total

Net written premiums	$346.6	$238.9	$14.8	$600.3
Net earned premiums	321.2	230.5	70.7	622.4
Losses and LAE incurred:
Cat loss and ALAE	32.3	15.2	(0.2)	47.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(17.2)	(19.3)	2.4	(34.1)
Current accident year non-cat loss and ALAE	191.6	140.7	48.0	380.3
Total non-cat loss and ALAE	174.4	121.4	50.4	346.2
Total Loss and ALAE	206.7	136.6	50.2	393.4
ULAE	20.0	13.7	3.7	37.5
Total Loss and LAE	226.7	150.3	53.9	430.9
Underwriting expenses	106.0	97.3	14.2	217.5
Net underwriting (loss) gain	$(11.5)	$(17.1)	$2.6	$(26.0)

Cat loss and ALAE ratio	10.1%	6.6%	(0.3)%	7.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.4)%	(8.4)%	3.4%	(5.5)%
Current accident year non-cat loss and ALAE ratio	59.7%	61.0%	67.8%	61.1%
Total non-cat loss and ALAE ratio	54.3%	52.6%	71.2%	55.6%
Total Loss and ALAE ratio	64.4%	59.2%	70.9%	63.2%
ULAE ratio	6.2%	6.0%	5.2%	6.0%
Total Loss and LAE ratio	70.6%	65.2%	76.1%	69.2%
Expense ratio	30.6%	40.7%	96.2%	36.2%
Combined ratio	101.2%	105.9%	172.3%	105.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$282.4	$227.3	$138.5	$648.2
Net earned premiums	286.5	227.5	124.2	638.2
Losses and LAE incurred:
Cat loss and ALAE	35.7	20.9	2.9	59.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	2.2	(23.2)	1.4	(19.6)
Current accident year non-cat loss and ALAE	169.8	137.0	81.8	388.6
Total non-cat loss and ALAE	172.0	113.8	83.2	369.0
Total Loss and ALAE	207.7	134.7	86.1	428.5
ULAE	19.1	12.8	5.0	36.9
Total Loss and LAE	226.8	147.5	91.1	465.4
Underwriting expenses	83.7	88.3	46.1	218.1
Net underwriting loss	$(24.0)	$(8.3)	$(13.0)	$(45.3)

Cat loss and ALAE ratio	12.5%	9.2%	2.3%	9.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	0.8%	(10.2)%	1.2%	(3.1)%
Current accident year non-cat loss and ALAE ratio	59.2%	60.2%	65.9%	60.9%
Total non-cat loss and ALAE ratio	60.0%	50.0%	67.1%	57.8%
Total Loss and ALAE ratio	72.5%	59.2%	69.4%	67.1%
ULAE ratio	6.7%	5.6%	4.0%	5.8%
Total Loss and LAE ratio	79.2%	64.8%	73.4%	72.9%
Expense ratio	29.6%	38.8%	33.3%	33.7%
Combined ratio	108.8%	103.6%	106.7%	106.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line for our personal insurance segment for the three and six months ended June 30, 2018 and 2017:
Table 1

($ in millions)
Three months ended June 30, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$106.2	$72.1	$6.6	$184.9
Net earned premiums	99.1	60.4	5.4	164.9
Losses and LAE incurred:
Cat loss and ALAE	3.8	22.3	1.0	27.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(7.2)	(2.9)	(0.5)	(10.6)
Current accident year non-cat loss and ALAE	64.8	25.9	3.6	94.3
Total non-cat loss and ALAE	57.6	23.0	3.1	83.7
Total Loss and ALAE	61.4	45.3	4.1	110.8
ULAE	5.9	4.6	0.2	10.7
Total Loss and LAE	67.3	49.9	4.3	121.5
Underwriting expenses	31.4	22.8	2.4	56.6
Net underwriting gain (loss)	$0.4	$(12.3)	$(1.3)	$(13.2)

Cat loss and ALAE ratio	3.9%	36.9%	18.2%	16.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.2)%	(4.8)%	(9.8)%	(6.4)%
Current accident year non-cat loss and ALAE ratio	65.3%	43.0%	65.6%	57.2%
Total non-cat loss and ALAE ratio	58.1%	38.2%	55.8%	50.8%
Total Loss and ALAE ratio	62.0%	75.1%	74.0%	67.2%
ULAE ratio	6.0%	7.6%	5.2%	6.5%
Total Loss and LAE ratio	68.0%	82.7%	79.2%	73.7%
Expense ratio	29.5%	31.5%	36.1%	30.6%
Combined ratio	97.5%	114.2%	115.3%	104.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
Three months ended June 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$86.2	$59.6	$4.6	$150.4
Net earned premiums	83.7	54.5	4.7	142.9
Losses and LAE incurred:
Cat loss and ALAE	2.7	11.1	(0.3)	13.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.2)	(0.9)	2.0	(0.1)
Current accident year non-cat loss and ALAE	62.2	27.9	1.7	91.8
Total non-cat loss and ALAE	61.0	27.0	3.7	91.7
Total Loss and ALAE	63.7	38.1	3.4	105.2
ULAE	5.6	3.4	0.2	9.2
Total Loss and LAE	69.3	41.5	3.6	114.4
Underwriting expenses	23.0	18.3	1.7	43.0
Net underwriting loss	$(8.6)	$(5.3)	$(0.6)	$(14.5)

Cat loss and ALAE ratio	3.2%	20.4%	(5.5)%	9.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.4)%	(1.7)%	43.0%	(0.1)%
Current accident year non-cat loss and ALAE ratio	74.2%	51.2%	35.2%	64.2%
Total non-cat loss and ALAE ratio	72.8%	49.5%	78.2%	64.1%
Total Loss and ALAE ratio	76.0%	69.9%	72.7%	73.6%
ULAE ratio	6.8%	6.2%	7.1%	6.5%
Total Loss and LAE ratio	82.8%	76.1%	79.8%	80.1%
Expense ratio	26.7%	30.7%	35.2%	28.5%
Combined ratio	109.5%	106.8%	115.0%	108.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Six months ended June 30, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$208.1	$126.4	$12.1	$346.6
Net earned premiums	192.6	118.3	10.3	321.2
Losses and LAE incurred:
Cat loss and ALAE	3.9	27.0	1.4	32.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(11.2)	(5.7)	(0.3)	(17.2)
Current accident year non-cat loss and ALAE	131.7	54.3	5.6	191.6
Total non-cat loss and ALAE	120.5	48.6	5.3	174.4
Total Loss and ALAE	124.4	75.6	6.7	206.7
ULAE	10.9	8.6	0.5	20.0
Total Loss and LAE	135.3	84.2	7.2	226.7
Underwriting expenses	60.3	41.0	4.7	106.0
Net underwriting loss	$(3.0)	$(6.9)	$(1.6)	$(11.5)

Cat loss and ALAE ratio	2.1%	22.8%	13.3%	10.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.8)%	(4.8)%	(2.9)%	(5.4)%
Current accident year non-cat loss and ALAE ratio	68.3%	45.9%	53.9%	59.7%
Total non-cat loss and ALAE ratio	62.5%	41.1%	51.0%	54.3%
Total Loss and ALAE ratio	64.6%	64.0%	64.3%	64.4%
ULAE ratio	5.6%	7.2%	5.3%	6.2%
Total Loss and LAE ratio	70.2%	71.2%	69.6%	70.6%
Expense ratio	29.0%	32.4%	39.0%	30.6%
Combined ratio	99.2%	103.6%	108.6%	101.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Six months ended June 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$168.8	$104.8	$8.8	$282.4
Net earned premiums	166.9	110.0	9.6	286.5
Losses and LAE incurred:
Cat loss and ALAE	5.9	29.1	0.7	35.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.8)	1.9	2.1	2.2
Current accident year non-cat loss and ALAE	118.6	48.0	3.2	169.8
Total non-cat loss and ALAE	116.8	49.9	5.3	172.0
Total Loss and ALAE	122.7	79.0	6.0	207.7
ULAE	10.3	8.1	0.7	19.1
Total Loss and LAE	133.0	87.1	6.7	226.8
Underwriting expenses	46.6	33.8	3.3	83.7
Net underwriting loss	$(12.7)	$(10.9)	$(0.4)	$(24.0)

Cat loss and ALAE ratio	3.5%	26.5%	7.0%	12.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.1)%	1.7%	21.4%	0.8%
Current accident year non-cat loss and ALAE ratio	71.4%	43.6%	34.1%	59.2%
Total non-cat loss and ALAE ratio	70.3%	45.3%	55.5%	60.0%
Total Loss and ALAE ratio	73.5%	71.8%	62.5%	72.5%
ULAE ratio	6.2%	7.4%	8.1%	6.7%
Total Loss and LAE ratio	79.7%	79.2%	70.6%	79.2%
Expense ratio	27.6%	32.2%	36.8%	29.6%
Combined ratio	107.3%	111.4%	107.4%	108.8%

The personal insurance segment's net written premiums for the three and six months ended June 30, 2018 increased 23.0% and 22.7%, respectively, compared to the same 2017 periods (Tables 1 - 4). The premium growth was driven by personal auto rate increases, new business growth and a higher level of policies in force in both personal auto and homeowners attributable to production generated through State Auto Connect.
The personal insurance segment's SAP catastrophe loss ratios for the three and six months ended June 30, 2018, increased 6.9 points and improved 2.4 points, respectively, when compared to the same 2017 periods. The second quarter 2018 was impacted by weather events, primarily wind and hail. Weather related catastrophe events for the six months ended June 30, 2018, were less severe than catastrophe events impacting our results for the same 2017 period. During the first quarter 2017, widespread storms impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018, improved 13.3 points and 5.7 points, respectively, compared to the same 2017 periods (Tables 1 - 4).
The personal auto SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2018 improved 14.7 and 7.8 points, respectively, compared to the same 2017 periods (Tables 1 - 4). The quarter and year to date 2018 current accident year loss and ALAE ratios improved 8.9 points and 3.1 points, respectively, compared to the same 2017 periods. Favorable development of prior accident year losses for the three and six months ended June 30, 2018, improved the loss ratios by 7.2 points and 5.8 points, respectively, compared to 1.4 points and 1.1 points, respectively, for the same 2017 periods. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The homeowners SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018, improved 11.3 points and 4.2 points, respectively, compared to the same 2017 periods. The second quarter 2018 improvement compared to the same 2017 period was primarily due to (i) a decrease in non-catastrophe weather losses and (ii) greater favorable development of prior accident year losses (4.8 points compared to 1.7 points for the three months ended June 30, 2017). The year to date 2018 improvement was due to favorable development of prior accident year losses of 4.8 points compared to adverse development of 1.7 points during the same 2017 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line for our commercial insurance segment for the three and six months ended June 30, 2018 and 2017:
Table 5

($ in millions)
Three months ended June 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$21.4	$31.6	$32.3	$17.6	$12.7	5.2	$120.8
Net earned premiums	18.7	30.3	28.3	22.6	11.1	4.6	115.6
Losses and LAE incurred:
Cat loss and ALAE	0.6	4.5	3.8	—	1.7	—	10.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.1)	(4.2)	2.1	(3.6)	(1.5)	(1.3)	(9.6)
Current accident year non-cat loss and ALAE	11.0	18.6	15.7	13.9	6.4	1.7	67.3
Total non-cat loss and ALAE	9.9	14.4	17.8	10.3	4.9	0.4	57.7
Total Loss and ALAE	10.5	18.9	21.6	10.3	6.6	0.4	68.3
ULAE	1.1	1.7	1.5	1.5	0.7	0.3	6.8
Total Loss and LAE	11.6	20.6	23.1	11.8	7.3	0.7	75.1
Underwriting expenses	9.5	13.9	12.3	6.4	5.4	1.8	49.3
Net underwriting (loss) gain	$(2.4)	$(4.2)	$(7.1)	$4.4	$(1.6)	2.1	$(8.8)

Cat loss and ALAE ratio	2.9%	14.8%	13.5%	—%	14.8%	—%	9.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.7)%	(14.0)%	7.6%	(15.9)%	(13.8)%	(27.0)%	(8.3)%
Current accident year non-cat loss and ALAE ratio	59.4%	61.8%	55.2%	61.2%	58.0%	34.2%	58.2%
Total non-cat loss and ALAE ratio	53.7%	47.8%	62.8%	45.3%	44.2%	7.2%	49.9%
Total Loss and ALAE ratio	56.6%	62.6%	76.3%	45.3%	59.0%	7.2%	59.0%
ULAE ratio	5.9%	5.7%	5.5%	7.2%	6.3%	5.4%	6.0%
Total Loss and LAE ratio	62.5%	68.3%	81.8%	52.5%	65.3%	12.6%	65.0%
Expense ratio	44.0%	43.9%	38.0%	36.1%	42.4%	36.4%	40.7%
Combined ratio	106.5%	112.2%	119.8%	88.6%	107.7%	49.0%	105.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended June 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$19.9	$31.8	$30.6	$19.6	$11.5	$3.8	$117.2
Net earned premiums	19.3	31.9	27.5	22.8	9.6	3.4	114.5
Losses and LAE incurred:
Cat loss and ALAE	0.3	5.4	4.0	—	1.3	—	11.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.6)	(3.0)	(6.3)	(2.8)	(0.8)	(1.1)	(15.6)
Current accident year non-cat loss and ALAE	12.1	18.9	14.5	15.8	7.6	1.8	70.7
Total non-cat loss and ALAE	10.5	15.9	8.2	13.0	6.8	0.7	55.1
Total Loss and ALAE	10.8	21.3	12.2	13.0	8.1	0.7	66.1
ULAE	1.0	1.7	1.0	1.4	0.7	0.3	6.1
Total Loss and LAE	11.8	23.0	13.2	14.4	8.8	1.0	72.2
Underwriting expenses	8.0	13.5	10.7	6.7	4.2	1.8	44.9
Net underwriting (loss) gain	$(0.5)	$(4.6)	$3.6	$1.7	$(3.4)	$0.6	$(2.6)

Cat loss and ALAE ratio	1.6%	16.9%	14.6%	—%	14.0%	0.3%	9.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(8.1)%	(9.3)%	(23.0)%	(12.4)%	(8.2)%	(33.6)%	(13.6)%
Current accident year non-cat loss and ALAE ratio	62.4%	58.8%	52.7%	69.5%	79.0%	56.1%	61.7%
Total non-cat loss and ALAE ratio	54.3%	49.5%	29.7%	57.1%	70.8%	22.5%	48.1%
Total Loss and ALAE ratio	55.9%	66.4%	44.3%	57.1%	84.8%	22.8%	57.8%
ULAE ratio	5.1%	5.5%	3.9%	6.0%	6.5%	4.8%	5.2%
Total Loss and LAE ratio	61.0%	71.9%	48.2%	63.1%	91.3%	27.6%	63.0%
Expense ratio	40.1%	42.6%	35.1%	33.9%	36.0%	50.6%	38.3%
Combined ratio	101.1%	114.5%	83.3%	97.0%	127.3%	78.2%	101.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Six months ended June 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$40.0	$62.0	$61.0	$42.0	$24.2	$9.7	$238.9
Net earned premiums	37.1	60.7	56.4	45.4	22.1	8.8	230.5
Losses and LAE incurred:
Cat loss and ALAE	0.6	7.7	5.3	—	1.6	—	15.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.6)	(4.7)	(3.4)	(5.9)	(1.2)	0.5	(19.3)
Current accident year non-cat loss and ALAE	23.4	36.8	37.2	29.0	10.6	3.7	140.7
Total non-cat loss and ALAE	18.8	32.1	33.8	23.1	9.4	4.2	121.4
Total Loss and ALAE	19.4	39.8	39.1	23.1	11.0	4.2	136.6
ULAE	2.3	3.0	3.0	3.8	1.0	0.6	13.7
Total Loss and LAE	21.7	42.8	42.1	26.9	12.0	4.8	150.3
Underwriting expenses	17.6	27.7	23.6	14.4	10.2	3.8	97.3
Net underwriting (loss) gain	$(2.2)	$(9.8)	$(9.3)	$4.1	$(0.1)	$0.2	$(17.1)

Cat loss and ALAE ratio	1.5%	12.7%	9.4%	—%	7.2%	—%	6.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(12.3)%	(7.8)%	(6.0)%	(12.9)%	(5.5)%	5.6%	(8.4)%
Current accident year non-cat loss and ALAE ratio	63.3%	60.6%	66.0%	63.6%	47.7%	41.6%	61.0%
Total non-cat loss and ALAE ratio	51.0%	52.8%	60.0%	50.7%	42.2%	47.2%	52.6%
Total Loss and ALAE ratio	52.5%	65.5%	69.4%	50.7%	49.4%	47.2%	59.2%
ULAE ratio	6.1%	5.0%	5.4%	8.6%	4.8%	6.2%	6.0%
Total Loss and LAE ratio	58.6%	70.5%	74.8%	59.3%	54.2%	53.4%	65.2%
Expense ratio	43.9%	44.7%	38.8%	34.3%	42.1%	39.4%	40.7%
Combined ratio	102.5%	115.2%	113.6%	93.6%	96.3%	92.8%	105.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 8

($ in millions)
Six months ended June 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$38.3	$62.3	$56.4	$41.3	$21.4	$7.6	$227.3
Net earned premiums	38.8	63.2	54.5	44.3	19.0	7.7	227.5
Losses and LAE incurred:
Cat loss and ALAE	0.6	9.5	7.1	—	3.7	—	20.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(3.1)	(5.0)	(5.3)	(4.7)	(0.8)	(4.3)	(23.2)
Current accident year non-cat loss and ALAE	26.5	34.6	30.5	30.4	11.1	3.9	137.0
Total non-cat loss and ALAE	23.4	29.6	25.2	25.7	10.3	(0.4)	113.8
Total Loss and ALAE	24.0	39.1	32.3	25.7	14.0	(0.4)	134.7
ULAE	2.1	2.6	2.6	3.6	1.4	0.5	12.8
Total Loss and LAE	26.1	41.7	34.9	29.3	15.4	0.1	147.5
Underwriting expenses	15.6	26.8	20.7	13.6	7.8	3.8	88.3
Net underwriting (loss) gain	$(2.9)	$(5.3)	$(1.1)	$1.4	$(4.2)	$3.8	$(8.3)

Cat loss and ALAE ratio	1.6%	15.0%	13.1%	—%	19.7%	0.1%	9.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(8.0)%	(7.9)%	(9.7)%	(10.6)%	(4.3)%	(55.5)%	(10.2)%
Current accident year non-cat loss and ALAE ratio	68.2%	54.7%	56.0%	68.6%	58.6%	51.1%	60.2%
Total non-cat loss and ALAE ratio	60.2%	46.8%	46.3%	58.0%	54.3%	(4.4)%	50.0%
Total Loss and ALAE ratio	61.8%	61.8%	59.4%	58.0%	74.0%	(4.3)%	59.2%
ULAE ratio	5.6%	4.1%	4.8%	8.1%	6.8%	4.8%	5.6%
Total Loss and LAE ratio	67.4%	65.9%	64.2%	66.1%	80.8%	0.5%	64.8%
Expense ratio	40.6%	43.0%	36.7%	32.9%	36.3%	51.2%	38.8%
Combined ratio	108.0%	108.9%	100.9%	99.0%	117.1%	51.7%	103.6%

The commercial insurance segment's net written premiums for the three and six months ended June 30, 2018, increased 2.8% and 5.0%, respectively, compared to the same 2017 periods (Tables 5 - 8), due to rate increases and new business growth in most product lines, partially offset by more competitive market conditions in workers' comp.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018 improved 0.6 and 2.6 points, respectively, compared to the same 2017 periods (Tables 5 - 8), primarily driven by lower severity. Year to date 2017 was impacted by the events discussed above.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018 increased 1.8 points and 2.6 points, respectively, compared to the same 2017 periods (Tables 5 - 8), due primarily to less favorable development of prior accident year losses. In addition, year to date 2018 was impacted by (i) higher weather-related losses (freeze claims), and (ii) large fire losses when compared to the same 2017 period.
The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018, improved 0.6 and 9.2 points, respectively, compared to the same 2017 periods. The second quarter and year to date 2018 benefited from fewer large losses when compared to the same 2017 periods. In addition, year to date 2018 was impacted by greater favorable development of prior accident year losses of 12.3 points compared to 8.0 points for the same 2017 period. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended June 30, 2018, improved 1.7 points compared to the same 2017 period driven by greater favorable development of prior accident year losses of 14.0 points compared to 9.3 points for the same 2017 period. The non-catastrophe loss and ALAE ratio for the six months ended June 30, 2018, increased 6.0 points compared to the same 2017 period primarily driven by an increase in (i) weather-related claims, and (ii) large fire losses in the current accident year when compared to the same 2017 period.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2018, increased 33.1 and 13.7 points, respectively, compared to the same 2017 periods. The quarter to date increase was primarily driven by adverse development of prior accident year losses of 7.6 points compared to favorable development of prior accident year losses of 23.0 points for the same 2017 period. Quarter to date adverse development was driven by a small number of construction defect claims from accident years 2008 and prior. The year to date increase was driven by (i) less favorable development of prior accident year losses of 6.0 points compared to 9.7 points for the same 2017 period, (ii) an increase in weather-related claims, and (iii) large fire losses when compared to the same 2017 period.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2018, improved 11.8 and 7.3 points compared to the same 2017 periods due primarily to (i) improved experience in the current accident year, and (ii) greater favorable development of prior accident year losses.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2018, improved 26.6 and 12.1 points, respectively, compared to the same 2017 periods, primarily due to (i) greater favorable development of prior accident year losses, and (ii) fewer large losses. Slightly offsetting the improvement was a second quarter 2018 large fire loss that added 18.0 points and 9.0 points, respectively, to the quarter and year to date 2018 loss ratios. The three and six months ended June 30, 2017 were also impacted by large fire losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following tables set forth certain key performance indicators by major product line for our specialty insurance segment for the three and six months ended June 30, 2018 and 2017:
Table 9

($ in millions)
Three months ended June 30, 2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(2.6)	$5.7	$(0.7)	$2.4
Net earned premiums	2.1	19.6	5.3	27.0
Losses and LAE incurred:
Cat loss and ALAE	(0.1)	—	(0.1)	(0.2)
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	0.6	0.9	0.6	2.1
Current accident year non-cat loss and ALAE	0.2	13.8	4.0	18.0
Total non-cat loss and ALAE	0.8	14.7	4.6	20.1
Total Loss and ALAE	0.7	14.7	4.5	19.9
ULAE	—	0.9	0.6	1.5
Total Loss and LAE	0.7	15.6	5.1	21.4
Underwriting expenses	0.9	3.3	0.4	4.6
Net underwriting gain (loss)	$0.5	$0.7	$(0.2)	$1.0

Cat loss and ALAE ratio	(5.6)%	—%	(1.4)%	(0.7)%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	27.5%	4.5%	12.2%	7.8%
Current accident year non-cat loss and ALAE ratio	6.5%	70.6%	74.5%	66.4%
Total non-cat loss and ALAE ratio	34.0%	75.1%	86.7%	74.2%
Total Loss and ALAE ratio	28.4%	75.1%	85.3%	73.5%
ULAE ratio	3.1%	4.6%	10.2%	5.6%
Total Loss and LAE ratio	31.5%	79.7%	95.5%	79.1%
Expense ratio	(34.0)%	60.3%	(78.0)%	192.2%
Combined ratio	(2.5)%	140.0%	17.5%	271.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 10

($ in millions)
Three months ended June 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	17.3	$30.7	$25.7	$73.7
Net earned premiums	10.4	25.8	26.5	62.7
Losses and LAE incurred:
Cat loss and ALAE	0.3	—	0.4	0.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	1.2	(0.1)	(0.2)	0.9
Current accident year non-cat loss and ALAE	2.9	17.7	19.0	39.6
Total non-cat loss and ALAE	4.1	17.6	18.8	40.5
Total Loss and ALAE	4.4	17.6	19.2	41.2
ULAE	0.2	1.2	1.6	3.0
Total Loss and LAE	4.6	18.8	20.8	44.2
Underwriting expenses	6.2	10.5	6.6	23.3
Net underwriting loss	$(0.4)	$(3.5)	$(0.9)	$(4.8)

Cat loss and ALAE ratio	2.4%	—%	1.4%	1.0%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	11.6%	(0.2)%	(0.6)%	1.5%
Current accident year non-cat loss and ALAE ratio	29.0%	68.4%	71.6%	63.3%
Total non-cat loss and ALAE ratio	40.6%	68.2%	71.0%	64.8%
Total Loss and ALAE ratio	43.0%	68.2%	72.4%	65.8%
ULAE ratio	1.1%	4.8%	5.8%	4.6%
Total Loss and LAE ratio	44.1%	73.0%	78.2%	70.4%
Expense ratio	36.4%	34.2%	26.0%	31.8%
Combined ratio	80.5%	107.2%	104.2%	102.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 11

($ in millions)
Six months ended June 30, 2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(5.3)	$21.0	$(0.9)	$14.8
Net earned premiums	8.3	45.0	17.4	70.7
Losses and LAE incurred:
Cat loss and ALAE	0.1	—	(0.3)	(0.2)
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	0.4	2.8	(0.8)	2.4
Current accident year non-cat loss and ALAE	2.7	32.4	12.9	48.0
Total non-cat loss and ALAE	3.1	35.2	12.1	50.4
Total Loss and ALAE	3.2	35.2	11.8	50.2
ULAE	0.1	2.0	1.6	3.7
Total Loss and LAE	3.3	37.2	13.4	53.9
Underwriting expenses	2.9	9.6	1.7	14.2
Net underwriting gain (loss)	$2.1	$(1.8)	$2.3	$2.6

Cat loss and ALAE ratio	0.7%	—%	(1.5)%	(0.3)%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	4.0%	6.3%	(4.4)%	3.4%
Current accident year non-cat loss and ALAE ratio	32.8%	72.0%	73.8%	67.8%
Total non-cat loss and ALAE ratio	36.8%	78.3%	69.4%	71.2%
Total Loss and ALAE ratio	37.5%	78.3%	67.9%	70.9%
ULAE ratio	1.7%	4.3%	9.2%	5.2%
Total Loss and LAE ratio	39.2%	82.6%	77.1%	76.1%
Expense ratio	(54.5)%	46.2%	(206.0)%	96.2%
Combined ratio	(15.3)%	128.8%	(128.9)%	172.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 12

($ in millions)
Six months ended June 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$26.5	$57.4	$54.6	$138.5
Net earned premiums	21.4	49.1	53.7	124.2
Losses and LAE incurred:
Cat loss and ALAE	2.4	—	0.5	2.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	1.6	(0.3)	0.1	1.4
Current accident year non-cat loss and ALAE	5.8	35.3	40.7	81.8
Total non-cat loss and ALAE	7.4	35.0	40.8	83.2
Total Loss and ALAE	9.8	35.0	41.3	86.1
ULAE	(0.2)	2.2	3.0	5.0
Total Loss and LAE	9.6	37.2	44.3	91.1
Underwriting expenses	11.0	20.1	15.0	46.1
Net underwriting gain (loss)	$0.8	$(8.2)	$(5.6)	(13.0)

Cat loss and ALAE ratio	11.1%	—%	0.9%	2.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	7.7%	(0.5)%	0.3%	1.2%
Current accident year non-cat loss and ALAE ratio	27.4%	71.7%	75.7%	65.9%
Total non-cat loss and ALAE ratio	35.1%	71.2%	76.0%	67.1%
Total Loss and ALAE ratio	46.2%	71.2%	76.9%	69.4%
ULAE ratio	(1.2)%	4.6%	5.6%	4.0%
Total Loss and LAE ratio	45.0%	75.8%	82.5%	73.4%
Expense ratio	41.9%	35.0%	27.5%	33.3%
Combined ratio	86.9%	110.8%	110.0%	106.7%

As a result of our decision to exit specialty business, the specialty insurance segment's net written premiums for the three and six months ended June 30, 2018 decreased 96.7% and 89.3%, respectively, compared the same 2017 periods (Tables 9 - 12).
The specialty insurance segment’s SAP loss and ALAE ratios for the three and six months ended June 30, 2018 increased 7.7 points and 1.5 points, respectively, compared to the same 2017 periods (Tables 9 - 12) driven by increases in the non-cat loss and ALAE ratios of 9.4 points and 4.1 points respectively. The second quarter and year to date 2018 were impacted by adverse development of prior accident year losses of 7.8 points and 3.4 points, respectively, compared to 1.5 points and 1.2 points, respectively, for the same 2017 periods. The second quarter 2018 was impacted by adverse development across all products and year to date 2018 was primarily impacted by adverse development in E&S casualty. The E&S casualty quarter and year to date 2018 adverse development was due primarily to development within our general liability and healthcare books of business. The programs quarter to date 2018 adverse development for prior accident years was driven by increased ultimate loss estimates for commercial auto coverages, although, year to date changes in prior accident year ultimate loss estimates were favorable.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30			Six months ended June 30
	2018	2017	$ Change	2018	2017	$ Change
	(Redundancy)/Deficiency			(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(7.2)	$(1.2)	$(6.0)	$(11.2)	$(1.8)	$(9.4)
Homeowners	(2.9)	(0.9)	(2.0)	(5.7)	1.9	(7.6)
Other Personal	(0.5)	2.0	(2.5)	(0.3)	2.1	(2.4)
Total Personal Insurance Segment	(10.6)	(0.1)	(10.5)	(17.2)	2.2	(19.4)

Commercial Insurance Segment:
Commercial Auto	(1.1)	(1.6)	0.5	(4.6)	(3.1)	(1.5)
Small Commercial Package	(4.2)	(3.0)	(1.2)	(4.7)	(5.0)	0.3
Middle Market Commercial	2.1	(6.3)	8.4	(3.4)	(5.3)	1.9
Workers' Compensation	(3.6)	(2.8)	(0.8)	(5.9)	(4.7)	(1.2)
Farm & Ranch	(1.5)	(0.8)	(0.7)	(1.2)	(0.8)	(0.4)
Other Commercial	(1.3)	(1.1)	(0.2)	0.5	(4.3)	4.8
Total Commercial Insurance Segment	(9.6)	(15.6)	6.0	(19.3)	(23.2)	3.9

Specialty Insurance Segment:
E&S Property	0.6	1.2	(0.6)	0.4	1.6	(1.2)
E&S Casualty	0.9	(0.1)	1.0	2.8	(0.3)	3.1
Programs	0.6	(0.2)	0.8	(0.8)	0.1	(0.9)
Total Specialty Insurance Segment	2.1	0.9	1.2	2.4	1.4	1.0

Cat Loss and ALAE	1.1	0.6	0.5	0.5	(1.6)	2.1
ULAE	(0.9)	(1.5)	0.6	(4.7)	(4.2)	(0.5)
Total	$(17.9)	$(15.7)	$(2.2)	$(38.3)	$(25.4)	$(12.9)

For further information, see the "Personal Insurance Segment," "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at June 30, 2018 and December 31, 2017:

($ millions)	June 30, 2018	December 31, 2017	$ Change
Personal Insurance Segment:
Personal Auto	$185.3	$191.8	$(6.5)
Homeowners	66.3	50.5	$15.8
Other Personal	16.5	13.8	$2.7
Total Personal Insurance Segment	268.1	256.1	12.0
Commercial Insurance Segment:
Commercial Auto	83.7	92.1	(8.4)
Small Commercial Package	124.2	124.5	(0.3)
Middle Market Commercial	152.9	151.4	1.5
Workers’ Compensation	195.5	193.4	2.1
Farm & Ranch	18.8	16.4	2.4
Other Commercial	28.1	26.5	1.6
Total Commercial Insurance Segment	603.2	604.3	(1.1)
Specialty Insurance Segment:
E&S Property	43.0	64.8	(21.8)
E&S Casualty	186.9	176.8	10.1
Programs	128.2	150.5	(22.3)
Total Specialty Insurance Segment	358.1	392.1	(34.0)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,229.4	$1,252.5	$(23.1)

Losses and loss expenses payable decreased $23.1 million since December 31, 2017 primarily due to the settlement of hurricane Harvey and hurricane Irma claims in E&S property and the run-off of programs business. Partially offsetting the decrease is (i) a higher level of current accident year weather-related losses, predominantly in homeowners, and (ii) exposure growth and higher prior accident year loss estimates in E&S casualty. We continued to write business in E&S casualty in the second quarter of 2018 pursuant to the negotiated contracts.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expense ratio for the three and six months ended June 30, 2018, were 36.2% and 35.7%, respectively, compared to 34.3% and 34.7%, respectively, for the same 2017 periods. The second quarter and year to date 2018 increases were primarily due to (i) an increase in agent and associate incentive compensation, (ii) an increase in report ordering costs and (iii) the impact of our technology investments, including amortization and system and infrastructure support.
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
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment gain" in the condensed consolidated statements of income for the three and six months ended June 30, 2018.
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from major rating services. If there is a split rating, we assign the lowest rating obtained. At June 30, 2018, there was one fixed maturity investment rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2017 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2018 and December 31, 2017:

($ millions)	June 30, 2018	% of Total	December 31, 2017	% of Total
Cash and cash equivalents	$40.8	1.5	$91.5	3.3
Fixed maturities, at fair value:
Fixed maturities	2,021.5	74.6	2,037.0	73.2
Treasury inflation-protected securities	156.5	5.8	155.8	5.6
Total fixed maturities	2,178.0	80.4	2,192.8	78.8
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.5
Equity securities:
Large-cap securities	92.0	3.4	96.8	3.5
Mutual and exchange traded funds	270.8	10.0	268.5	9.7
Total equity securities	362.8	13.4	365.3	13.2
Other invested assets:
International funds	43.2	1.6	45.2	1.6
Other invested assets	10.9	0.4	10.8	0.4
Total other invested assets	54.1	2.0	56.0	2.0
Other invested assets, at cost	5.6	0.1	5.6	0.2
Total portfolio	$2,711.3	100.0	$2,781.2	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$50.2	$50.2
Due after 1 year through 5 years	583.6	573.8
Due after 5 years through 10 years	350.4	346.2
Due after 10 years	418.2	426.5
U.S. government agencies mortgage-backed securities	804.5	781.3
Total	$2,206.9	$2,178.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.27 and 4.23 as of June 30, 2018, and December 31, 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2018 and 2017:

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Gross investment income:
Fixed maturities	$16.9	$15.9	$33.0	$31.7
Equity securities	3.1	2.0	5.6	3.7
Other	1.8	1.5	3.5	3.0
Total gross investment income	21.8	19.4	42.1	38.4
Less: Investment expenses	0.3	0.3	0.7	0.6
Net investment income	$21.5	$19.1	$41.4	$37.8

Average invested assets (at cost)	$2,699.9	$2,544.0	$2,639.1	$2,535.8
Annualized investment yield	3.2%	3.0%	3.1%	3.0%
Annualized investment yield, after tax	2.6%	2.2%	2.6%	2.2%
Net investment income, after tax	$17.5	$13.9	$33.9	$27.6
Effective tax rate	18.7%	27.3%	18.1%	27.0%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and six months ended June 30, 2018 and 2017:

($ in millions)	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.3	$45.5	$2.0	$57.5	$1.7	$60.9	$2.3	$108.2
Equity securities	1.7	10.5	14.6	42.1	5.0	75.6	24.3	87.2
Other invested assets	—	—	0.1	0.2	0.1	0.7	0.1	0.5
Total realized gains	3.0	56.0	16.7	99.8	6.8	137.2	26.7	195.9
Realized losses:
Equity securities:
Sales	(0.4)	3.8	(0.1)	2.2	(0.6)	6.2	(0.2)	4.7
OTTI	—	—	(0.8)	—	—	—	(2.9)	—
Other invested assets	—	0.4	—	—	—	—	—	—
Total realized losses	(0.4)	4.2	(0.9)	2.2	(0.6)	6.2	(3.1)	4.7
Net realized gains on investments	$2.6	$60.2	$15.8	$102.0	$6.2	$143.4	$23.6	$200.6

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2017 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2018 and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2018, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2018:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$419.1	$6.3	19	$(10.1)	36	$415.3
Obligations of states and political subdivisions	447.0	8.8	86	(1.3)	18	454.5
Corporate securities	536.3	1.7	16	(11.1)	68	526.9
U.S. government agencies mortgage-backed securities	804.5	2.3	26	(25.5)	101	781.3
Total available-for-sale fixed maturities	$2,206.9	$19.1	147	$(48.0)	223	$2,178.0

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at June 30, 2018, and December 31, 2017, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2018:

($ millions)	June 30, 2018	December 31, 2017	$ Change
Available-for-sale investments:
Unrealized holding (losses) gains:
Fixed maturities	$(28.9)	$19.7	$(48.6)
Equity securities[1]	—	46.7	(46.7)
Other invested assets[1]	—	30.2	(30.2)
Unrealized (losses) gains	(28.9)	96.6	(125.5)
Net deferred federal income tax (benefit) liability	6.1	(30.6)	36.7
Unrealized (losses) gains, net of tax	$(22.8)	$66.0	$(88.8)
[1] Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 and equity securities and other invested assets are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities and other invested assets are now recognized in net income.

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2018, and December 31, 2017. As of June 30, 2018, we do not hold any Level 3 assets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2018 and 2017, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Income before federal income taxes	$7.7	$11.9	$4.4	$7.9
Federal income tax expense (benefit):
Current	—	0.2	(1.0)	0.1
Deferred	1.7	3.0	1.5	2.4
Total federal income tax expense	1.7	3.2	0.5	2.5
Net income	$6.0	$8.7	$3.9	$5.4

The effective tax rates for the three and six months ended June 30, 2018, were 21.7% and 10.8%, respectively, compared to 15.7% and 9.4%, respectively, for the same 2017 periods.
For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2018.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2018, and December 31, 2017, we had $40.8 million and $91.5 million, respectively, in cash and cash equivalents, and $2,594.9 million and $2,614.1 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.0 million and $9.3 million of securities on deposit with insurance regulators as required by law at June 30, 2018, and December 31, 2017; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $22.2 million compared to cash provided by operating activities of $21.4 million for the six months ended June 30, 2018, and 2017, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity.
Cash used in investing activities was $33.6 million and $19.1 million for the six months ended June 30, 2018, and 2017, respectively. The change was primarily driven by less fixed maturity security sales executed during the six months ended June 30, 2018 compared to the same 2017 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by financing activities was $5.1 million and cash used in financing activities was $4.6 million for the six months ended June 30, 2018, and 2017 respectively. The increase was primarily due to greater proceeds from stock option exercises in the first half of 2018 compared to the same 2017 period.
Borrowing Arrangements
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of June 30, 2018, no advances have been made under the OLC.
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
FHLB Loans
State Auto P&C has outstanding two term loans with the FHLB in the principal amounts of $21.5 million and $85.0 million, respectively (the “2016 FHLB Loan” and "2018 FHLB Loan", respectively). The 2016 FHLB Loan is a five-year term loan and may be called (prepaid) after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%.
On May 17, 2018, State Auto P&C refinanced its $85.0 million loan (the "2013 FHLB loan") for a period of fifteen years at a fixed rate of 3.96%. The new loan (the "2018 FHLB loan") provides for interest-only payments during its term, with principal due in full at maturity. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the three and six months ended June 30, 2018.
The 2016 and 2018 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2018, and 2017 were 6.50% and 5.40%, respectively.
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
The State Auto Group has an adverse development reinsurance agreement implemented at the end of 2014, providing $40.0 million of coverage for adverse development in excess of carried reserves for terminated restaurant program business previously underwritten by a MGU-subsidiary of State Auto Mutual.
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2018. Under this reinsurance agreement, we retain the first $75.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $125.0 million of covered loss, each occurrence. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $75.0 million up to $200.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $200.0 million.
Property Per Risk Treaty
As of July 1, 2018, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $4.0 million. Claims arising from named storms and earthquake for E&S property are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $4.0 million retention for property business up to $20.0 million of covered loss.
Casualty and Workers' Compensation Treaties
As of July 1, 2018, the State Auto Group renewed the casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $3.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million. E&S casualty and programs risks are not subject to this casualty excess of loss reinsurance agreement.
Also, certain unusual claim situations involving extra contractual obligations, excess of policy limits, LAE coverage and multiple policy or coverage loss occurrences arising from bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by a Clash reinsurance agreement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This Clash reinsurance coverage sits above the $7.0 million excess of $3.0 million arrangement. Policies underwritten by the E&S casualty and programs units are not subject to this casualty excess of loss reinsurance agreement.
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
As of July 1, 2018, the State Auto Group terminated its reinsurance coverage for E&S casualty and program casualty risks on a run-off basis, meaning treaty coverage remains in place only for those E&S casualty and program casualty policies with effective dates prior to July 1, 2018, until the expiration of these policies.
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
The liability of the reinsurers under this agreement will not exceed any of the following: $4.0 million as to any one occurrence with respect to property and auto physical damage losses (increased from $3.0 million effective July 1, 2018), $1.0 million as to any occurrence with respect to auto liability losses, and $1.0 million any occurrence/$2.0 million any aggregate with respect to general liability losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The rates for all of our treaty reinsurance agreements are negotiated annually.
Regulatory Considerations
At June 30, 2018, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (i) requires equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (vi) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (vii) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The guidance was effective beginning January 1, 2018. The adoption of this guidance resulted in the recognition of $60.8 million of net unrealized gains (net of tax) as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased accumulated other comprehensive income (“AOCI”) by the same amount. Changes in the fair value of equity securities and other invested assets previously identified as available-for-sale are reported in "other loss". At December 31, 2017, equity securities and other invested assets were classified as available-for-sale on the Company's balance sheet; however, upon adoption, the guidance eliminated the available-for-sale balance sheet classification for equity securities and other invested assets.
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
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance was effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of the guidance did not impact how the Company recognizes revenue; thus, there was no impact to its' results of operations or consolidated financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance was effective beginning January 1, 2018. The Company adopted this guidance effective January 1, 2018 and it did not impact the Company's cash flows.

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
CREDIT AND FINANCIAL STRENGTH RATINGS
On June 12, 2018, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
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

State Auto Financial Corporation

Date: August 7, 2018	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)