Form 10-Q
period 2018-09-30
State Auto Financial CORP
filed 2018-11-05
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Yes  ☐    No   ☒
On October 30, 2018, the Registrant had 43,146,858 Common Shares outstanding.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2018	December 31, 2017
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,185.2 and $2,173.1, respectively)	$2,141.6	$2,192.8
Equity securities	376.3	365.3
Other invested assets	54.5	56.0
Other invested assets, at cost	5.6	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,648.0	2,689.7
Cash and cash equivalents	49.5	91.5
Accrued investment income and other assets	39.5	36.5
Deferred policy acquisition costs (affiliated net assumed $50.1 and $57.2, respectively)	104.5	110.3
Reinsurance recoverable on losses and loss expenses payable	5.0	3.1
Prepaid reinsurance premiums	6.8	6.4
Due from affiliate	10.6	—
Current federal income taxes	5.9	4.8
Net deferred federal income taxes	62.3	58.8
Property and equipment, at cost	7.1	7.3
Total assets	$2,939.2	$3,008.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $619.4 and $711.4, respectively)	$1,198.7	$1,255.6
Unearned premiums (affiliated net assumed $121.7 and $187.9, respectively)	595.6	611.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.1
Pension and postretirement benefits (affiliated $28.0 and $34.8, respectively)	52.1	64.5
Due to affiliate	—	2.7
Other liabilities (affiliated net assumed $70.0 and $15.5, respectively)	101.4	76.7
Total liabilities	2,069.8	2,133.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 49.8 and 49.2 shares issued, respectively, at stated value of $2.50 per share	124.5	123.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(117.0)	(116.8)
Additional paid-in capital	188.6	171.8
Accumulated other comprehensive (loss) income (affiliated net ceded $47.7 and $50.7, respectively)	(68.3)	36.7
Retained earnings	741.6	660.3
Total stockholders’ equity	869.4	875.0
Total liabilities and stockholders’ equity	$2,939.2	$3,008.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2018	2017
Earned premiums (affiliated net assumed $71.9 and $115.3, respectively)	$306.8	$319.0
Net investment income (affiliates $1.3 and $1.3, respectively)	20.8	18.7
Net investment gain
Total other-than-temporary impairment losses	—	(0.6)
Other investment gain	17.8	20.8
Total net investment gain	17.8	20.2
Other income from affiliates	0.6	0.5
Total revenues	346.0	358.4

Losses and loss expenses (affiliated net assumed $34.7 and $128.9, respectively)	191.0	253.5
Acquisition and operating expenses (affiliated net ceded $26.8 and affiliated net assumed $78.9, respectively)	110.9	112.7
Interest expense (affiliates $0.2 and $0.2, respectively)	1.2	1.5
Other expenses	1.9	1.9
Total expenses	305.0	369.6
Income (loss) before federal income taxes	41.0	(11.2)
Federal income tax expense (benefit):
Current	(0.1)	(0.1)
Deferred	7.7	(1.6)
Total federal income tax expense (benefit)	7.6	(1.7)
Net income (loss)	$33.4	$(9.5)
Earnings (loss) per common share:
Basic	$0.78	$(0.23)
Diluted	$0.76	$(0.23)
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2018	2017
Earned premiums (affiliated net assumed $251.1 and $349.0, respectively)	$929.2	$957.2
Net investment income (affiliates $3.7 and $3.7, respectively)	62.2	56.5
Net investment gain
Total other-than-temporary impairment losses	—	(3.5)
Other investment gain	18.2	47.3
Total net investment gain	18.2	43.8
Other income from affiliates	1.8	1.7
Total revenues	1,011.4	1,059.2

Losses and loss expenses (affiliated net assumed $105.4 and $298.8, respectively)	621.1	718.2
Acquisition and operating expenses (affiliated net assumed $52.3 and $231.0, respectively)	333.0	334.1
Interest expense (affiliates $0.7 and $0.6, respectively)	4.5	4.4
Other expenses	7.4	5.8
Total expenses	966.0	1,062.5
Income (loss) before federal income taxes	45.4	(3.3)
Federal income tax expense (benefit):
Current	(1.1)	—
Deferred	9.2	0.8
Total federal income tax expense	8.1	0.8
Net income (loss)	$37.3	$(4.1)
Earnings (loss) per common share:
Basic	$0.87	$(0.10)
Diluted	$0.86	$(0.10)
Dividends paid per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2018
Net income	$33.4
Other comprehensive income, net of tax:
Net unrealized holding losses on fixed maturities:
Unrealized holding losses	(14.7)
Reclassification adjustments for gains realized in net income	—
Income tax benefit	3.1
Total net unrealized holding losses on fixed maturities	(11.6)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.4)
Net actuarial loss	2.2
Income tax expense	(0.2)
Total net unrecognized benefit plan obligations	0.6
Other comprehensive loss	(11.0)
Comprehensive income	$22.5

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2017
Net loss	$(9.5)
Other comprehensive income, net of tax:
Net unrealized holding losses on investments:
Unrealized holding gains	11.0
Reclassification adjustments for gains realized in net income	(20.2)
Income tax benefit	3.2
Total net unrealized holding losses on investments	(6.0)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.3)
Net actuarial loss	2.1
Income tax expense	(0.3)
Total net unrecognized benefit plan obligations	0.5
Other comprehensive loss	(5.5)
Comprehensive loss	$(15.0)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2018
Net income	$37.3
Other comprehensive income, net of tax:
Net unrealized holding losses on fixed maturities:
Unrealized holding losses	(61.6)
Reclassification adjustments for gains realized in net income	(1.7)
Income tax benefit	13.3
Total net unrealized holding losses on fixed maturities	(50.0)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.1)
Net actuarial loss	6.4
Income tax expense	(0.5)
Total net unrecognized benefit plan obligations	1.8
Other comprehensive loss	(48.2)
Comprehensive loss	$(10.9)

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2017
Net loss	$(4.1)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains	65.6
Reclassification adjustments for gains realized in net income	(43.8)
Income tax expense	(7.6)
Total net unrealized holding gains on investments	14.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.1)
Net actuarial loss	6.1
Income tax expense	(0.8)
Total net unrecognized benefit plan obligations	1.2
Other comprehensive income	15.4
Comprehensive income	$11.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2018	2017
Cash flows from operating activities:
Net income (loss)	$37.3	$(4.1)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	6.7	9.9
Share-based compensation	6.7	3.0
Net investment gain	(18.2)	(43.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	5.8	7.2
Accrued investment income and other assets	(3.0)	2.0
Postretirement and pension benefits	(10.6)	(9.1)
Other liabilities and due to/from affiliates, net	11.8	(15.1)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(2.3)	(1.9)
Losses and loss expenses payable	(56.9)	98.9
Unearned premiums	(16.2)	12.7
Deferred tax expense on share-based awards	—	1.3
Federal income taxes	8.6	(0.3)
Net cash (used in) provided by operating activities	(30.3)	60.7
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(267.0)	(409.2)
Purchases of equity securities	(82.2)	(104.1)
Purchases of other invested assets	(1.1)	(1.0)
Maturities, calls and pay downs of fixed maturities available-for-sale	180.4	192.1
Sales of fixed maturities available-for-sale	69.7	156.3
Sales of equity securities	89.3	171.3
Sales of other invested assets	0.9	0.8
Net cash (used in) provided by investing activities	(10.0)	6.2
Cash flows from financing activities:
Proceeds from issuance of common stock	11.7	6.0
Payments to acquire treasury stock	(0.2)	(0.2)
Payment of dividends	(12.8)	(12.7)
Payment of prepayment fee	(0.4)	—
Net cash used in financing activities	(1.7)	(6.9)
Net (decrease) increase in cash and cash equivalents	(42.0)	60.0
Cash and cash equivalents at beginning of period	91.5	51.1
Cash and cash equivalents at end of period	$49.5	$111.1
Supplemental disclosures:
Interest paid (affiliates $0.7 and $0.6, respectively)	$4.5	$4.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at September 30, 2018 and December 31, 2017:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$409.4	$4.3	$(11.7)	$402.0
Obligations of states and political subdivisions	434.8	6.0	(2.0)	438.8
Corporate securities	535.6	1.7	(11.4)	525.9
U.S. government agencies mortgage-backed securities	805.4	1.7	(32.2)	774.9
Total available-for-sale fixed maturities	$2,185.2	$13.7	$(57.3)	$2,141.6

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	$(6.2)	$436.9
Obligations of states and political subdivisions	507.1	19.1	(0.4)	525.8
Corporate securities	527.5	4.5	(2.3)	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	(11.4)	700.4
Total fixed maturities	2,173.1	40.0	(20.3)	2,192.8
Equity securities:
Large-cap securities	62.4	35.1	(0.7)	96.8
Mutual and exchange traded funds	256.2	21.6	(9.3)	268.5
Total equity securities	318.6	56.7	(10.0)	365.3
Other invested assets	25.8	30.2	—	56.0
Total available-for-sale securities	$2,517.5	$126.9	$(30.3)	$2,614.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$106.1	$(2.1)	15	$221.6	$(9.6)	29	$327.7	$(11.7)	44
Obligations of states and political subdivisions	130.7	(1.8)	19	23.3	(0.2)	3	154.0	(2.0)	22
Corporate securities	352.9	(5.7)	46	114.3	$(5.7)	19	467.2	$(11.4)	65
U.S. government agencies mortgage-backed securities	390.1	(11.8)	54	303.1	(20.4)	52	693.2	(32.2)	106
Total temporarily impaired securities	$979.8	$(21.4)	134	$662.3	$(35.9)	103	$1,642.1	$(57.3)	237

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.4	$(0.6)	18	$196.1	$(5.6)	22	$298.5	$(6.2)	40
Obligations of states and political subdivisions	58.6	(0.4)	10	—	—	—	58.6	(0.4)	10
Corporate securities	153.2	(1.3)	23	67.3	(1.0)	10	220.5	(2.3)	33
U.S. government agencies mortgage-backed securities	188.6	(2.9)	31	252.2	(8.5)	41	440.8	(11.4)	72
Total fixed maturities	502.8	(5.2)	82	515.6	(15.1)	73	1,018.4	(20.3)	155
Equity securities:
Large-cap equity securities	4.4	(0.7)	4	—	—	—	4.4	(0.7)	4
Mutual and exchange traded funds	66.9	(9.3)	1	—	—	—	66.9	(9.3)	1
Total equity securities	71.3	(10.0)	5	—	—	—	71.3	(10.0)	5
Total temporarily impaired securities	$574.1	$(15.2)	87	$515.6	$(15.1)	73	$1,089.7	$(30.3)	160

The Company reviewed its investments at September 30, 2018, and determined that no other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$28.1	$28.0
Due after 1 year through 5 years	587.1	576.4
Due after 5 years through 10 years	369.9	364.2
Due after 10 years	394.7	398.1
U.S. government agencies mortgage-backed securities	805.4	774.9
Total	$2,185.2	$2,141.6

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2018, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fixed maturities with fair values of $8.9 million and $9.3 million were on deposit with insurance regulators as required by law at September 30, 2018, and December 31, 2017, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Fixed maturities	$16.4	$15.4	$49.4	$47.1
Equity securities	3.0	2.0	8.6	5.7
Cash and cash equivalents, and other	1.7	1.6	5.2	4.6
Investment income	21.1	19.0	63.2	57.4
Investment expenses	0.3	0.3	1.0	0.9
Net investment income	$20.8	$18.7	$62.2	$56.5

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $159.9 million and $328.4 million for the nine months ended September 30, 2018, and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Realized gains:
Fixed maturities	$—	$0.4	$1.7	$2.7
Equity securities	1.0	20.9	6.0	45.2
Other invested assets	—	—	—	0.1
Total realized gains	1.0	21.3	7.7	48.0
Realized losses on securities:
Sales of equity securities	—	(0.5)	(0.6)	(0.7)
OTTI	—	(0.6)	—	(3.5)
Total equity securities realized losses	—	(1.1)	(0.6)	(4.2)
Net realized gain on investments	$1.0	$20.2	$7.1	$43.8

Net unrealized gain (loss) on investments(1)
Equity securities	16.4	$—	$12.8	$—
Other invested assets	0.4	—	(1.7)	—
Net unrealized gain on investments	16.8	—	11.1	—
Net investment gain	$17.8	$20.2	$18.2	$43.8

Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(14.7)	$0.4	$(63.3)	$15.8
Equity securities	—	(12.1)	—	(1.9)
Other invested assets	—	2.5	—	7.9
Deferred federal income tax liability	3.1	3.2	13.3	(7.6)
Change in net unrealized holding (losses) gains, net of tax	$(11.6)	$(6.0)	$(50.0)	$14.2

(1)Unrealized holding gains (losses) recognized during the period on securities still held at the reporting date

3. Fair Value of Financial Instruments
Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.

•
Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2018, and December 31, 2017, the Company did not adjust any of the prices received from the pricing service.
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2018, and 2017.
Equities
The fair value of each equity security is based on an observable market price for an identical asset in an active market and is priced by the same pricing service discussed above. All equity securities are recorded using unadjusted market prices and have been disclosed in Level 1.
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $43.3 million and $45.2 million at September 30, 2018, and December 31, 2017, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at September 30, 2018 and December 31, 2017:

($ millions)	Total	Level 1	Level 2
September 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$402.0	$—	$402.0
Obligations of states and political subdivisions	438.8	—	438.8
Corporate securities	525.9	—	525.9
U.S. government agencies mortgage-backed securities	774.9	—	774.9
Total available-for-sale fixed maturities	2,141.6	—	2,141.6
Equity securities:
Large-cap securities	95.6	95.6	—
Mutual and exchange traded funds	280.7	280.7	—
Total equity securities	376.3	376.3	—
Other invested assets	11.2	11.2	—
Total investments	$2,529.1	$387.5	$2,141.6

($ millions)	Total	Level 1	Level 2
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$436.9	$—	$436.9
Obligations of states and political subdivisions	525.8	—	525.8
Corporate securities	529.7	—	529.7
U.S. government agencies mortgage-backed securities	700.4	—	700.4
Total fixed maturities	2,192.8	—	2,192.8
Equity securities:
Large-cap securities	96.8	96.8	—
Mutual and exchange traded funds	268.5	268.5	—
Total equity securities	365.3	365.3	—
Other invested assets	10.8	10.8	—
Total available-for-sale investments	$2,568.9	$376.1	$2,192.8

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2018, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2018			December 31, 2017
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$72.5	7.00%	$70.0	$72.6	7.00%

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

($ millions, except interest rates)	September 30, 2018			December 31, 2017
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$20.6	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, July 2013 with fixed interest	—	—	—%	85.4	85.7	5.03%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	86.4	3.96%	—	—	—%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.52%	15.2	15.2	5.68%
Total notes payable	$122.0	$122.2		$122.1	$121.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the nine months ended September 30, 2018 and 2017:

($ millions)	2018	2017
Losses and loss expenses payable, at beginning of period	$1,255.6	$1,181.6
Less: reinsurance recoverable on losses and loss expenses payable	3.1	3.6
Net balance at beginning of period	1,252.5	1,178.0
Incurred related to:
Current year	678.7	752.8
Prior years	(57.6)	(34.6)
Total incurred	621.1	718.2
Paid related to:
Current year	314.1	302.0
Prior years	365.8	318.3
Total paid	679.9	620.3
Net balance at end of period	1,193.7	1,275.9
Plus: reinsurance recoverable on losses and loss expenses payable	5.0	4.9
Losses and loss expenses payable, at end of period	$1,198.7	$1,280.8

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the nine months ended September 30, 2018, of $57.6 million compared to favorable development of $34.6 million for the same 2017 period. Favorable development of prior years' unallocated loss adjustment expenses was approximately $6.7 million of the 2018 development. Partially offsetting the favorable development was $1.3 million of unfavorable development in catastrophe reserves. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $56.4 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $18.5 million of favorable development, primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years, and homeowners contributed $7.2 million of favorable development, spread across several accident years. In the commercial insurance segment, workers' compensation, small commercial package, commercial auto, and middle market commercial contributed $8.4 million, $6.5 million, $5.7 million, $5.3 million, and respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $4.2 million. The specialty insurance segment was impacted by $3.4 million and $0.9 million of adverse development in E&S casualty and programs, respectively. The E&S casualty adverse development for prior accident years was due primarily to development within our healthcare and general liability books of business. The programs quarter and year to date 2018 adverse development for prior accident years was driven by increased ultimate loss estimates for commercial auto coverages.
The Company recorded favorable development related to prior years’ loss and loss expense reserves for the nine months ended September 30, 2017 of $34.6 million compared to adverse development of $33.4 million for the same 2016 period. Favorable development of prior years' unallocated loss adjustment expenses and catastrophe reserves was approximately $4.4 million and $1.8 million, respectively, for the nine months ended September 30, 2017. The favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $33.1 million of favorable development in the commercial insurance segment. Slightly offsetting the favorable development was adverse development in the specialty and personal insurance segments of $2.6 million and $2.1 million, respectively. The specialty insurance segment was impacted by $3.0 million of adverse development in E&S property, driven by higher than anticipated severity for liability coverages on business in run-off. The personal insurance segment, homeowners contributed $1.9 million of adverse development, primarily from accident year 2016, and other personal contributed $2.5 million of adverse development, driven by higher than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the adverse development was $2.3 million of favorable development in personal auto, primarily driven by lower than anticipated severity emerging from accident years 2014 and 2015.

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
Effective June 1, 2017, State Auto P&C entered into a quota share agreement with Home State County Mutual Insurance Company ("Home State") to assume 100% of the business issued under this agreement defined as Texas Private Passenger Automobile.  Home State receives a variable fee (capped at 2%) in consideration for this arrangement.
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
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Premiums earned:
Assumed from external insurers and reinsurers	$17.3	$2.3	$41.9	$4.7
Assumed under Pooling Arrangement	306.8	319.0	929.2	957.2
Ceded to external insurers and reinsurers	(5.9)	(4.9)	(16.7)	(17.1)
Ceded under Pooling Arrangement	(234.9)	(203.7)	(678.1)	(608.2)
Net assumed premiums earned	$83.3	$112.7	$276.3	$336.6
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$10.9	$2.2	$34.2	$4.7
Assumed under Pooling Arrangement	183.1	254.0	591.4	719.5
Ceded to external insurers and reinsurers	(1.9)	(2.7)	(3.4)	(3.7)
Ceded under Pooling Arrangement	(148.4)	(125.1)	(486.0)	(420.7)
Net assumed losses and loss expenses incurred	$43.7	$128.4	$136.3	$299.8

6. Notes Payable and Open Line of Credit
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of September 30, 2018, no advances had been made under the OLC.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

FHLB Loans
On May 17, 2018, State Auto P&C refinanced its $85.0 million loan (the "2013 FHLB loan") for a period of fifteen years at a fixed rate of 3.96%. The new loan (the "2018 FHLB loan") provides for interest-only payments during its term, with principal due in full at maturity. The 2018 FHLB loan is fully secured by a pledge of specific investment securities of State Auto P&C. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the nine months ended September 30, 2018.
7. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
Amount at statutory rate	$8.6	21.0%	$(3.9)	35.0%	$9.5	21.0%	$(1.2)	35.0%
Tax-exempt interest and dividends received deduction	(0.5)	(1.3)	(1.4)	12.4	(1.7)	(3.8)	(4.4)	131.8
Other, net	(0.5)	(1.1)	3.6	(32.6)	0.3	0.6	5.1	(151.7)
Federal income tax expense (benefit)	7.6	18.6%	(1.7)	14.8%	8.1	17.8%	$(0.5)	15.1%
Deferred tax expense on share-based awards	—		—		—		1.3
Federal income tax expense (benefit)	$7.6		$(1.7)		$8.1		$0.8

The 2017 10-K discusses enactment of the TCJA on December 22, 2017, and its impact on the Company's financial results for that period. During the period ended September 30, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance with regard to the uncertainty surrounding the discount factors to be applied for loss reserve discounting for which the Company's accounting for the TCJA is incomplete. The Company expects to complete determination of the effects of the TCJA on its deferred tax assets and liabilities when the IRS releases the discount factors.
8. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.2	$1.4	$—	$—	$3.8	$4.4	$—	$—
Interest cost	2.7	2.9	0.2	0.1	8.0	8.6	0.5	0.5
Expected return on plan assets	(4.5)	(4.2)	—	—	(13.5)	(12.6)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.3)	—	—	(4.1)	(4.1)
Net actuarial loss	2.1	2.0	0.1	0.1	6.2	5.9	0.2	0.2
Net periodic cost (benefit)	$1.5	$2.1	$(1.1)	$(1.1)	$4.5	$6.3	$(3.4)	$(3.4)

The Company contributed $9.8 million to its pension plan for the nine months ended September 30, 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Other Comprehensive Loss and Accumulated Other Comprehensive Loss
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2018	$(20.3)	$(37.0)	$(57.3)
Other comprehensive loss before reclassifications	(11.6)	—	(11.6)
Amounts reclassified from AOCI (a)	—	0.6	0.6
Net current period other comprehensive (loss) income	(11.6)	0.6	(11.0)
Ending balance at September 30, 2018	$(31.9)	$(36.4)	$(68.3)

Beginning balance at July 1, 2017	$83.0	$(29.6)	$53.4
Other comprehensive income before reclassifications	7.2	—	7.2
Amounts reclassified from AOCI (a)	(13.2)	0.5	(12.7)
Net current period other comprehensive (loss) income	(6.0)	0.5	(5.5)
Ending balance at September 30, 2017	$77.0	$(29.1)	$47.9

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2018	$66.0	$(29.3)	$36.7
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(8.9)	(56.8)
Adjusted beginning balance at January 1, 2018	18.1	(38.2)	(20.1)
Other comprehensive loss before reclassifications	(48.7)	—	(48.7)
Amounts reclassified from AOCI (a)	(1.3)	1.8	0.5
Net current period other comprehensive (loss) income	(50.0)	1.8	(48.2)
Ending balance at September 30, 2018	$(31.9)	$(36.4)	$(68.3)

Beginning balance at January 1, 2017	$62.8	$(30.3)	$32.5
Other comprehensive income before reclassifications	42.7	—	42.7
Amounts reclassified from AOCI (a)	(28.5)	1.2	(27.3)
Net current period other comprehensive income	14.2	1.2	15.4
Ending balance at September 30, 2017	$77.0	$(29.1)	$47.9

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2018 and 2017:

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	September 30	Consolidated Statements of Income
2018
Unrealized gains on available-for-sale fixed maturity investments	$—	Realized gain on sale of securities
	—	Total before tax
	—	Tax expense
	—	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.4	(b)
Net actuarial loss	(2.2)	(b)
	(0.8)	Total before tax
	0.2	Tax benefit
	(0.6)	Net of tax
Total reclassifications for the period	$(0.6)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended	Affected line item in the Condensed
Comprehensive Income Components	September 30	Consolidated Statements of Income
2018
Unrealized gains on available-for-sale fixed maturity investments	$1.7	Realized gains on sale of securities
	1.7	Total before tax
	(0.4)	Tax expense
	1.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.1	(b)
Net actuarial loss	(6.4)	(b)
	(2.3)	Total before tax
	0.5	Tax benefit
	(1.8)	Net of tax
Total reclassifications for the period	$(0.5)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)
Details about Accumulated Other	Three months ended	Affected line item in the Condensed
Comprehensive Income Components	September 30	Consolidated Statements of Income
2017
Unrealized gains on available for sale securities	$20.2	Realized gain on sale of securities
	20.2	Total before tax
	(7.0)	Tax expense
	13.2	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.3	(b)
Net actuarial loss	(2.1)	(b)
	(0.8)	Total before tax
	0.3	Tax benefit
	(0.5)	Net of tax
Total reclassifications for the period	$12.7

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine Months Ended	Affected line item in the Condensed
Comprehensive Income Components	September 30	Consolidated Statements of Income
2017
Unrealized gains on available for sale securities	$43.8	Realized gain on sale of securities
	43.8	Total before tax
	(15.3)	Tax expense
	28.5	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.1	(b)
Net actuarial loss	(6.1)	(b)
	(2.0)	Total before tax
	0.8	Tax benefit
	(1.2)	Net of tax
Total reclassifications for the period	$27.3

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Numerator:
Net income (loss) for basic earnings per common share	$33.4	$(9.5)	$37.3	$(4.1)
Denominator:
Weighted average shares for basic earnings (loss) per common share	43.0	42.2	42.8	42.0
Effect of dilutive share-based awards	0.6	—	0.5	—
Adjusted weighted average shares for diluted net earnings (loss) per common share	43.6	42.2	43.3	42.0

Basic net earnings (loss) per common share	$0.78	$(0.23)	$0.87	$(0.10)
Diluted net earnings (loss) per common share	$0.76	$(0.23)	$0.86	$(0.10)

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2018 and 2017:

(shares in millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Total number of antidilutive options and awards	—	0.5	0.1	0.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Revenue from external sources:
Insurance segments
Personal insurance	$173.0	$144.1	$494.2	$430.6
Commercial insurance	115.2	114.3	345.7	341.8
Specialty insurance	18.6	60.6	89.3	184.8
Total insurance segments	306.8	319.0	929.2	957.2
Investment operations segment
Net investment income	20.8	18.7	62.2	56.5
Net investment gain	17.8	20.2	18.2	43.8
Total investment operations segment	38.6	38.9	80.4	100.3
All other	0.6	0.5	1.8	1.7
Total revenue from external sources	346.0	358.4	1,011.4	1,059.2
Intersegment revenue	1.6	1.6	4.8	3.0
Total revenue	347.6	360.0	1,016.2	1,062.2
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.6)	(4.8)	(3.0)
Total consolidated revenues	$346.0	$358.4	$1,011.4	$1,059.2
Segment income before federal income tax:
Insurance segments SAP underwriting gain (loss)
Personal insurance	$6.9	$(7.4)	$(4.6)	$(31.4)
Commercial insurance	(5.2)	1.3	(22.3)	(7.0)
Specialty insurance	1.9	(39.1)	4.5	(52.1)
Total insurance segments gain (loss)	3.6	(45.2)	(22.4)	(90.5)
Investment operations segment
Net investment income	20.8	18.7	62.2	56.5
Net investment gain	17.8	20.2	18.2	43.8
Total investment operations segment	38.6	38.9	80.4	100.3
All other	0.1	0.1	0.3	0.2
Total segment income (loss) before reconciling items	42.3	(6.2)	58.3	10.0
Reconciling items:
GAAP expense adjustments	0.8	(2.8)	(2.6)	(6.3)
Interest expense on corporate debt	(1.2)	(1.5)	(4.5)	(4.4)
Corporate expenses	(0.9)	(0.7)	(5.8)	(2.6)
Total reconciling items	(1.3)	(5.0)	(12.9)	(13.3)
Total consolidated income (loss) before federal income tax expense	$41.0	$(11.2)	$45.4	$(3.3)

Investable assets attributable to the Company’s investment operations segment totaled $2,697.5 million and $2,781.2 million at September 30, 2018, and December 31, 2017, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2018 and December 31, 2017, and for the consolidated statements of income for the three and nine month periods ended September 30, 2018 and 2017. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” and “Specialty Insurance” in Item 1 of the 2017 Form 10-K for more information about our insurance segments. As previously reported, we are exiting our specialty insurance business. Financial information about our reportable segments for 2018 is set forth in Note 11 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 POOLING ARRANGEMENT
The STFC Pooled Companies and the Mutual Pooled Companies participate in a quota share reinsurance pooling arrangement referred to as the “Pooling Arrangement". Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2018 and 2017:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
GAAP Basis:
Total revenues	$346.0	$358.4	$1,011.4	$1,059.2
Income (loss) before federal income taxes	$41.0	$(11.2)	$45.4	$(3.3)
Net income (loss)	$33.4	$(9.5)	$37.3	$(4.1)
Basic earnings (loss) per share	$0.78	$(0.23)	$0.87	$(0.10)
Diluted earnings (loss) per share	$0.76	$(0.23)	$0.86	$(0.10)
Stockholders’ equity	$869.4	$892.2
Return on average equity (LTM)	3.0%	3.2%
Book value per share	$20.24	$21.16
Debt to capital ratio	12.3%	12.0%
Cat loss and ALAE ratio	5.3%	17.6%	6.8%	12.1%
Non-cat loss and LAE ratio	57.0%	61.9%	60.0%	62.9%
Loss and LAE ratio	62.3%	79.5%	66.8%	75.0%
Expense ratio	36.1%	35.3%	35.8%	34.9%
Combined ratio	98.4%	114.8%	102.6%	109.9%
Premium written growth	(2.8)%	(4.3)%	(5.9)%	(1.7)%
Investment yield	3.1%	2.9%	3.1%	3.0%

SAP Basis:
Cat loss and ALAE ratio	5.3%	17.6%	6.8%	12.1%
Non-cat loss and ALAE ratio	51.2%	56.9%	54.2%	57.5%
ULAE ratio	5.9%	5.1%	6.0%	5.6%
Loss and LAE ratio	62.4%	79.6%	67.0%	75.2%
Expense ratio	35.8%	34.3%	36.1%	33.9%
Combined ratio	98.2%	113.9%	103.1%	109.1%

	Twelve months ended September 30
	2018	2017
Net premiums written to surplus	1.4	1.5
Our pre-tax income for the three and nine months ended September 30, 2018, increased $52.2 million and $48.7 million, respectively, compared with the same 2017 periods. The third quarter and year to date 2018 improvements in pre-tax results compared to the same 2017 periods reflect our decision to exit specialty business during the third quarter of 2017. In addition, the personal and commercial insurance segments' net underwriting results improved due primarily to lower non-catastrophe loss and loss expenses compared to the same 2017 periods. The improvement in underwriting results for the three and nine months ended September 30, 2018 compared to the same 2017 periods was partially offset by a decline in net investment gains, primarily due to the adoption of ASU 2016-01 effective January 1, 2018 (see further discussion below).
Net investment gains for the three and nine months ended September 30, 2018 decreased $2.4 million and $25.6 million, respectively, quarter and year to date 2018 compared to the same 2017 periods, while net investment income increased by $2.1 million and $5.7 million, respectively. Effective January 1, 2018, we adopted ASU 2016-01, which requires changes in fair value for equity securities and other invested assets still held to be reported through net income. Net investment gains for the three and nine months ended September 30, 2018 declined compared to the same 2017 periods due to (i) fewer sales transactions and (ii) the impact of the adoption of ASU 2016-01.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments
We measure our top-line growth for our insurance segments based on net written premiums, which provides us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the “policy term.” As such, our written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired term of the policies.
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
The following tables set forth certain key performance indicators for our insurance segments for the three and nine months ended September 30, 2018 and 2017:

($ in millions)
Three months ended September 30, 2018	Personal	Commercial	Specialty	Total

Net written premiums	$195.3	$117.6	$(0.5)	$312.4
Net earned premiums	173.0	115.2	18.6	306.8
Losses and LAE incurred:
Cat loss and ALAE	12.8	3.1	0.4	16.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(9.6)	(10.3)	1.8	(18.1)
Current accident year non-cat loss and ALAE	91.9	71.8	11.4	175.1
Total non-cat loss and ALAE	82.3	61.5	13.2	157.0
Total Loss and ALAE	95.1	64.6	13.6	173.3
ULAE	10.7	6.6	0.8	18.1
Total Loss and LAE	105.8	71.2	14.4	191.4
Underwriting expenses	60.3	49.2	2.3	111.8
Net underwriting gain (loss)	$6.9	$(5.2)	$1.9	$3.6

Cat loss and ALAE ratio	7.4%	2.7%	2.2%	5.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.6)%	(8.9)%	9.4%	(5.9)%
Current accident year non-cat loss and ALAE ratio	53.1%	62.4%	62.1%	57.1%
Total non-cat loss and ALAE ratio	47.5%	53.5%	71.5%	51.2%
Total Loss and ALAE ratio	54.9%	56.2%	73.7%	56.5%
ULAE ratio	6.2%	5.7%	3.9%	5.9%
Total Loss and LAE ratio	61.1%	61.9%	77.6%	62.4%
Expense ratio	30.9%	41.8%	(439.2)%	35.8%
Combined ratio	92.0%	103.7%	(361.6)%	98.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended September 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$165.5	$117.3	$38.5	$321.3
Net earned premiums	144.1	114.3	60.6	319.0
Losses and LAE incurred:
Cat loss and ALAE	8.0	4.4	43.7	56.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.1)	(9.9)	1.2	(8.8)
Current accident year non-cat loss and ALAE	85.4	67.7	37.2	190.3
Total non-cat loss and ALAE	85.3	57.8	38.4	181.5
Total Loss and ALAE	93.3	62.2	82.1	237.6
ULAE	8.9	5.6	1.9	16.4
Total Loss and LAE	102.2	67.8	84.0	254.0
Underwriting expenses	49.3	45.2	15.7	110.2
Net underwriting (loss) gain	$(7.4)	$1.3	$(39.1)	$(45.2)

Cat loss and ALAE ratio	5.6%	3.8%	72.2%	17.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.1)%	(8.6)%	1.7%	(2.8)%
Current accident year non-cat loss and ALAE ratio	59.3%	59.2%	61.5%	59.7%
Total non-cat loss and ALAE ratio	59.2%	50.6%	63.2%	56.9%
Total Loss and ALAE ratio	64.8%	54.4%	135.4%	74.5%
ULAE ratio	6.1%	5.0%	3.2%	5.1%
Total Loss and LAE ratio	70.9%	59.4%	138.6%	79.6%
Expense ratio	29.8%	38.5%	40.8%	34.3%
Combined ratio	100.7%	97.9%	179.4%	113.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Nine months ended September 30, 2018	Personal	Commercial	Specialty	Total

Net written premiums	$541.9	$356.5	$14.3	$912.7
Net earned premiums	494.2	345.7	89.3	929.2
Losses and LAE incurred:
Cat loss and ALAE	45.1	18.3	0.2	63.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(26.8)	(29.6)	4.2	(52.2)
Current accident year non-cat loss and ALAE	283.5	212.5	59.4	555.4
Total non-cat loss and ALAE	256.7	182.9	63.6	503.2
Total Loss and ALAE	301.8	201.2	63.8	566.8
ULAE	30.7	20.3	4.5	55.5
Total Loss and LAE	332.5	221.5	68.3	622.3
Underwriting expenses	166.3	146.5	16.5	329.3
Net underwriting (loss) gain	$(4.6)	$(22.3)	$4.5	$(22.4)

Cat loss and ALAE ratio	9.1%	5.3%	0.2%	6.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.4)%	(8.5)%	4.6%	(5.6)%
Current accident year non-cat loss and ALAE ratio	57.4%	61.5%	66.6%	59.8%
Total non-cat loss and ALAE ratio	52.0%	53.0%	71.2%	54.2%
Total Loss and ALAE ratio	61.1%	58.3%	71.4%	61.0%
ULAE ratio	6.2%	5.9%	5.0%	6.0%
Total Loss and LAE ratio	67.3%	64.2%	76.4%	67.0%
Expense ratio	30.7%	41.1%	115.9%	36.1%
Combined ratio	98.0%	105.3%	192.3%	103.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Nine months ended September 30, 2017	Personal	Commercial	Specialty	Total

Net written premiums	$447.9	$344.6	$176.9	$969.4
Net earned premiums	430.6	341.8	184.8	957.2
Losses and LAE incurred:
Cat loss and ALAE	43.7	25.4	46.6	115.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	2.1	(33.1)	2.6	(28.4)
Current accident year non-cat loss and ALAE	255.2	204.6	119.0	578.8
Total non-cat loss and ALAE	257.3	171.5	121.6	550.4
Total Loss and ALAE	301.0	196.9	168.2	666.1
ULAE	28.0	18.4	6.9	53.3
Total Loss and LAE	329.0	215.3	175.1	719.4
Underwriting expenses	133.0	133.5	61.8	328.3
Net underwriting loss	$(31.4)	$(7.0)	$(52.1)	$(90.5)

Cat loss and ALAE ratio	10.2%	7.4%	25.2%	12.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	0.5%	(9.7)%	1.4%	(3.0)%
Current accident year non-cat loss and ALAE ratio	59.3%	59.9%	64.4%	60.5%
Total non-cat loss and ALAE ratio	59.8%	50.2%	65.8%	57.5%
Total Loss and ALAE ratio	70.0%	57.6%	91.0%	69.6%
ULAE ratio	6.5%	5.4%	3.7%	5.6%
Total Loss and LAE ratio	76.5%	63.0%	94.7%	75.2%
Expense ratio	29.7%	38.7%	35.0%	33.9%
Combined ratio	106.2%	101.7%	129.7%	109.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line for our personal insurance segment for the three and nine months ended September 30, 2018 and 2017:
Table 1

($ in millions)
Three months ended September 30, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$110.7	$76.6	$8.0	$195.3
Net earned premiums	103.5	63.7	5.8	173.0
Losses and LAE incurred:
Cat loss and ALAE	0.9	11.1	0.8	12.8
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(7.3)	(1.5)	(0.8)	(9.6)
Current accident year non-cat loss and ALAE	61.9	27.6	2.4	91.9
Total non-cat loss and ALAE	54.6	26.1	1.6	82.3
Total Loss and ALAE	55.5	37.2	2.4	95.1
ULAE	6.8	3.8	0.1	10.7
Total Loss and LAE	62.3	41.0	2.5	105.8
Underwriting expenses	32.6	24.9	2.8	60.3
Net underwriting gain (loss)	$8.6	$(2.2)	$0.5	$6.9

Cat loss and ALAE ratio	0.8%	17.4%	13.7%	7.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.1)%	(2.3)%	(14.5)%	(5.6)%
Current accident year non-cat loss and ALAE ratio	59.8%	43.2%	43.0%	53.1%
Total non-cat loss and ALAE ratio	52.7%	40.9%	28.5%	47.5%
Total Loss and ALAE ratio	53.5%	58.3%	42.2%	54.9%
ULAE ratio	6.6%	5.9%	1.1%	6.2%
Total Loss and LAE ratio	60.1%	64.2%	43.3%	61.1%
Expense ratio	29.5%	32.6%	34.4%	30.9%
Combined ratio	89.6%	96.8%	77.7%	92.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 2

($ in millions)
Three months ended September 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$96.5	$64.1	$4.9	$165.5
Net earned premiums	84.9	54.6	4.6	144.1
Losses and LAE incurred:
Cat loss and ALAE	2.5	5.1	0.4	8.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.5)	—	0.4	(0.1)
Current accident year non-cat loss and ALAE	60.3	24.0	1.1	85.4
Total non-cat loss and ALAE	59.8	24.0	1.5	85.3
Total Loss and ALAE	62.3	29.1	1.9	93.3
ULAE	5.5	3.2	0.2	8.9
Total Loss and LAE	67.8	32.3	2.1	102.2
Underwriting expenses	26.8	20.9	1.6	49.3
Net underwriting (loss) gain	$(9.7)	$1.4	$0.9	$(7.4)

Cat loss and ALAE ratio	3.0%	9.3%	8.3%	5.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.6)%	—%	7.6%	(0.1)%
Current accident year non-cat loss and ALAE ratio	71.0%	44.1%	25.8%	59.3%
Total non-cat loss and ALAE ratio	70.4%	44.1%	33.4%	59.2%
Total Loss and ALAE ratio	73.4%	53.4%	41.7%	64.8%
ULAE ratio	6.5%	5.8%	2.8%	6.1%
Total Loss and LAE ratio	79.9%	59.2%	44.5%	70.9%
Expense ratio	27.7%	32.6%	35.8%	29.8%
Combined ratio	107.6%	91.8%	80.3%	100.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Nine months ended September 30, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$318.8	$203.0	$20.1	$541.9
Net earned premiums	296.1	182.0	16.1	494.2
Losses and LAE incurred:
Cat loss and ALAE	4.8	38.1	2.2	45.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(18.5)	(7.2)	(1.1)	(26.8)
Current accident year non-cat loss and ALAE	193.6	81.9	8.0	283.5
Total non-cat loss and ALAE	175.1	74.7	6.9	256.7
Total Loss and ALAE	179.9	112.8	9.1	301.8
ULAE	17.7	12.4	0.6	30.7
Total Loss and LAE	197.6	125.2	9.7	332.5
Underwriting expenses	92.9	65.9	7.5	166.3
Net underwriting gain (loss)	$5.6	$(9.1)	$(1.1)	$(4.6)

Cat loss and ALAE ratio	1.6%	20.9%	13.5%	9.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.3)%	(3.9)%	(7.1)%	(5.4)%
Current accident year non-cat loss and ALAE ratio	65.4%	45.0%	50.0%	57.4%
Total non-cat loss and ALAE ratio	59.1%	41.1%	42.9%	52.0%
Total Loss and ALAE ratio	60.7%	62.0%	56.4%	61.1%
ULAE ratio	6.0%	6.8%	3.7%	6.2%
Total Loss and LAE ratio	66.7%	68.8%	60.1%	67.3%
Expense ratio	29.1%	32.5%	37.2%	30.7%
Combined ratio	95.8%	101.3%	97.3%	98.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Nine months ended September 30, 2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$265.3	$168.9	$13.7	$447.9
Net earned premiums	251.8	164.6	14.2	430.6
Losses and LAE incurred:
Cat loss and ALAE	8.4	34.2	1.1	43.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(2.3)	1.9	2.5	2.1
Current accident year non-cat loss and ALAE	178.9	72.0	4.3	255.2
Total non-cat loss and ALAE	176.6	73.9	6.8	257.3
Total Loss and ALAE	185.0	108.1	7.9	301.0
ULAE	15.8	11.3	0.9	28.0
Total Loss and LAE	200.8	119.4	8.8	329.0
Underwriting expenses	73.4	54.7	4.9	133.0
Net underwriting (loss) gain	$(22.4)	$(9.5)	$0.5	$(31.4)

Cat loss and ALAE ratio	3.3%	20.8%	7.5%	10.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.9)%	1.2%	17.3%	0.5%
Current accident year non-cat loss and ALAE ratio	71.0%	43.7%	30.9%	59.3%
Total non-cat loss and ALAE ratio	70.1%	44.9%	48.2%	59.8%
Total Loss and ALAE ratio	73.4%	65.7%	55.7%	70.0%
ULAE ratio	6.3%	6.8%	6.4%	6.5%
Total Loss and LAE ratio	79.7%	72.5%	62.1%	76.5%
Expense ratio	27.6%	32.4%	36.5%	29.7%
Combined ratio	107.3%	104.9%	98.6%	106.2%

The personal insurance segment's net written premiums for the three and nine months ended September 30, 2018 increased 18.0% and 21.0%, respectively, compared to the same 2017 periods (Tables 1 - 4). Premium growth was driven by personal auto rate increases as well as new business growth for both personal auto and homeowners. The new business growth generated through State Auto Connect resulted in higher levels of policies in force for both personal auto and homeowners for the nine months ended September 30, 2018 compared to the same 2017 period. Partially offsetting the new business growth was a decline in retention primarily resulting from cumulative rate actions taken in personal auto.
The personal insurance segment's SAP catastrophe loss ratio for the three months ended September 30, 2018, increased 1.8 points when compared to the same 2017 period. The third quarter 2018 was impacted by weather events, primarily wind and hail and Hurricane Florence. The personal insurance segment's SAP catastrophe loss ratio for the nine months ended September 30, 2018 improved 1.1 points when compared to the same 2017 period. Weather-related catastrophe events for the nine months ended September 30, 2018, were less severe than catastrophe events impacting our results for the same 2017 period. The catastrophe loss ratio for the nine months ended September 30, 2017 reflected the impact of widespread storms that affected the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia during the first quarter of 2017.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018, improved 11.7 points and 7.8 points, respectively, compared to the same 2017 periods (Tables 1 - 4).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018 improved 17.7 and 11.0 points, respectively, compared to the same 2017 periods (Tables 1 - 4). The quarter and year to date 2018 current accident year loss and ALAE ratios improved 11.2 points and 5.6 points, respectively, compared to the same 2017 periods, primarily due to cumulative rate and underwriting actions, as well as improved claim handling efficiency. Favorable development of prior accident year losses for the three and nine months ended September 30, 2018, improved the loss ratios by 7.1 points and 6.3 points, respectively, compared to 0.6 points and 0.9 points, respectively, for the same 2017 periods. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018, improved 3.2 points and 3.8 points, respectively, compared to the same 2017 periods. The third quarter 2018 improvement compared to the same 2017 period was primarily due to (i) a decrease in non-catastrophe weather losses and (ii) greater favorable development of prior accident year losses (2.3 points compared to no development for the three months ended September 30, 2017). The year to date 2018 improvement was due to favorable development of prior accident year losses of 3.9 points compared to adverse development of 1.2 points during the same 2017 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line for our commercial insurance segment for the three and nine months ended September 30, 2018 and 2017:
Table 5

($ in millions)
Three months ended September 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$19.1	$29.1	$29.8	$24.1	$10.7	4.8	$117.6
Net earned premiums	18.8	30.5	28.6	21.3	11.3	4.7	115.2
Losses and LAE incurred:
Cat loss and ALAE	(0.4)	2.1	0.5	—	0.8	0.1	3.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.1)	(1.8)	(1.9)	(2.5)	(1.0)	(2.0)	(10.3)
Current accident year non-cat loss and ALAE	11.5	18.5	18.7	14.3	6.5	2.3	71.8
Total non-cat loss and ALAE	10.4	16.7	16.8	11.8	5.5	0.3	61.5
Total Loss and ALAE	10.0	18.8	17.3	11.8	6.3	0.4	64.6
ULAE	0.9	1.8	1.6	1.8	0.3	0.2	6.6
Total Loss and LAE	10.9	20.6	18.9	13.6	6.6	0.6	71.2
Underwriting expenses	8.8	12.7	12.5	7.4	5.5	2.3	49.2
Net underwriting (loss) gain	$(0.9)	$(2.8)	$(2.8)	$0.3	$(0.8)	1.8	$(5.2)

Cat loss and ALAE ratio	(1.8)%	6.8%	1.7%	—%	7.3%	1.7%	2.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.9)%	(5.8)%	(6.7)%	(12.0)%	(8.2)%	(42.7)%	(8.9)%
Current accident year non-cat loss and ALAE ratio	60.9%	60.6%	65.3%	67.5%	57.5%	51.0%	62.4%
Total non-cat loss and ALAE ratio	55.0%	54.8%	58.6%	55.5%	49.3%	8.3%	53.5%
Total Loss and ALAE ratio	53.2%	61.6%	60.3%	55.5%	56.6%	10.0%	56.2%
ULAE ratio	5.1%	5.7%	5.4%	8.1%	2.4%	5.5%	5.7%
Total Loss and LAE ratio	58.3%	67.3%	65.7%	63.6%	59.0%	15.5%	61.9%
Expense ratio	46.3%	43.6%	41.7%	30.5%	51.5%	47.3%	41.8%
Combined ratio	104.6%	110.9%	107.5%	94.1%	110.5%	62.8%	103.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended September 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$18.6	$31.4	$28.8	$25.1	$10.1	$3.3	$117.3
Net earned premiums	18.8	33.3	26.7	22.0	10.1	3.4	114.3
Losses and LAE incurred:
Cat loss and ALAE	0.3	2.5	0.4	—	1.2	—	4.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(2.6)	(2.9)	(0.8)	(2.2)	(0.2)	(1.2)	(9.9)
Current accident year non-cat loss and ALAE	13.2	20.3	13.5	14.1	5.1	1.5	67.7
Total non-cat loss and ALAE	10.6	17.4	12.7	11.9	4.9	0.3	57.8
Total Loss and ALAE	10.9	19.9	13.1	11.9	6.1	0.3	62.2
ULAE	1.2	1.7	0.9	1.5	0.2	0.1	5.6
Total Loss and LAE	12.1	21.6	14.0	13.4	6.3	0.4	67.8
Underwriting expenses	7.8	14.1	10.3	7.4	3.7	1.9	45.2
Net underwriting (loss) gain	$(1.1)	$(2.4)	$2.4	$1.2	$0.1	$1.1	$1.3

Cat loss and ALAE ratio	1.6%	7.6%	1.4%	—%	11.7%	—%	3.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(13.6)%	(9.0)%	(3.0)%	(9.6)%	(2.7)%	(33.4)%	(8.6)%
Current accident year non-cat loss and ALAE ratio	70.2%	61.4%	50.4%	63.9%	50.5%	40.2%	59.2%
Total non-cat loss and ALAE ratio	56.6%	52.4%	47.4%	54.3%	47.8%	6.8%	50.6%
Total Loss and ALAE ratio	58.2%	60.0%	48.8%	54.3%	59.5%	6.8%	54.4%
ULAE ratio	5.7%	5.1%	3.3%	6.6%	3.6%	7.8%	5.0%
Total Loss and LAE ratio	63.9%	65.1%	52.1%	60.9%	63.1%	14.6%	59.4%
Expense ratio	42.1%	44.8%	36.0%	29.6%	36.8%	54.4%	38.5%
Combined ratio	106.0%	109.9%	88.1%	90.5%	99.9%	69.0%	97.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Nine months ended September 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$59.1	$91.1	$90.8	$66.1	$34.9	$14.5	$356.5
Net earned premiums	55.9	91.2	85.0	66.7	33.4	13.5	345.7
Losses and LAE incurred:
Cat loss and ALAE	0.2	9.8	5.8	—	2.4	0.1	18.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(5.7)	(6.5)	(5.3)	(8.4)	(2.2)	(1.5)	(29.6)
Current accident year non-cat loss and ALAE	34.9	55.3	55.9	43.3	17.1	6.0	212.5
Total non-cat loss and ALAE	29.2	48.8	50.6	34.9	14.9	4.5	182.9
Total Loss and ALAE	29.4	58.6	56.4	34.9	17.3	4.6	201.2
ULAE	3.2	4.8	4.6	5.6	1.3	0.8	20.3
Total Loss and LAE	32.6	63.4	61.0	40.5	18.6	5.4	221.5
Underwriting expenses	26.4	40.4	36.1	21.8	15.7	6.1	146.5
Net underwriting (loss) gain	$(3.1)	$(12.6)	$(12.1)	$4.4	$(0.9)	$2.0	$(22.3)

Cat loss and ALAE ratio	0.4%	10.8%	6.8%	—%	7.3%	0.6%	5.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(10.1)%	(7.1)%	(6.2)%	(12.6)%	(6.5)%	(11.2)%	(8.5)%
Current accident year non-cat loss and ALAE ratio	62.4%	60.6%	65.7%	64.9%	51.1%	44.9%	61.5%
Total non-cat loss and ALAE ratio	52.3%	53.5%	59.5%	52.3%	44.6%	33.7%	53.0%
Total Loss and ALAE ratio	52.7%	64.3%	66.3%	52.3%	51.9%	34.3%	58.3%
ULAE ratio	5.8%	5.2%	5.4%	8.4%	3.9%	6.0%	5.9%
Total Loss and LAE ratio	58.5%	69.5%	71.7%	60.7%	55.8%	40.3%	64.2%
Expense ratio	44.7%	44.3%	39.7%	32.9%	45.0%	42.0%	41.1%
Combined ratio	103.2%	113.8%	111.4%	93.6%	100.8%	82.3%	105.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 8

($ in millions)
Nine months ended September 30, 2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$56.9	$93.7	$85.2	$66.4	$31.5	$10.9	$344.6
Net earned premiums	57.6	96.5	81.2	66.3	29.1	11.1	341.8
Losses and LAE incurred:
Cat loss and ALAE	0.9	12.0	7.6	—	4.9	—	25.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(5.7)	(7.9)	(6.1)	(6.9)	(1.0)	(5.5)	(33.1)
Current accident year non-cat loss and ALAE	39.7	54.9	43.9	44.5	16.2	5.4	204.6
Total non-cat loss and ALAE	34.0	47.0	37.8	37.6	15.2	(0.1)	171.5
Total Loss and ALAE	34.9	59.0	45.4	37.6	20.1	(0.1)	196.9
ULAE	3.3	4.3	3.5	5.1	1.6	0.6	18.4
Total Loss and LAE	38.2	63.3	48.9	42.7	21.7	0.5	215.3
Underwriting expenses	23.4	40.9	31.0	21.0	11.5	5.7	133.5
Net underwriting (loss) gain	$(4.0)	$(7.7)	$1.3	$2.6	$(4.1)	$4.9	$(7.0)

Cat loss and ALAE ratio	1.6%	12.4%	9.3%	—%	16.9%	0.1%	7.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(9.8)%	(8.2)%	(7.6)%	(10.3)%	(3.6)%	(48.9)%	(9.7)%
Current accident year non-cat loss and ALAE ratio	68.8%	57.0%	54.2%	67.1%	55.7%	47.9%	59.9%
Total non-cat loss and ALAE ratio	59.0%	48.8%	46.6%	56.8%	52.1%	(1.0)%	50.2%
Total Loss and ALAE ratio	60.6%	61.2%	55.9%	56.8%	69.0%	(0.9)%	57.6%
ULAE ratio	5.6%	4.4%	4.3%	7.6%	5.7%	5.6%	5.4%
Total Loss and LAE ratio	66.2%	65.6%	60.2%	64.4%	74.7%	4.7%	63.0%
Expense ratio	41.1%	43.6%	36.4%	31.6%	36.5%	52.2%	38.7%
Combined ratio	107.3%	109.2%	96.6%	96.0%	111.2%	56.9%	101.7%

The commercial insurance segment's net written premiums for the three and nine months ended September 30, 2018, increased 0.4% and 3.4%, respectively, compared to the same 2017 periods (Tables 5 - 8), due to rate increases and new business growth in commercial auto and middle market commercial, and rate increases in farm & ranch. Partially offsetting the increase in written premiums were (i) more competitive market conditions in workers' comp, and (ii) a decline in new business for small commercial.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018 improved 1.1 and 2.1 points, respectively, compared to the same 2017 periods (Tables 5 - 8), primarily driven by lower severity. Year to date 2017 was impacted by the events discussed above in personal insurance.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018 increased 2.9 points and 2.8 points, respectively, compared to the same 2017 periods (Tables 5 - 8). The three months ended September 30, 2018 were primarily impacted by (i) higher non-catastrophe non-weather related losses, primarily attributable to middle market commercial and (ii) an increase in non-catastrophe weather related losses in farm & ranch. In addition, year to date 2018 was impacted by (i) higher weather-related losses, and (ii) large fire losses when compared to the same 2017 period. Year to date 2018 was also impacted by less favorable development of prior accident year losses in other commercial, middle market commercial, and small commercial package.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018, improved 1.6 and 6.7 points, respectively, compared to the same 2017 periods. The third quarter and year to date 2018 benefited from fewer large losses when compared to the same 2017 periods. In addition, quarter to date 2018 reflected less favorable development of prior accident year losses of 5.9 points compared to 13.6 points for the same 2017 period. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years.
The small commercial package SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018, increased 2.4 points and 4.7 points, respectively, compared to the same 2017 periods. Quarter and year to date 2018 were impacted by less favorable development of prior accident year losses of 5.8 points and 7.1 points, respectively, compared to 9.0 points 8.2 points, respectively, for the same 2017 periods. In addition, year to date 2018 was impacted by an increase in (i) weather-related claims and (ii) large fire losses in the current accident year when compared to the same 2017 period.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018, increased 11.2 and 12.9 points, respectively, compared to the same 2017 periods. The quarter to date SAP non-catastrophe loss and ALAE ratio increase was driven by an increase in current accident year losses of 14.9 points, partially offset by greater favorable development of prior accident year losses of 6.7 points compared to 3.0 points for the same 2017 period. Quarter and year to date 2018 were impacted by elevated claim frequency when compared to the same 2017 periods. The year to date increase was also impacted by (i) less favorable development of prior accident year losses of 6.2 points compared to 7.6 points for the same 2017 period, (ii) an increase in weather-related claims, and (iii) large fire losses when compared to the same 2017 period.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2018 increased 1.2 points and improved 4.5 points, respectively, compared to the same 2017 periods. Quarter to date 2018 was impacted by an elevated level of large losses in the current accident year. In addition, quarter and year to date 2018 were impacted by greater favorable development of prior year accident year losses of 12.0 points and 12.6 points, respectively, compared to favorable development of 9.6 points and 10.3 points, respectively, for the same 2017 periods.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2018, increased 1.5 points and improved 7.5 points, respectively, compared to the same 2017 periods. Quarter to date 2018 was impacted by (i) an increase in severe non-cat weather and (ii) increased frequency in farm auto coverages, when compared to the same 2017 period. Quarter and year to date 2018 were also impacted by greater favorable development of prior year accident year losses of 8.2 points and 6.5 points, respectively, compared to favorable development of 2.7 points and 3.6 points, respectively, for the same 2017 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment
The following tables set forth certain key performance indicators by major product line for our specialty insurance segment for the three and nine months ended September 30, 2018 and 2017:
Table 9

($ in millions)
Three months ended September 30, 2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(0.2)	$(0.3)	$—	$(0.5)
Net earned premiums	1.5	15.2	1.9	18.6
Losses and LAE incurred:
Cat loss and ALAE	0.4	—	—	0.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.5)	0.6	1.7	1.8
Current accident year non-cat loss and ALAE	0.6	10.1	0.7	11.4
Total non-cat loss and ALAE	0.1	10.7	2.4	13.2
Total Loss and ALAE	0.5	10.7	2.4	13.6
ULAE	0.1	0.5	0.2	0.8
Total Loss and LAE	0.6	11.2	2.6	14.4
Underwriting expenses	0.4	1.5	0.4	2.3
Net underwriting gain (loss)	$0.5	$2.5	$(1.1)	$1.9

Cat loss and ALAE ratio	27.9%	—%	(0.6)%	2.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(27.5)%	3.6%	85.7%	9.4%
Current accident year non-cat loss and ALAE ratio	37.3%	66.7%	44.8%	62.1%
Total non-cat loss and ALAE ratio	9.8%	70.3%	130.5%	71.5%
Total Loss and ALAE ratio	37.7%	70.3%	129.9%	73.7%
ULAE ratio	4.0%	3.1%	10.6%	3.9%
Total Loss and LAE ratio	41.7%	73.4%	140.5%	77.6%
Expense ratio	(163.8)%	(557.0)%	(3,302.4)%	(439.2)%
Combined ratio	(122.1)%	(483.6)%	(3,161.9)%	(361.6)%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 10

($ in millions)
Three months ended September 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	4.9	$26.3	$7.3	$38.5
Net earned premiums	10.0	27.0	23.6	60.6
Losses and LAE incurred:
Cat loss and ALAE	42.9	0.3	0.5	43.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	1.4	(0.8)	0.6	1.2
Current accident year non-cat loss and ALAE	2.6	18.1	16.5	37.2
Total non-cat loss and ALAE	4.0	17.3	17.1	38.4
Total Loss and ALAE	46.9	17.6	17.6	82.1
ULAE	—	0.7	1.2	1.9
Total Loss and LAE	46.9	18.3	18.8	84.0
Underwriting expenses	3.7	9.4	2.6	15.7
Net underwriting (loss) gain	$(40.6)	$(0.7)	$2.2	$(39.1)

Cat loss and ALAE ratio	430.9%	1.2%	2.1%	72.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	13.6%	(3.0)%	2.1%	1.7%
Current accident year non-cat loss and ALAE ratio	25.0%	66.9%	70.7%	61.5%
Total non-cat loss and ALAE ratio	38.6%	63.9%	72.8%	63.2%
Total Loss and ALAE ratio	469.5%	65.1%	74.9%	135.4%
ULAE ratio	1.0%	2.5%	4.9%	3.2%
Total Loss and LAE ratio	470.5%	67.6%	79.8%	138.6%
Expense ratio	75.1%	35.8%	35.5%	40.8%
Combined ratio	545.6%	103.4%	115.3%	179.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 11

($ in millions)
Nine months ended September 30, 2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(5.5)	$20.7	$(0.9)	$14.3
Net earned premiums	9.8	60.2	19.3	89.3
Losses and LAE incurred:
Cat loss and ALAE	0.5	—	(0.3)	0.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.1)	3.4	0.9	4.2
Current accident year non-cat loss and ALAE	3.3	42.5	13.6	59.4
Total non-cat loss and ALAE	3.2	45.9	14.5	63.6
Total Loss and ALAE	3.7	45.9	14.2	63.8
ULAE	0.2	2.5	1.8	4.5
Total Loss and LAE	3.9	48.4	16.0	68.3
Underwriting expenses	3.3	11.1	2.1	16.5
Net underwriting gain	$2.6	$0.7	$1.2	$4.5

Cat loss and ALAE ratio	4.8%	—%	(1.4)%	0.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.8)%	5.6%	4.4%	4.6%
Current accident year non-cat loss and ALAE ratio	33.5%	70.7%	71.0%	66.6%
Total non-cat loss and ALAE ratio	32.7%	76.3%	75.4%	71.2%
Total Loss and ALAE ratio	37.5%	76.3%	74.0%	71.4%
ULAE ratio	2.0%	4.0%	9.4%	5.0%
Total Loss and LAE ratio	39.5%	80.3%	83.4%	76.4%
Expense ratio	(59.2)%	54.2%	(249.4)%	115.9%
Combined ratio	(19.7)%	134.5%	(166.0)%	192.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 12

($ in millions)
Nine months ended September 30, 2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$31.4	$83.6	$61.9	$176.9
Net earned premiums	31.4	76.1	77.3	184.8
Losses and LAE incurred:
Cat loss and ALAE	45.3	0.3	1.0	46.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	3.0	(1.1)	0.7	2.6
Current accident year non-cat loss and ALAE	8.4	53.4	57.2	119.0
Total non-cat loss and ALAE	11.4	52.3	57.9	121.6
Total Loss and ALAE	56.7	52.6	58.9	168.2
ULAE	(0.2)	2.9	4.2	6.9
Total Loss and LAE	56.5	55.5	63.1	175.1
Underwriting expenses	14.7	29.5	17.6	61.8
Net underwriting loss	$(39.8)	$(8.9)	$(3.4)	(52.1)

Cat loss and ALAE ratio	144.4%	0.4%	1.2%	25.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	9.6%	(1.4)%	0.8%	1.4%
Current accident year non-cat loss and ALAE ratio	26.6%	70.0%	74.2%	64.4%
Total non-cat loss and ALAE ratio	36.2%	68.6%	75.0%	65.8%
Total Loss and ALAE ratio	180.6%	69.0%	76.2%	91.0%
ULAE ratio	(0.5)%	3.9%	5.4%	3.7%
Total Loss and LAE ratio	180.1%	72.9%	81.6%	94.7%
Expense ratio	47.1%	35.2%	28.4%	35.0%
Combined ratio	227.2%	108.1%	110.0%	129.7%

As a result of our decision to exit specialty business, the specialty insurance segment's net written premiums for the three and nine months ended September 30, 2018 decreased compared to the same 2017 periods (Tables 9 - 12).
As earned premiums for the specialty insurance segment continues to run-off, the related loss and LAE ratios will reflect increasing volatility. The specialty insurance segment’s SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018 improved 70.0 points and 25.0 points, respectively, compared to the same 2017 periods (Tables 9 - 12) which were impacted by Hurricanes Harvey and Irma.
The specialty insurance segment's SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2018 reflect adverse development from prior accident years in E&S casualty and programs. The E&S casualty quarter to date 2018 adverse development was primarily within our umbrella and general liability books of business, while the year to date 2018 adverse development was primarily within our healthcare and umbrella books of business. The programs quarter and year to date 2018 adverse development was driven by increased ultimate loss estimates for commercial auto coverages.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30			Nine months ended September 30
	2018	2017	$ Change	2018	2017	$ Change
	(Redundancy)/Deficiency			(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(7.3)	$(0.5)	$(6.8)	$(18.5)	$(2.3)	$(16.2)
Homeowners	(1.5)	—	(1.5)	(7.2)	1.9	(9.1)
Other Personal	(0.8)	0.4	(1.2)	(1.1)	2.5	(3.6)
Total Personal Insurance Segment	(9.6)	(0.1)	(9.5)	(26.8)	2.1	(28.9)

Commercial Insurance Segment:
Commercial Auto	(1.1)	(2.6)	1.5	(5.7)	(5.7)	—
Small Commercial Package	(1.8)	(2.9)	1.1	(6.5)	(7.9)	1.4
Middle Market Commercial	(1.9)	(0.8)	(1.1)	(5.3)	(6.1)	0.8
Workers' Compensation	(2.5)	(2.2)	(0.3)	(8.4)	(6.9)	(1.5)
Farm & Ranch	(1.0)	(0.2)	(0.8)	(2.2)	(1.0)	(1.2)
Other Commercial	(2.0)	(1.2)	(0.8)	(1.5)	(5.5)	4.0
Total Commercial Insurance Segment	(10.3)	(9.9)	(0.4)	(29.6)	(33.1)	3.5

Specialty Insurance Segment:
E&S Property	(0.5)	1.4	(1.9)	(0.1)	3.0	(3.1)
E&S Casualty	0.6	(0.8)	1.4	3.4	(1.1)	4.5
Programs	1.7	0.6	1.1	0.9	0.7	0.2
Total Specialty Insurance Segment	1.8	1.2	0.6	4.2	2.6	1.6

Cat Loss and ALAE	0.8	(0.2)	1.0	1.3	(1.8)	3.1
ULAE	(2.0)	(0.2)	(1.8)	(6.7)	(4.4)	(2.3)
Total	$(19.3)	$(9.2)	$(10.1)	$(57.6)	$(34.6)	$(23.0)

For further information, see the "Personal Insurance Segment," "Commercial Insurance Segment" and "Specialty Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at September 30, 2018 and December 31, 2017:

($ millions)	September 30, 2018	December 31, 2017	$ Change
Personal Insurance Segment:
Personal Auto	$176.5	$191.8	$(15.3)
Homeowners	60.7	50.5	$10.2
Other Personal	14.6	13.8	$0.8
Total Personal Insurance Segment	251.8	256.1	(4.3)
Commercial Insurance Segment:
Commercial Auto	80.8	92.1	(11.3)
Small Commercial Package	126.5	124.5	2.0
Middle Market Commercial	154.5	151.4	3.1
Workers’ Compensation	197.9	193.4	4.5
Farm & Ranch	16.7	16.4	0.3
Other Commercial	28.1	26.5	1.6
Total Commercial Insurance Segment	604.5	604.3	0.2
Specialty Insurance Segment:
E&S Property	36.7	64.8	(28.1)
E&S Casualty	187.8	176.8	11.0
Programs	112.9	150.5	(37.6)
Total Specialty Insurance Segment	337.4	392.1	(54.7)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,193.7	$1,252.5	$(58.8)

Losses and loss expenses payable decreased $58.8 million since December 31, 2017 primarily due to the settlement of claims from Hurricanes Harvey and Irma in E&S property and the run-off of programs business. Partially offsetting the decrease is (i) a higher level of current accident year weather-related losses, predominantly in homeowners, and (ii) higher prior accident year loss estimates in E&S casualty.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and nine months ended September 30, 2018, were $110.9 million and $333.0 million, respectively, compared to $112.7 million and $334.1 million, respectively, for the same 2017 periods.
The third quarter and year to date 2018 decreases, when compared to the same 2017 periods, were primarily driven by our decision to exit specialty business, partially offset by (i) an increase in agent and associate incentive compensation, (ii) an increase in report ordering costs and (iii) the impact of our technology investments, including amortization and system and infrastructure support.
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
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment gain" in the condensed consolidated statements of income for the three and nine months ended September 30, 2018.
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service at the time of purchase. Our fixed maturity portfolio is composed of high quality, investment grade issues, consisting primarily of debt issues rated AAA, AA or A. We obtain investment ratings from major rating services. If there is a split rating, we assign the lowest rating obtained. At September 30, 2018, there was one fixed maturity investment rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2017 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2018 and December 31, 2017:

($ millions)	September 30, 2018	% of Total	December 31, 2017	% of Total
Cash and cash equivalents	$49.5	1.8	$91.5	3.3
Fixed maturities, at fair value:
Fixed maturities	1,997.8	74.1	2,037.0	73.2
Treasury inflation-protected securities	143.8	5.3	155.8	5.6
Total fixed maturities	2,141.6	79.4	2,192.8	78.8
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.5
Equity securities:
Large-cap securities	95.6	3.6	96.8	3.5
Mutual and exchange traded funds	280.7	10.4	268.5	9.7
Total equity securities	376.3	14.0	365.3	13.2
Other invested assets:
International funds	43.3	1.6	45.2	1.6
Other invested assets	11.2	0.4	10.8	0.4
Total other invested assets	54.5	2.0	56.0	2.0
Other invested assets, at cost	5.6	0.2	5.6	0.2
Total portfolio	$2,697.5	100.0	$2,781.2	100.1

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$28.1	$28.0
Due after 1 year through 5 years	587.1	576.4
Due after 5 years through 10 years	369.9	364.2
Due after 10 years	394.7	398.1
U.S. government agencies mortgage-backed securities	805.4	774.9
Total	$2,185.2	$2,141.6

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.28 and 4.23 as of September 30, 2018, and December 31, 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2018 and 2017:

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Gross investment income:
Fixed maturities	$16.4	$15.4	$49.4	$47.1
Equity securities	3.0	2.0	8.6	5.7
Other	1.7	1.6	5.2	4.6
Total gross investment income	21.1	19.0	63.2	57.4
Less: Investment expenses	0.3	0.3	1.0	0.9
Net investment income	$20.8	$18.7	$62.2	$56.5

Average invested assets (at cost)	$2,692.3	$2,554.5	$2,672.1	$2,545.3
Annualized investment yield	3.1%	2.9%	3.1%	3.0%
Annualized investment yield, after tax	2.5%	2.1%	2.5%	2.1%
Net investment income, after tax	$17.0	$13.4	$50.9	$41.0
Effective tax rate	18.5%	27.8%	18.2%	27.3%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and nine months ended September 30, 2018 and 2017:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$—	$8.8	$0.4	$48.1	$1.7	$69.7	$2.7	$156.3
Equity securities	1.0	7.3	20.9	76.9	6.0	83.0	45.2	164.1
Other invested assets	—	—	—	0.3	—	—	0.1	0.8
Total realized gains	1.0	16.1	21.3	125.3	7.7	152.7	48.0	321.2
Realized losses:
Equity securities:
Sales	—	0.1	(0.5)	—	(0.6)	6.3	(0.7)	4.7
OTTI	—	—	(0.6)	—	—	—	(3.5)	—
Other invested assets	—	0.2	—	—	—	0.9	—	—
Total realized losses	—	0.3	(1.1)	—	(0.6)	7.2	(4.2)	4.7
Net realized gains on investments	$1.0	$16.4	$20.2	$125.3	$7.1	$159.9	$43.8	$325.9

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2017 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize any OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2018 and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2018, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2018:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$409.4	$4.3	10	$(11.7)	44	$402.0
Obligations of states and political subdivisions	434.8	6.0	78	(2.0)	22	438.8
Corporate securities	535.6	1.7	15	(11.4)	65	525.9
U.S. government agencies mortgage-backed securities	805.4	1.7	22	(32.2)	106	774.9
Total available-for-sale fixed maturities	$2,185.2	$13.7	125	$(57.3)	237	$2,141.6

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at September 30, 2018, and December 31, 2017, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2018:

($ millions)	September 30, 2018	December 31, 2017	$ Change
Available-for-sale investments:
Unrealized holding (losses) gains:
Fixed maturities	$(43.6)	$19.7	$(63.3)
Equity securities[1]	—	46.7	(46.7)
Other invested assets[1]	—	30.2	(30.2)
Unrealized (losses) gains	(43.6)	96.6	(140.2)
Net deferred federal income tax liability (benefit)	9.2	(30.6)	39.8
Unrealized (losses) gains, net of tax	$(34.4)	$66.0	$(100.4)
[1] Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 and equity securities and other invested assets are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities and other invested assets are now recognized in net income.

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2018, and December 31, 2017. As of September 30, 2018, we do not hold any Level 3 assets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2018 and 2017, respectively.

($ millions)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Income (loss) before federal income taxes	$41.0	$(11.2)	$45.4	$(3.3)
Federal income tax expense (benefit):
Current	(0.1)	(0.1)	(1.1)	—
Deferred	7.7	(1.6)	9.2	0.8
Total federal income tax expense (benefit)	7.6	(1.7)	8.1	0.8
Net income (loss)	$33.4	$(9.5)	$37.3	$(4.1)

The effective tax rates for the three and nine months ended September 30, 2018, were 18.6% and 17.8%, respectively, compared to 14.8% and 15.1%, respectively, for the same 2017 periods.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2018.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2018, and December 31, 2017, we had $49.5 million and $91.5 million, respectively, in cash and cash equivalents, and $2,572.4 million and $2,614.1 million, respectively, of total investments. Our available-for-sale fixed maturities included $8.9 million and $9.3 million of securities on deposit with insurance regulators as required by law at September 30, 2018, and December 31, 2017; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $30.3 million compared to cash provided by operating activities of $60.7 million for the nine months ended September 30, 2018, and 2017, respectively. The change was primarily driven by (i) our decision to exit the specialty business which has resulted in the run-off of specialty premiums, and (ii) a higher level of paid losses.
Cash used in investing activities was $10.0 million and cash provided by investing activities was $6.2 million for the nine months ended September 30, 2018, and 2017, respectively. The change was primarily driven by declines in (i) fixed maturity security sales resulting from rising interest rates and (ii) purchases and sales of equity securities, during the nine months ended September 30, 2018 compared to the same 2017 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by financing activities was $1.7 million and cash used in financing activities was $6.9 million for the nine months ended September 30, 2018, and 2017 respectively. The increase was primarily due to greater proceeds from stock option exercises in the first nine months of 2018 compared to the same 2017 period.
Borrowing Arrangements
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of September 30, 2018, no advances have been made under the OLC.
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
On May 17, 2018, State Auto P&C refinanced its $85.0 million loan (the "2013 FHLB loan") for a period of fifteen years at a fixed rate of 3.96%. The new loan (the "2018 FHLB loan") provides for interest-only payments during its term, with principal due in full at maturity. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2018.
The 2016 and 2018 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2018, and 2017 were 6.52% and 5.52%, respectively.
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
The State Auto Group has an adverse development reinsurance agreement implemented at the end of 2014, providing $40.0 million of coverage for adverse development in excess of carried reserves as of November 30, 2014 for terminated restaurant program business previously underwritten by a MGU-subsidiary of State Auto Mutual.
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
Regulatory Considerations
At September 30, 2018, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that addresses certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. We adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $4.0 million as of January 1, 2018 and an increase in AOCI by the same amount.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts do not fall within the scope of this new guidance. The guidance was effective for annual reporting periods beginning after December 15, 2017, with early adoption

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

permitted. We adopted this guidance effective January 1, 2018. The adoption of the guidance did not impact how we recognizes revenue; thus, there was no impact to its' results of operations or consolidated financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance was effective beginning January 1, 2018. We adopted this guidance effective January 1, 2018 and it did not impact our cash flows.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance effective beginning January 1, 2018 and it did not have a material impact on our results of operations, consolidated financial position, or cash flows.
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2018, we implemented a new cloud enterprise resource planning (ERP) solution, including a new general ledger and chart of accounts, consolidation process, and reporting tools. The introduction of this new ERP solution and the related workflow changes resulted in changes to many of our financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into our internal controls over financial reporting. Following implementation, these new controls were validated according to our established processes. The system changes were undertaken to standardize accounting systems, improve our management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the our internal control over financial reporting.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2018

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

State Auto Financial Corporation

Date: November 5, 2018	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)