Form 10-K
period 2018-12-31
State Auto Financial CORP
filed 2019-03-15
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018 or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $511,448,022.
On March 8, 2019, the Registrant had 43,346,220 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 10, 2019 (the “2019 Proxy Statement”), which will be filed within 120 days of December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2018

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

IMPORTANT DEFINED TERMS USED IN THIS FORM 10-K

Glossary of Terms for State Auto Financial Corporation and Its Subsidiaries and Affiliates

State Auto Financial or STFC	Refers to our holding company, State Auto Financial Corporation.

We, us, our or the Company	Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), State Auto Insurance Company of Ohio (“SA Ohio”), and Stateco Financial Services, Inc. (“Stateco”).

State Auto Mutual	Refers to State Automobile Mutual Insurance Company, which owns approximately 59.9% of STFC’s outstanding common shares.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies	Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

Pooled Companies or our Pooled Companies	Refers to the STFC Pooled Companies and the Mutual Pooled Companies.

Rockhill Insurance Group	Refers to Rockhill Holding Company, its insurance subsidiaries, namely RIC, Plaza, American Compensation and Bloomington Compensation, and its other non-insurance subsidiaries, including RTW, Inc. (“RTW”), a holding company that owns 100% of American Compensation and Bloomington Compensation.

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Accounting standards codification or ASC	The Codification is the single source of authoritative nongovernmental GAAP developed by the Financial Accounting Standards Board (“FASB”).

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

American Institute of Certified Public Accountants or AICPA	The AICPA represents the certified public accounting profession nationally regarding rule-making and standard-setting, and serves as an advocate before legislative bodies, public interest groups and other professional organizations. The AICPA also monitors and enforces compliance with the profession’s technical and ethical standards.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Catastrophe loss	Loss and ALAE from catastrophes, where catastrophes are defined as a severe loss caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires. Our catastrophe losses are those designated by the Insurance Services Office (“ISO”) Property Claim Services (“PCS”). PCS defines a catastrophe as an event that causes $25.0 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Combined ratio	The sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Debt to capital ratio	The ratio of notes payable to the sum of total stockholders’ equity and notes payable.

Deferred acquisition costs or DAC	Expenses that vary with, and are primarily related to, the production of new and renewal insurance business, and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Duration	A measure of the sensitivity of a financial asset’s price to interest rate movements.

Earned premiums or premiums earned	The portion of written premiums that applies to the expired portion of the policy term. Earned premiums are recognized as revenue under both SAP and GAAP.

Excess and surplus lines insurance	Specialized property and liability coverages written by non-admitted insurers. These coverages include exposures that do not fit within normal underwriting patterns, involve a degree of risk that is not commensurate with standard rates and/or policy forms, or are not written by admitted insurers because of general market conditions.

Expense ratio or underwriting expense ratio	For SAP, it is the ratio of (i) the sum of statutory underwriting and miscellaneous expenses incurred offset by miscellaneous income (collectively, “underwriting expenses”) to (ii) written premiums. For GAAP, it is the ratio of acquisition and operating expenses incurred to earned premiums.

Financial Accounting Standards Board or FASB	In the United States, a non-governmental body the SEC has charged with establishing and maintaining generally accepted standards for professional accountants.
Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the FASB and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Managing general underwriter or MGU	An independent insurance professional firm that acts as an intermediary between the insurer and retail agents, much like a wholesaler. MGUs frequently have binding authority to issue insurance policies on behalf of an insurer that fit into the underwriting guidelines provided by that insurer. MGUs typically are compensated by an override commission on the insurance coverages sold by their sub-agents.

National Association of Insurance Commissioners or NAIC	An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practices and statutory accounting standards throughout the United States.

Net premiums written to surplus ratio or leverage ratio	A SAP calculation which measures statutory surplus available to absorb losses. This ratio is calculated by dividing the net statutory premiums written for a rolling twelve month period by the ending statutory surplus for the period. For example, a ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premiums.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less ceded reinsurance premiums.

Non-admitted insurer or surplus lines carrier	An insurer that is not required to be licensed in a state but is allowed to do business in that state subject to certain regulatory oversight by that state’s insurance regulatory authority. Non-admitted insurers are not subject to most of the rate and form regulations imposed on admitted insurers because they write specialized property and liability coverages, also known as excess and surplus lines insurance, which allows them the flexibility to change coverages offered and rates charged without time constraints and financial costs associated with the filing process. As such, these insurers offer an opportunity for coverage for specialized exposures that otherwise might not be insurable.

Retail agent or retail agency	An independent insurance professional who represents, and acts as an intermediary for, admitted insurers, generally recommending, marketing and selling insurance products and services to insurance consumers.

Return on average equity	The percent derived by dividing net income by average total stockholders’ equity.

Risk-based capital or RBC	A measure adopted by the NAIC and state regulatory authorities for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Standard insurance	Insurance which is typically written by admitted insurers. Our personal and business insurance segments are comprised of standard insurance.

Statutory accounting practices or SAP	The practices and procedures prescribed or permitted by state insurance regulatory authorities in the United States for recording transactions and preparing financial statements.

Statutory surplus	Under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the balance sheet prepared in accordance with SAP.

Unallocated loss adjustment expenses or ULAE	The costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

Underwriting gain or loss	Under SAP, earned premiums less loss and LAE and underwriting expenses.

Unearned premiums	The portion of written premiums that applies to the unexpired portion of the policy term. Unearned premiums are not recognized as revenues under both SAP and GAAP.

Wholesale broker	An independent insurance professional who offers specialized insurance products and serves as an intermediary between a retail agent and an insurer, while typically having no contact with the insured. A wholesale broker may represent both admitted and non-admitted insurers, and may offer both standard and excess and surplus lines insurance.

PART I
Item 1. Business
State Auto Financial is an Ohio domiciled property and casualty insurance holding company incorporated in 1990. We are engaged in writing personal and business insurance. State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 59.9% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.
As described in more detail below, we have exited our specialty business, which will result in the elimination of our specialty insurance segment and its related underwriting results from the State Auto Group. As a result, in 2019 the specialty insurance segment will no longer be a reportable segment. We stopped writing this business on a net basis in 2018. However, exposure to the risks underlying this business will continue as the premiums are earned through mid-2019.
Our Pooled Companies are rated A- (Excellent) by the A.M. Best Company (“A.M. Best”).
FINANCIAL INFORMATION ABOUT SEGMENTS
Our reportable insurance segments are personal insurance, commercial insurance and specialty insurance (collectively the “insurance segments”). These insurance segments are aligned consistent with the reporting lines to our principal operating decision makers. Our investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.
The products within each reportable insurance segment are as follows:
•Personal Insurance Segment- personal auto, homeowners and other personal
•Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation, farm and ranch and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
PERSONAL AND COMMERCIAL INSURANCE
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

Commercial Insurance
In our commercial insurance segment, we write standard insurance covering small to medium sized commercial exposures. We offer a broad range of coverages including commercial auto, small commercial package, middle market commercial, farm & ranch, workers’ compensation and other commercial (examples of products included in other commercial are commercial inland marine, small commercial package umbrella and middle market commercial umbrella).
Marketing
We market our personal and commercial insurance products through approximately 3,000 retail agencies. We view our retail agents as our primary customers, because they are in a position to either recommend our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents in their home states; training opportunities; and incentives related to profit and growth.
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
SPECIALTY INSURANCE
As previously reported, we have exited the specialty business, either through a series of renewal right transactions or by placing lines of business into run-off, which will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. We stopped writing this business on a net basis in 2018.
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

GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2018:

State	% of Total
Texas	10.4%
Ohio	8.9
Kentucky	6.7
Minnesota	4.4
South Carolina	4.2
Tennessee	4.1
Arkansas	4.0
Georgia	3.8
Maryland	3.7
Indiana	3.7
Mississippi	3.6
Missouri	3.5
Pennsylvania	3.4
Illinois	3.3
Michigan	3.2
North Carolina	3.2
All others (1)	25.9
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2018.

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
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2018, 2017 and 2016:

($ millions)	Year Ended December 31
	2018	2017	2016
Beginning of Year:
Loss and loss expenses payable	$1,255.6	$1,181.6	$1,053.0
Less: Reinsurance recoverable on losses and loss expenses payable	3.1	3.6	5.9
Net losses and loss expenses payable(1)	1,252.5	1,178.0	1,047.1
Provision for losses and loss expenses occurring:
Current year	876.6	964.9	915.3
Prior years(2)	(80.2)	(46.6)	27.0
Total	796.4	918.3	942.3
Loss and loss expense payments for claims occurring during:
Current year	456.5	445.2	417.7
Prior years	451.1	398.6	393.7
Total	907.6	843.8	811.4
End of Year:
Net losses and loss expenses payable	1,141.3	1,252.5	1,178.0
Add: Reinsurance recoverable on losses and loss expenses payable	5.5	3.1	3.6
Losses and loss expenses payable(3)	$1,146.8	$1,255.6	$1,181.6

(1)	Includes net amounts assumed from affiliates of $711.4 million, $630.9 million, and $532.4 million at beginning of year 2018, 2017, and 2016, respectively.
(2)	This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”
(3)	Includes net amounts assumed from affiliates of $593.6 million, $711.4 million, and $630.9 million at end of year 2018, 2017, and 2016, respectively.

COMPETITION
The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, with varying sizes and financial resources. We compete in the personal and business insurance markets based on the following factors: price; product offerings and innovation; underwriting criteria; quality of service to insureds, relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology, making us a preferred business partner. In addition, because most of our retail agents and wholesale brokers represent more than one insurer, we face competition within each agency and broker.

REGULATION
Most states, including all the domiciliary states of the State Auto Group, have enacted legislation that regulates insurance holding company systems. Each insurance company in our holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within our holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine any members of the State Auto Group, at any time, require disclosure of material transactions involving insurer members of our holding company system, and require prior notice and an opportunity to disapprove of certain “extraordinary” transactions, including, but not limited to, extraordinary dividends to shareholders. Additionally, these laws require that all transactions within our holding company system affecting any insurance subsidiary within the State Auto Group are fair and equitable. In addition, approval of the applicable state insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. The insurance laws of all the domiciliary states of the State Auto Group provide that no person may acquire direct or indirect control of a domestic insurer without obtaining the prior written approval of the state insurance commissioner for such acquisition.
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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2018, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $87.2 million is available in 2019 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $10.0 million, $15.0 million and $10.0 million in 2018, 2017 and 2016, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 13 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2018 which would materially impact our business.
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

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2018, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
The Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”), was extended until 2020. Under the Terrorism Acts, commercial property and casualty insurers like State Auto Group, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage. In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury. For 2015, the aggregate industry loss minimum was $100.0 million and, beginning in 2016, increases by $20.0 million annually to $200.0 million in 2020. The Terrorism Acts require insurance carriers to retain 15% of any claims from a certified terrorist event in excess of the federally mandated deductible in 2015 subject to an annual industry-wide cap of $100.0 billion. This retention started increasing on January 1, 2016, by 1% each calendar year until it reaches 20% in 2020. The federally mandated deductible represents 20% of direct earned premium for the covered lines of business of the prior year. Policyholders may choose to reject terrorism coverage (terrorism coverage is mandatory for workers’ compensation). If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents. Insurers participating in the Terrorism Acts are required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses; (ii) premiums earned on such coverage; (iii) geographical location of exposures; (iv) pricing of such coverage; (v) the take-up rate for such coverage; and (vi) the amount of private reinsurance for acts of terrorism purchased.  See “Risk Factors-Terrorism” in Item 1A of this Form 10-K.
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

EMPLOYEES
As of March 8, 2019, we had 1,854 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	62	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President, Chief Financial Officer	58	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Jason E. Berkey, Senior Vice President, Personal Lines	44	Senior Vice President of Personal Lines of STFC and State Auto Mutual, 9/17 to present; Vice President of STFC and State Auto Mutual, 10/15 to 9/17; vice president of American Insurance Group (“AIG”), 1/04 to 7/15.	2017
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	47	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Kim B. Garland, Senior Vice President, Director of Commercial Lines	53	Senior Vice President of Commercial Lines of STFC and State Auto Mutual, 9/17 to present; Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to 9/17; chief product officer of AIG consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
Elise D. Spriggs, Senior Vice President, Associate and External Relations	48	Senior Vice President, Associate and External Relations of STFC and State Auto Mutual, 10/17 to present; Senior Vice President, External and Government Affairs of STFC and State Auto Mutual, 3/16 to present; vice president and director of government relations, 7/11 to 6/15. Attorney, Carpenter, Lipps & Leland LLP, 06/15 to 03/16.	2016
Paul M. Stachura, Senior Vice President, Chief CARE Officer	61	Senior Vice President and Chief CARE Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President, Chief Information and Strategy Officer	50	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President, Chief Investment Officer	54	Vice President and Chief Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President, Chief Actuarial Officer	50	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	53	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of March 15, 2019.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:
•the timely availability of sufficient, reliable data;
•our ability to conduct a complete and accurate analysis of available data;
•our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;
•uncertainties which are generally inherent in estimates and assumptions;

•our ability to project changes in certain operating expense levels with reasonable accuracy;
•the development, selection and application of appropriate rating formula or other pricing methodologies;
•our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;
•our ability to establish and consistently follow company underwriting guidelines;
•our ability to innovate with new product and/or pricing strategies, and the success of those innovations on implementation;
•our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;
•our ability to accurately predict consumer behavior, such as policyholder retention;
•our ability to properly classify our new and renewal business;
•unanticipated court decisions, legislation or regulatory action;
•unanticipated changes or execution problems in our claim settlement practices, including our ability to recognize and respond to fraudulent or inflated claims;
•changing driving patterns for auto exposures including distracted driving; changing weather patterns (including those which may be related to climate change) for property exposures;
•technological innovations in automobiles, such as accident avoidance systems and advances leading to autonomous cars;
•changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;
•unanticipated changes in auto repair costs, auto parts prices and used car prices;
•impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;
•our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and
•the general state of the economy in the states in which we operate.
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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2018, we continued the rollout of our “State Auto Connect” digital quote and issue platform, having launched 27 of 28 states in which we write private passenger auto and homeowners business by the end of 2018. We launched this platform in the remaining personal lines state in January 2019. During 2018, we launched new business owners’ policies, commercial auto, and small commercial umbrella products in all but two states. We plan to complete the rollout of these lines of business in the two remaining states in 2019. Farm and ranch, farm auto and farm umbrella products have been added to the State Auto Connect platform and will be rolled out to agents in 2019. We intend to launch State Auto Connect for middle market commercial in late 2019 or early 2020, and workers’ compensation in 2020. These new technology platforms are intended to provide us with quicker speed to market, improve ease of doing business for our policyholders and agents, lower our costs for maintenance and product introductions, and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2019 and beyond.

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
A challenging national and global economy may adversely impact our business and results of operations. While the volatility of the economic climate makes it difficult for us to predict the overall impact of economic conditions on our business and results of operations, our business may be impacted in a variety of ways.
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
We market our insurance products exclusively through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, we recognize that although the number of distribution locations has expanded and the size of many agencies has grown, the number of individual independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it may become more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing our agency representation, our sales and results of operations could be adversely affected.
The retail agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. When price competition is intense, our premium production may be negatively impacted by the fact our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and partnering with agents to market and sell our products. We have expanded our retail agents to include network agents, which are traditional retail agents that have affiliated with a group, and corporate-owned agents, which are geographically diverse retail locations with common ownership. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure we have strong relationships with our retail agents, we may not be successful and our sales and results of operations could be adversely affected.
In addition, consumers are increasingly using the internet and other alternative channels to purchase insurance products. While our website provides a significant amount of information about our insurance products, consumers cannot purchase insurance through our website. Instead, consumers must contact one of our independent agents to purchase our insurance products or make changes to their policies. We have expanded our distribution channel to include platform agents. These agents are accessed by clients via the Internet and do not have retail locations. Nevertheless, our distribution system may place us at a disadvantage with consumers who prefer to purchase insurance products only online.
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

From time to time, various legislative initiatives are enacted or proposed that could materially impact our financial statements or tax positions. The Tax Cuts and Jobs Act of 2017 (the “TCJA”), a comprehensive federal tax reform initiative, was enacted into law in December 2017. Among other things, the TCJA reduced the corporate tax rate to 21 percent effective January 1, 2018. As a result of the TCJA, we revalued our deferred tax assets and liabilities for the year ended 2017. This revaluation resulted in the recognition of $43.5 million of provisional deferred tax expense. During 2018 additional guidance was received from the Internal Revenue Service, which guidance did not result in a material change in our original assessment of the impact to TCJA to our financial statements.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2018, over 90% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk, credit risk, concentration risk, liquidity risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Low interest rate environments put downward pressure on investment income. Increases in interest rates could cause the values of our fixed income portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio. Individual securities in our fixed income portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities. For example, budget strains on certain states and local governments could negatively affect the credit quality and ratings of their issued securities.
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
Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations under current law, could adversely affect the market value of municipal obligations. Since a portion of our investment portfolio is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of the investment portfolio.
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
As of December 31, 2018, State Auto Mutual owned approximately 59.9% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
COMPETITION
Our industry is highly competitive, which could adversely affect our sales and profitability.
The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Some of our competitors have well-established national reputations and brands supported by extensive media advertising. Some of our competitors have substantially greater financial, technical and operating resources and market share than us. We may not be able to effectively compete, which could adversely affect our sales and profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, technology, use of telematics, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as usage-based auto insurance or new entrants into the insurance marketplace could potentially result in reduced market share or adverse selection. Several automobile manufacturers have announced plans to begin marketing autonomous vehicles in the coming years. Some manufacturers have indicated that liability coverage may be included as part of the purchase price of the vehicle. Over time, as the sale of autonomous vehicles becomes more common, sales of our commercial and private passenger auto liability products may be impacted. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace which may adversely affect our competitive position. Social media, for example, could be potentially utilized in a manner which negatively affects our reputation with current or prospective policyholders and agents.
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
The increased transparency that arises from information available from the use of tools, such as comparative rater software, could work to our disadvantage. The competitive environment for certain lines of business, such as personal auto insurance, puts pressure on achieving sustainable profit margins. We may have difficulty differentiating our products or becoming among the lowest cost providers. Expense efficiencies are important to maintaining and increasing our growth and profitability. If we are unable to efficiently execute and realize future expense efficiencies, it could affect our ability to establish competitive pricing and could have a negative effect on new business growth and retention of existing policyholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We share our operating facilities with State Auto Mutual pursuant to the terms of the 2005 Management Agreement. Our corporate headquarters are located in Columbus, Ohio, in buildings owned by State Auto Mutual that contain approximately 280,000 square feet of office space. State Auto Mutual also owns and leases other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.
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
Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of March 8, 2019, there were 1,046 shareholders of record of our common shares.
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

2018	High	Low	Dividend
First Quarter	$30.40	$25.92	$0.10
Second Quarter	34.31	27.59	0.10
Third Quarter	32.96	28.57	0.10
Fourth Quarter	35.05	28.75	0.10

2017	High	Low	Dividend
First Quarter	$27.97	$23.60	$0.10
Second Quarter	27.62	23.89	0.10
Third Quarter	27.00	22.11	0.10
Fourth Quarter	30.85	24.84	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2013, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	2013	2014	2015	2016	2017	2018
STFC	100.00	104.61	96.94	126.22	137.10	160.26
NASDAQ Index	100.00	113.40	119.89	128.89	165.29	158.87
NASDAQ Ins. Index	100.00	108.54	115.55	133.62	137.87	126.14

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2018	2017	2016	2015	2014
Statement of Income Data — GAAP Basis:
Earned premiums	$1,238.0	1,276.1	1,291.1	1,275.9	1,068.7
Net investment income	$84.9	78.8	74.7	71.7	74.7
Total revenues	$1,275.8	1,422.3	1,404.6	1,374.0	1,167.3
Net income (loss)	$12.8	(17.8)	19.2	52.3	102.2
Earned premium (decline) growth	(3.0)%	(1.2)%	1.2%	19.4%	1.3%
Return on average invested assets(1)	3.2%	3.1%	3.1%	3.1%	3.5%
Balance Sheet Data — GAAP Basis:
Total investments	$2,598.9	2,689.7	2,612.6	2,471.7	2,357.9
Total assets	$2,895.9	3,019.1	2,973.4	2,841.1	2,782.9
Total notes payable	$122.0	122.1	122.1	100.5	100.5
Total stockholders’ equity	$818.5	835.0	850.5	843.2	825.5
Common shares outstanding	43.3	42.4	41.8	41.3	40.9
Return on average equity	1.5%	(2.1)%	2.3%	6.3%	12.9%
Debt to capital ratio	13.0%	12.8%	12.6%	10.6%	10.9%
Per Common Share Data — GAAP Basis:
Basic EPS	$0.30	(0.42)	0.46	1.27	2.50
Diluted EPS	$0.29	(0.42)	0.46	1.26	2.48
Cash dividends per share	$0.40	0.40	0.40	0.40	0.40
Book value per share	$18.91	19.68	20.34	20.40	20.16
Common Share Price:
High	$35.05	30.85	27.42	27.37	25.43
Low	$25.92	22.11	17.84	20.01	18.35
Close at December 31	$34.04	29.12	26.81	20.59	22.22
Close price to book value per share	1.80	1.48	1.32	1.01	1.10
GAAP Ratios:
Loss and LAE ratio	64.3%	72.0	73.0	67.8	72.0
Expense ratio	36.3%	35.7	33.3	33.7	34.2
Combined ratio	100.6%	107.7	106.3	101.5	106.2
Statutory Ratios:
Loss and LAE ratio	64.5%	72.1	73.1	68.4	71.7
Expense ratio	36.7%	35.1	33.5	33.8	34.5
Combined ratio	101.2%	107.2	106.6	102.2	106.3
Net premiums written to surplus	1.4	1.5	1.5	1.6	1.5
(1) Invested assets include investments and cash equivalents

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

Our reportable insurance segments are personal insurance, commercial insurance and specialty insurance. These insurance segments are aligned with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. As described in more detail below, we have exited our specialty business, which will result in the elimination of our specialty insurance segment and its related underwriting results from the State Auto Group. See “Personal and Commercial Insurance” and “Specialty Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2018 is set forth in this Item 7 and in Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
In 2018 an important milestone in our journey was achieved with our combined personal and commercial insurance segments reporting 12.5% net written premium growth and a SAP combined ratio of 98.6, along with 7.1 points of improvement in our GAAP combined ratio over 2017. These achievements were the result of significant, sustained efforts to return the Company to underwriting profitability. Our results in 2018 were an important step forward and provide us with a positive outlook for 2019.
Insurance Operations
We made significant progress during 2018 in addressing concerns that have impacted our underwriting results since 2012. We are more competitive thanks to our new digital platform and new products, which has allowed us to increase the number and type of distribution partners, including those who specialize in online and digital distribution. These new distribution partners now account for a growing part of our new business and, with our long standing independent agency partners, give us a strong distribution force. As a result, we believe we are now better positioned to consistently deliver an underwriting profit.

While our improved 2018 results were driven primarily by personal lines, our commercial lines grew and made progress towards underwriting profitability. In 2017, we announced our intention to exit all of our specialty business, and by the end of 2018, this work was largely complete. As a result, we are now an organization focused on writing personal auto and homeowners, small and middle market commercial, farm and ranch and workers’ compensation insurance.
Claims
Our Claims and Risk Engineering ("CARE") associates continue to identify and implement improvements to our claim handling capabilities. We are increasingly utilizing technology to streamline and improve the claim process. At the same time, we recognize that personal interactions remain important and are focused on improving all aspects of the claim experience for customers.
Technology
As of January 2019, we completed the rollout of our digital quote and issue platform for personal lines, small commercial and commercial auto. We are now an exclusively digital insurance company for new customers for these products. The new platform, which includes new products and rates, and incorporates advanced data analytics provides us the ability to more efficiently match rate to risk. We intend to introduce farm and ranch insurance on the new technology platform in 2019, followed by middle market commercial and workers’ compensation.
Culture
To succeed, we must have a culture that enables us to move quickly and effectively, with our agents and customers at the forefront. We have worked to build a culture that encourages openness, candor, transparency, creativity and challenge – on a foundation of trust and respect. State Auto associates are encouraged to act like owners by participating, asking questions, challenging assumptions and proposing solutions. Our culture also includes a shared commitment to the communities in which we live and work. Our success will be measured not only in our business performance, but in the difference we are able to make in our communities.

Moving forward
Our focus in 2019 will be on operational excellence which means getting better at everything we do, every day. Technology, data and analytics will empower and drive our success, and will continue to be the areas in which we invest. We will improve our digital technology platform with ongoing updates and enhancements that address issues or market needs. We believe we are very well positioned to take advantage of growing disruption within the P&C market, and deliver sustained, consistent profitable growth.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2018.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2018, 2017 and 2016:

($ millions, except per share data)	2018	2017	2016
GAAP Basis:
Total revenues	$1,275.8	$1,422.3	$1,404.6
Income before federal income taxes	$12.9	$35.0	$18.8
Net income (loss)	$12.8	$(17.8)	$19.2
Stockholders’ equity	$818.5	$835.0	$850.5
Book value per share	$18.91	$19.68	$20.34
Return on average equity	1.5%	(2.1)%	2.3%
Debt to capital ratio	13.0%	12.8%	12.6%
Cat loss and ALAE ratio	5.8%	9.7%	6.3%
Non-cat loss and LAE ratio	58.5%	62.3%	66.7%
Loss and LAE ratio	64.3%	72.0%	73.0%
Expense ratio	36.3%	35.7%	33.3%
Combined ratio	100.6%	107.7%	106.3%
Premiums written growth	(4.7)%	(1.7)%	1.6%
Investment yield	3.2%	3.1%	3.1%

SAP Basis:
Cat loss and ALAE ratio	5.8%	9.7%	6.3%
Non-cat loss and ALAE ratio	52.7%	56.7%	60.9%
ULAE ratio	6.0%	5.7%	5.9%
Loss and LAE ratio	64.5%	72.1%	73.1%
Expense ratio	36.7%	35.1%	33.5%
Combined ratio	101.2%	107.2%	106.6%
Net premiums written to surplus	1.4	1.5	1.5
Our 2018 net income was $12.8 million compared to a net loss of $17.8 million and net income of $19.2 million in 2017 and 2016, respectively. Our 2018 net income reflected improved underwriting results, driven by our personal and commercial segments and our exit of specialty business. Improved underwriting results were offset by a net investment loss of $49.7 million, primarily due to the adoption of ASU 2016-01 effective January 1, 2018 (see further discussion below). Our 2017 results included a provisional net charge of $43.5 million resulting from revaluing our deferred tax assets and liabilities as a result of the enactment of the TCJA.
The following highlights significant factors that impacted 2018 results as compared to 2017 and 2016:
•Earned premiums in 2018 were $1,238.0 million compared to $1,276.1 million and $1,291.1 million in 2017 and 2016, respectively. Earned premiums declined in 2018 compared to 2017 due to our exit of specialty business, partially offset by growth in the personal insurance segment. Earned premiums declined in 2017 compared to 2016 due to (i) underwriting and pricing decisions within the commercial insurance segment to improve overall profitability and (ii) our exit of program business in 2016.
•The SAP cat loss and ALAE ratio for 2018 was 5.8% compared to 9.7% and 6.3% for 2017 and 2016, respectively. The 2018 cat loss ratio improved when compared to the same 2017 and 2016 periods primarily due to less severe weather events in 2018. The 2017 cat loss ratio increased when compared to 2016 primarily driven by (i) Hurricanes Harvey and Irma during the third quarter of 2017 and (ii) widespread storms that impacted the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia during the first quarter of 2017.

•The SAP non-catastrophe loss and ALAE ratio for 2018 was 52.7% compared to 56.7% and 60.9% for 2017 and 2016, respectively. The 2018 loss ratio improvement of 4.0 points compared to 2017 was attributable to 6.2 points, or $76.6 million, of favorable development of prior accident year losses and loss adjustment expenses in 2018 compared to 3.2 points, or $41.4 million, of favorable development in 2017. Favorable development in 2018 included $79.7 million of favorable development in the personal and commercial insurance segments due primarily to lower than anticipated severity emerging from multiple accident years with the majority of favorable development from the 2016 and 2017 accident years. The 2017 favorable development included $44.0 million of favorable development in the commercial insurance segment. All commercial insurance products developed favorably due primarily to lower than anticipated severity emerging from the 2014 to 2017 accident years. In addition, the 2018 non-catastrophe loss and ALAE ratio was impacted by 1.0 point of improvement from the current accident year when compared to 2017. The 2017 loss ratio improved 4.2 points compared to 2016, primarily due to favorable development in 2017 compared to 1.9 points, or $24.7 million, of adverse development in 2016.
•Net investment losses were $49.7 million in 2018 compared to net investment gains of $65.1 million and $36.5 million in 2017 and 2016, respectively. Net investment losses in 2018 were impacted by $57.4 million of unrealized losses from equity securities and other invested assets due to the adoption of ASU 2016-01 on January 1, 2018, which requires changes in fair value for equity securities and other invested assets still held to be reported through net income. Net realized gains for 2018 declined compared to 2017 and 2016 due to (i) fewer sales transactions and (ii) the impact of the adoption of ASU 2016-01. Net realized gains in 2017 were impacted by (i) net realized gains of $18.5 million from the sale of our U.S. small-cap equity portfolio and (ii) sales within our U.S. large-cap equity portfolio. The proceeds from the sale of our U.S. small-cap equity portfolio were reinvested in U.S. small-cap focused mutual and exchange traded funds. Net realized gains in 2016 were impacted by the recognition of a $12.0 million gain from the redemption of a limited partnership investment in international equities.
Correction of Prior Period Misstatement
During the first quarter of 2018, management identified an error in the inputs for its calculations of deferred acquisition costs ("DAC") in prior years, which resulted in an overstatement of our reported DAC asset. Additionally, management revised previously disclosed financial information related to accounting for its pension and postretirement benefits. We had been pooling the net liabilities and the unrecognized actuarial gains and losses along with prior service costs recorded in accumulated other comprehensive income for pension and postretirement benefits to affiliated companies pursuant to a quota share reinsurance agreement or pooling agreement. However, management has determined that such pooling is not appropriate for these items. Amounts recognized as pension expense continue to be appropriately pooled in each period presented. As a result, our balance sheet has been revised to reverse the impact of pooling these items by increasing the reported pension and postretirement benefits liability and reducing reported stockholders' equity by recording additional unrecognized actuarial losses and prior service costs within accumulated other comprehensive income at each reported balance sheet date. For additional information, see Note 2 of our condensed consolidated financial statements included in Item 8 of this Form 10-K.
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
Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2018, 2017 and 2016:

($ in millions)
2018	Personal	Commercial	Specialty	Total

Net written premiums	$726.5	$469.8	$14.0	$1,210.3
Net earned premiums	673.9	464.3	99.8	1,238.0
Losses and LAE incurred:
Cat loss and ALAE	48.7	21.6	1.4	71.7
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(32.8)	(46.9)	3.1	(76.6)
Current accident year non-cat loss and ALAE	384.6	274.4	70.6	729.6
Total non-cat loss and ALAE	351.8	227.5	73.7	653.0
Total Loss and ALAE	400.5	249.1	75.1	724.7
ULAE	41.8	26.1	5.5	73.4
Total Loss and LAE	442.3	275.2	80.6	798.1
Underwriting expenses	228.3	197.5	18.8	444.6
Net underwriting gain (loss)	$3.3	$(8.4)	$0.4	$(4.7)

Cat loss and ALAE ratio	7.2%	4.6%	1.4%	5.8%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(4.9)%	(10.1)%	3.1%	(6.2)%
Current accident year non-cat loss and ALAE ratio	57.1%	59.1%	70.8%	58.9%
Total non-cat loss and ALAE ratio	52.2%	49.0%	73.9%	52.7%
Total Loss and ALAE ratio	59.4%	53.6%	75.3%	58.5%
ULAE ratio	6.2%	5.6%	5.5%	6.0%
Total Loss and LAE ratio	65.6%	59.2%	80.8%	64.5%
Expense ratio	31.4%	42.0%	133.7%	36.7%
Combined ratio	97.0%	101.2%	214.5%	101.2%

($ in millions)
2017	Personal	Commercial	Specialty	Total

Net written premiums	$610.0	$453.6	$206.7	$1,270.3
Net earned premiums	580.6	455.7	239.8	1,276.1
Losses and LAE incurred:
Cat loss and ALAE	43.4	26.7	53.9	124.0
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(1.6)	(44.0)	4.2	(41.4)
Current accident year non-cat loss and ALAE	336.8	276.2	151.7	764.7
Total non-cat loss and ALAE	335.2	232.2	155.9	723.3
Total Loss and ALAE	378.6	258.9	209.8	847.3
ULAE	37.7	25.3	9.5	72.5
Total Loss and LAE	416.3	284.2	219.3	919.8
Underwriting expenses	187.3	182.1	76.5	445.9
Net underwriting loss	$(23.0)	$(10.6)	$(56.0)	$(89.6)

Cat loss and ALAE ratio	7.5%	5.9%	22.5%	9.7%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(0.3)%	(9.6)%	1.7%	(3.2)%
Current accident year non-cat loss and ALAE ratio	58.0%	60.5%	63.5%	59.9%
Total non-cat loss and ALAE ratio	57.7%	50.9%	65.2%	56.7%
Total Loss and ALAE ratio	65.2%	56.8%	87.7%	66.4%
ULAE ratio	6.5%	5.6%	3.9%	5.7%
Total Loss and LAE ratio	71.7%	62.4%	91.6%	72.1%
Expense ratio	30.7%	40.2%	37.0%	35.1%
Combined ratio	102.4%	102.6%	128.6%	107.2%

($ in millions)
2016	Personal	Commercial	Specialty	Total

Net written premiums	$576.9	$459.4	$256.2	$1,292.5
Net earned premiums	578.2	472.6	240.3	1,291.1
Losses and LAE incurred:
Cat loss and ALAE	48.5	25.6	7.5	81.6
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	9.0	(5.1)	20.8	24.7
Current accident year non-cat loss and ALAE	327.7	281.5	152.9	762.1
Total non-cat loss and ALAE	336.7	276.4	173.7	786.8
Total Loss and ALAE	385.2	302.0	181.2	868.4
ULAE	36.8	29.5	9.4	75.7
Total Loss and LAE	422.0	331.5	190.6	944.1
Underwriting expenses	166.8	172.8	93.0	432.6
Net underwriting loss	$(10.6)	$(31.7)	$(43.3)	$(85.6)

Cat loss and ALAE ratio	8.4%	5.4%	3.1%	6.3%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	1.5%	(1.1)%	8.7%	1.9%
Current accident year non-cat loss and ALAE ratio	56.7%	59.6%	63.6%	59.0%
Total non-cat loss and ALAE ratio	58.2%	58.5%	72.3%	60.9%
Total Loss and ALAE ratio	66.6%	63.9%	75.4%	67.2%
ULAE ratio	6.3%	6.2%	3.9%	5.9%
Total Loss and LAE ratio	72.9%	70.1%	79.3%	73.1%
Expense ratio	28.9%	37.6%	36.3%	33.5%
Combined ratio	101.8%	107.7%	115.6%	106.6%

Personal Insurance Segment
The following table sets forth certain key performance indicators by major product line of business for our personal insurance segment for the years ended December 31, 2018, 2017 and 2016:
Table 1

($ in millions)
2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$424.8	$273.1	$28.6	$726.5
Net earned premiums	402.0	248.8	23.1	673.9
Losses and LAE incurred:
Cat loss and ALAE	4.9	41.3	2.5	48.7
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(24.4)	(7.3)	(1.1)	(32.8)
Current accident year non-cat loss and ALAE	265.8	106.6	12.2	384.6
Total non-cat loss and ALAE	241.4	99.3	11.1	351.8
Total Loss and ALAE	246.3	140.6	13.6	400.5
ULAE	24.9	16.1	0.8	41.8
Total Loss and LAE	271.2	156.7	14.4	442.3
Underwriting expenses	126.1	91.6	10.6	228.3
Net underwriting gain (loss)	$4.7	$0.5	$(1.9)	$3.3

Cat loss and ALAE ratio	1.2%	16.6%	11.0%	7.2%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(6.1)%	(2.9)%	(4.9)%	(4.9)%
Current accident year non-cat loss and ALAE ratio	66.1%	42.9%	52.8%	57.1%
Total non-cat loss and ALAE ratio	60.0%	40.0%	47.9%	52.2%
Total Loss and ALAE ratio	61.2%	56.6%	58.9%	59.4%
ULAE ratio	6.2%	6.4%	3.3%	6.2%
Total Loss and LAE ratio	67.4%	63.0%	62.2%	65.6%
Expense ratio	29.7%	33.6%	36.9%	31.4%
Combined ratio	97.1%	96.6%	99.1%	97.0%

Table 2

($ in millions)
2017	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$363.2	$227.9	$18.9	$610.0
Net earned premiums	341.0	220.7	18.9	580.6
Losses and LAE incurred:
Cat loss and ALAE	7.9	34.4	1.1	43.4
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(4.4)	1.5	1.3	(1.6)
Current accident year non-cat loss and ALAE	241.6	87.7	7.5	336.8
Total non-cat loss and ALAE	237.2	89.2	8.8	335.2
Total Loss and ALAE	245.1	123.6	9.9	378.6
ULAE	21.7	14.8	1.2	37.7
Total Loss and LAE	266.8	138.4	11.1	416.3
Underwriting expenses	104.2	76.0	7.1	187.3
Net underwriting (loss) gain	$(30.0)	$6.3	$0.7	$(23.0)

Cat loss and ALAE ratio	2.3%	15.6%	5.7%	7.5%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(1.3)%	0.7%	7.0%	(0.3)%
Current accident year non-cat loss and ALAE ratio	70.8%	39.7%	39.5%	58.0%
Total non-cat loss and ALAE ratio	69.5%	40.4%	46.5%	57.7%
Total Loss and ALAE ratio	71.8%	56.0%	52.2%	65.2%
ULAE ratio	6.4%	6.7%	6.5%	6.5%
Total Loss and LAE ratio	78.2%	62.7%	58.7%	71.7%
Expense ratio	28.7%	33.4%	37.4%	30.7%
Combined ratio	106.9%	96.1%	96.1%	102.4%

Table 3

($ in millions)
2016	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$333.5	$223.0	$20.4	$576.9
Net earned premiums	330.3	226.8	21.1	578.2
Losses and LAE incurred:
Cat loss and ALAE	7.0	40.4	1.1	48.5
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	7.9	0.5	0.6	9.0
Current accident year non-cat loss and ALAE	236.0	83.7	8.0	327.7
Total non-cat loss and ALAE	243.9	84.2	8.6	336.7
Total Loss and ALAE	250.9	124.6	9.7	385.2
ULAE	20.4	15.0	1.4	36.8
Total Loss and LAE	271.3	139.6	11.1	422.0
Underwriting expenses	89.7	69.7	7.4	166.8
Net underwriting (loss) gain	$(30.7)	$17.5	$2.6	$(10.6)

Cat loss and ALAE ratio	2.1%	17.8%	5.1%	8.4%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	2.4%	0.3%	2.2%	1.5%
Current accident year non-cat loss and ALAE ratio	71.4%	36.9%	38.9%	56.7%
Total non-cat loss and ALAE ratio	73.8%	37.2%	41.1%	58.2%
Total Loss and ALAE ratio	75.9%	55.0%	46.2%	66.6%
ULAE ratio	6.1%	6.6%	6.8%	6.3%
Total Loss and LAE ratio	82.0%	61.6%	53.0%	72.9%
Expense ratio	26.9%	31.2%	36.8%	28.9%
Combined ratio	108.9%	92.8%	89.8%	101.8%

In October 2016, we launched State Auto Connect for our personal auto and homeowners products in five states. State Auto Connect is a fully digital quote and issue platform that incorporates advanced data analytics and updated pricing models, enabling us to offer new products and coverages. The platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. We continued the rollout of State Auto Connect throughout 2017 and 2018. The final state rollout was completed in January 2019.
Net written premiums for the year ended December 31, 2018 increased 19.1% compared to 2017 (Tables 1 - 2). Premium growth was driven by personal auto rate increases as well as new business growth for both personal auto and homeowners resulting in higher levels of policies in force for both personal auto and homeowners for the year ended December 31, 2018 compared to 2017. We did experience a decline in retention, which was impacted by cumulative rate actions taken in personal auto.
Net written premiums for the year ended December 31, 2017 increased 5.7% compared to 2016 (Tables 2 - 3) driven by (i) rate increases for our personal auto product implemented beginning in 2016 and continuing throughout 2017 and (ii) new business growth in personal auto and homeowners. The new business growth experienced during 2017 was due to production generated through State Auto Connect.
The SAP catastrophe loss ratio for the year ended December 31, 2018 was 7.2%, compared to 7.5% in 2017 and 8.4% in 2016 (Tables 1 - 3). During 2018, catastrophe losses were primarily related to wind and hail storms with approximately one-third of the losses in the states of Texas and Colorado. During 2017, we were primarily impacted by (i) Hurricanes Harvey and Irma and (ii) widespread storms that affected the Ohio Valley region, South Carolina, Texas, Mississippi and Georgia. The 2016 results were impacted by (i) storms in Texas, primarily wind and hail, (ii) Hurricane Matthew, and (iii) wildfires in Tennessee.

The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 was 52.2%, compared to 57.7% in 2017 and 58.2% in 2016. (Tables 1 - 3). The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 5.5 points when compared to 2017 (Tables 1 - 2).
The personal auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 9.5 points when compared to 2017 (Tables 1 - 2).  Favorable development of prior accident year losses improved the 2018 loss ratio by 6.1 points compared to 1.3 points in 2017. The 2018 prior accident year favorable development related primarily to the 2016 and 2017 accident years. The 2018 current accident year loss and ALAE ratio improved 4.7 points compared to 2017, primarily due to cumulative rate and underwriting actions, as well as improved claim handling efficiency.
The homeowners SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 0.4 points when compared to 2017 (Tables 1 - 2) primarily attributable to favorable development of  prior accident year losses of 2.9 points compared to adverse development of 0.7 points 2017. Partially offsetting the 2018 improvement was a 3.2 point increase in the 2018 current accident year ratio when compared to 2017. The 2018 ratio reflects an increase in non-catastrophe weather when compared to 2017.
The SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2017 improved 0.5 points when compared to 2016 (Tables 2 -3).The 2017 results were impacted by favorable development of prior accident year losses of $4.4 million in personal auto compared to adverse development of $7.9 million in 2016. The 2017 favorable development was attributable to lower than expected bodily injury severity, primarily from accident years 2015 and 2016.

Commercial Insurance Segment
The following table sets forth certain key performance indicators by major product line of business for our commercial insurance segment for the years ended December 31, 2018, 2017 and 2016:
Table 4

($ in millions)
2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$77.1	$119.2	$118.8	$89.0	$46.8	$18.9	$469.8
Net earned premiums	75.1	120.9	114.4	90.7	45.0	18.2	464.3
Losses and LAE incurred:
Cat loss and ALAE	0.2	10.7	7.2	—	3.3	0.2	21.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(8.4)	(9.6)	(12.2)	(13.3)	(2.7)	(0.7)	(46.9)
Current accident year non-cat loss and ALAE	47.3	68.8	71.5	56.5	22.1	8.2	274.4
Total non-cat loss and ALAE	38.9	59.2	59.3	43.2	19.4	7.5	227.5
Total Loss and ALAE	39.1	69.9	66.5	43.2	22.7	7.7	249.1
ULAE	4.2	6.2	5.6	7.2	1.8	1.1	26.1
Total Loss and LAE	43.3	76.1	72.1	50.4	24.5	8.8	275.2
Underwriting expenses	35.8	53.6	49.5	29.1	21.3	8.2	197.5
Net underwriting (loss) gain	$(4.0)	$(8.8)	$(7.2)	$11.2	$(0.8)	$1.2	$(8.4)

Cat loss and ALAE ratio	0.3%	8.8%	6.3%	—%	7.3%	1.2%	4.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(11.2)%	(7.9)%	(10.6)%	(14.7)%	(6.0)%	(4.1)%	(10.1)%
Current accident year non-cat loss and ALAE ratio	63.0%	56.9%	62.5%	62.3%	49.2%	45.3%	59.1%
Total non-cat loss and ALAE ratio	51.8%	49.0%	51.9%	47.6%	43.2%	41.2%	49.0%
Total Loss and ALAE ratio	52.1%	57.8%	58.2%	47.6%	50.5%	42.4%	53.6%
ULAE ratio	5.6%	5.1%	4.9%	7.9%	3.9%	5.9%	5.6%
Total Loss and LAE ratio	57.7%	62.9%	63.1%	55.5%	54.4%	48.3%	59.2%
Expense ratio	46.5%	44.9%	41.6%	32.7%	45.6%	43.3%	42.0%
Combined ratio	104.2%	107.8%	104.7%	88.2%	100.0%	91.6%	101.2%

Table 5

($ in millions)
2017	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$73.5	$123.8	$111.1	$88.4	$42.6	$14.2	$453.6
Net earned premiums	76.2	127.4	109.1	88.8	39.6	14.6	455.7
Losses and LAE incurred:
Cat loss and ALAE	0.8	12.4	8.4	—	5.1	—	26.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(8.9)	(11.4)	(8.2)	(8.9)	(0.9)	(5.7)	(44.0)
Current accident year non-cat loss and ALAE	53.6	72.5	58.8	59.1	23.9	8.3	276.2
Total non-cat loss and ALAE	44.7	61.1	50.6	50.2	23.0	2.6	232.2
Total Loss and ALAE	45.5	73.5	59.0	50.2	28.1	2.6	258.9
ULAE	4.5	6.1	4.8	6.7	2.1	1.1	25.3
Total Loss and LAE	50.0	79.6	63.8	56.9	30.2	3.7	284.2
Underwriting expenses	31.5	55.7	42.5	28.4	16.3	7.7	182.1
Net underwriting (loss) gain	$(5.3)	$(7.9)	$2.8	$3.5	$(6.9)	$3.2	$(10.6)

Cat loss and ALAE ratio	1.1%	9.7%	7.7%	—%	13.0%	0.1%	5.9%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(11.7)%	(9.0)%	(7.5)%	(10.0)%	(2.2)%	(38.7)%	(9.6)%
Current accident year non-cat loss and ALAE ratio	70.3%	57.0%	53.9%	66.5%	60.1%	57.1%	60.5%
Total non-cat loss and ALAE ratio	58.6%	48.0%	46.4%	56.5%	57.9%	18.4%	50.9%
Total Loss and ALAE ratio	59.7%	57.7%	54.1%	56.5%	70.9%	18.5%	56.8%
ULAE ratio	5.9%	4.8%	4.4%	7.6%	5.5%	7.0%	5.6%
Total Loss and LAE ratio	65.6%	62.5%	58.5%	64.1%	76.4%	25.5%	62.4%
Expense ratio	43.0%	45.0%	38.3%	32.1%	38.2%	54.4%	40.2%
Combined ratio	108.6%	107.5%	96.8%	96.2%	114.6%	79.9%	102.6%

Table 6

($ in millions)
2016	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$79.0	$125.6	$108.8	$92.0	$37.0	$17.0	$459.4
Net earned premiums	88.3	127.5	110.5	93.8	35.5	17.0	472.6
Losses and LAE incurred:
Cat loss and ALAE	0.8	12.9	8.4	—	3.5	—	25.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	3.6	(0.6)	(0.4)	(4.2)	(1.7)	(1.8)	(5.1)
Current accident year non-cat loss and ALAE	66.5	65.9	62.2	62.7	16.1	8.1	281.5
Total non-cat loss and ALAE	70.1	65.3	61.8	58.5	14.4	6.3	276.4
Total Loss and ALAE	70.9	78.2	70.2	58.5	17.9	6.3	302.0
ULAE	4.8	6.9	6.0	8.4	2.2	1.2	29.5
Total Loss and LAE	75.7	85.1	76.2	66.9	20.1	7.5	331.5
Underwriting expenses	30.5	51.3	43.0	26.7	14.1	7.2	172.8
Net underwriting (loss) gain	$(17.9)	$(8.9)	$(8.7)	$0.2	$1.3	$2.3	$(31.7)

Cat loss and ALAE ratio	1.0%	10.1%	7.6%	—%	9.9%	—%	5.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	4.1%	(0.4)%	(0.3)%	(4.5)%	(5.1)%	(9.9)%	(1.1)%
Current accident year non-cat loss and ALAE ratio	75.3%	51.6%	56.2%	66.8%	45.9%	47.1%	59.6%
Total non-cat loss and ALAE ratio	79.4%	51.2%	55.9%	62.3%	40.8%	37.2%	58.5%
Total Loss and ALAE ratio	80.4%	61.3%	63.5%	62.3%	50.7%	37.2%	63.9%
ULAE ratio	5.5%	5.3%	5.3%	9.0%	6.0%	7.6%	6.2%
Total Loss and LAE ratio	85.9%	66.6%	68.8%	71.3%	56.7%	44.8%	70.1%
Expense ratio	38.5%	40.8%	39.5%	29.1%	38.1%	42.4%	37.6%
Combined ratio	124.4%	107.4%	108.3%	100.4%	94.8%	87.2%	107.7%

In October 2017, we launched State Auto Connect for new business in one state for our commercial auto and small commercial package products. Similar to the State Auto Connect platform for our personal insurance products, the State Auto Connect commercial lines platform is completely digital and incorporates data analytics and more sophisticated pricing models compared to our legacy underwriting systems. The platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. During 2018, we completed the rollout of State Auto Connect for commercial auto, and in January 2019 we finished the rollout of State Auto Connect in our remaining state for small commercial package. We anticipate launching our farm and ranch product in State Auto Connect during the first half of 2019 and plan to expand the product offering to include middle market commercial and workers’ compensation.
Net written premiums for the year ended December 31, 2018 increased 3.6% compared to 2017 (Tables 4 - 5), due to rate increases and new business growth in commercial auto and middle market commercial, and rate increases in farm & ranch. Partially offsetting the increase in net written premiums was a decline in new business for small commercial package.
Net written premiums for the year ended December 31, 2017 decreased 1.3% compared to 2016 (Tables 5 - 6), as new business premium growth was offset by a decline in renewal premiums. While overall new business premium for commercial insurance products increased 6.6% compared to 2017, new business policy counts declined 8.3%. The new business premium growth reflects the impact of rate and other actions taken beginning in 2016 and continuing into 2017. With the exception of workers’ compensation, new business premiums for each of the remaining commercial insurance products increased in 2017 compared to 2016. Renewal premiums and policy counts both declined in 2017 compared to 2016 due to (i) rate actions to improve profitability in commercial auto, (ii) more competitive market conditions in workers' compensation, and (iii) our continued focus on underwriting discipline across our commercial insurance products.
The SAP catastrophe loss and ALAE ratio for the year ended December 31, 2018 was 4.6% compared to 5.9% and 5.4% in 2017 and 2016, respectively (Tables 4 - 6). Weather-related catastrophe events for the year ended December 31, 2018 were less severe than catastrophe events impacting our 2017 and 2016 results. The 2017 commercial insurance segment's cat loss and ALAE ratios were impacted by the same events described in the preceding personal insurance segment discussion.
The commercial insurance segment SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 was 49.0% compared to 50.9% and 58.5% in 2017 and 2016, respectively (Tables 4 - 6). The 1.9 point improvement in the 2018 ratio compared to 2017 (Tables 4 - 5) was due to (i) a 1.4 point improvement in the current accident year ratio when compared to 2017 and (ii) greater favorable development of 10.1 points in 2018 compared to 9.6 points in 2017. The 7.6 point improvement in the 2017 ratio compared to 2016 (Tables 5 - 6) was primarily driven by (i) greater favorable development of prior accident year losses compared to the same 2016 period, and (ii) pricing, underwriting and claims improvements implemented throughout the last three years, including improved risk classification, rate increases and reductions in claims leakage.
The commercial auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 6.8 points when compared to 2017 (Tables 4 - 5) primarily due to 7.3 points of improvement in the current accident year ratio attributable to fewer large losses compared to 2017. The non-catastrophe loss and ALAE ratio for 2018 was impacted by less favorable development of prior accident year losses of 11.2 points compared to favorable development of 11.7 points in 2017. The 2017 commercial auto ratio improved 20.8 points compared to 2016 (Tables 5 - 6) primarily due to favorable development of prior accident year losses of $8.9 million compared to adverse development of $3.6 million in 2016. The majority of the 2017 favorable development was driven by lower than anticipated bodily injury severity from accident years 2014 and 2015.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 increased 1.0 points compared to 2017 (Tables 4 -5) driven by less favorable development of prior accident year losses of 7.9 points compared to 9.0 points in 2017. The 2017 small commercial package ratio improved 3.2 points when compared to the same 2016 period primarily driven by greater favorable development of prior accident year losses compared to 2016.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 increased 5.5 points compared to 2017 (Tables 4 - 5). The increase in the non-catastrophe loss and ALAE ratio was driven by an increase in current accident year losses of 8.6 points, partially offset by greater favorable development of prior accident year losses of 10.6 points compared to 7.5 points in 2017. The 2018 ratio was impacted by (i) elevated claim frequency, (ii) an increase in weather-related claims, and (iii) large fire losses when compared to 2017. The 2017 middle market commercial ratio improved 9.5 points compared to 2016 (Tables 5 - 6) primarily driven by greater favorable development of prior accident year losses compared to 2016. The 2017 favorable development was attributable to lower than anticipated liability severity from accident years 2014 and 2015.

The workers’ compensation SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 8.9 points compared to 2017 (Tables 4 - 5) primarily driven by greater favorable development of prior accident year losses of 14.7 points compared to 10.0 points in 2017. The 2018 favorable development of prior accident year losses occurred primarily within accident years 2015, 2016, and 2017. Additionally, the 2018 current accident year ratio improved 4.2 points when compared to 2017 reflecting better experience. The 2017 workers’ compensation ratio improved 5.8 points compared to 2016 (Tables 5 - 6) primarily driven by greater favorable development of prior accident year losses compared to 2016. The 2017 favorable development occurred primarily within accident years 2015 and 2016. While lower than anticipated severity accounted for the majority of the development, lower than expected frequency contributed as well.
The farm and ranch SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 improved 14.7 points compared to 2017 (Tables 4 - 5) driven by improvement in the current accident year ratio of 10.9 points compared to 2017. The 2018 current accident year loss ratio reflects lower severity compared to 2017 which was impacted by an elevated level of large fire losses. The 2018 ratio improvement was also impacted by greater favorable development of prior accident year losses of 6.0 points compared to 2.2 points in 2017. The 2017 farm and ranch ratio increased 17.1 points compared to 2016 (Tables 5 - 6) primarily driven by large fire losses.
Specialty Insurance Segment
The following table sets forth certain key performance indicators for our specialty insurance segment for the years ended December 31, 2018, 2017 and 2016:
Table 7

($ in millions)
2018	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$(5.6)	$20.5	$(0.9)	$14.0
Net earned premiums	10.2	69.8	19.8	99.8
Losses and LAE incurred:
Cat loss and ALAE	1.7	—	(0.3)	1.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.8)	2.7	1.2	3.1
Current accident year non-cat loss and ALAE	3.6	53.0	14.0	70.6
Total non-cat loss and ALAE	2.8	55.7	15.2	73.7
Total Loss and ALAE	4.5	55.7	14.9	75.1
ULAE	0.3	3.4	1.8	5.5
Total Loss and LAE	4.8	59.1	16.7	80.6
Underwriting expenses	4.0	12.9	1.9	18.8
Net underwriting gain (loss)	$1.4	$(2.2)	$1.2	$0.4

Cat loss and ALAE ratio	17.0%	—%	(1.7)%	1.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(8.0)%	3.9%	6.0%	3.1%
Current accident year non-cat loss and ALAE ratio	35.6%	76.0%	70.6%	70.8%
Total non-cat loss and ALAE ratio	27.6%	79.9%	76.6%	73.9%
Total Loss and ALAE ratio	44.6%	79.9%	74.9%	75.3%
ULAE ratio	2.9%	4.9%	9.2%	5.5%
Total Loss and LAE ratio	47.5%	84.8%	84.1%	80.8%
Expense ratio	(71.5)%	63.1%	(213.7)%	133.7%
Combined ratio	(24.0)%	147.9%	(129.6)%	214.5%

Table 8

($ in millions)
2017	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$30.1	$110.3	$66.3	$206.7
Net earned premiums	40.5	103.1	96.2	239.8
Losses and LAE incurred:
Cat loss and ALAE	52.6	0.1	1.2	$53.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	3.0	0.5	0.7	$4.2
Current accident year non-cat loss and ALAE	9.6	71.5	70.6	$151.7
Total non-cat loss and ALAE	12.6	72.0	71.3	155.9
Total Loss and ALAE	65.2	72.1	72.5	209.8
ULAE	0.1	3.7	5.7	9.5
Total Loss and LAE	65.3	75.8	78.2	219.3
Underwriting expenses	17.1	39.2	20.2	76.5
Net underwriting loss	$(41.9)	$(11.9)	$(2.2)	$(56.0)

Cat loss and ALAE ratio	130.1%	0.1%	1.2%	22.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	7.5%	0.4%	0.7%	1.7%
Current accident year non-cat loss and ALAE ratio	23.7%	69.4%	73.7%	63.5%
Total non-cat loss and ALAE ratio	31.2%	69.8%	74.4%	65.2%
Total Loss and ALAE ratio	161.3%	69.9%	75.6%	87.7%
ULAE ratio	—%	3.6%	5.9%	3.9%
Total Loss and LAE ratio	161.3%	73.5%	81.5%	91.6%
Expense ratio	57.0%	35.5%	30.4%	37.0%
Combined ratio	218.3%	109.0%	111.9%	128.6%
	75800000

Table 9

($ in millions)
2016	E&S Property	E&S Casualty	Programs	Total

Net written premiums	$44.4	$99.6	$112.2	$256.2
Net earned premiums	40.4	91.0	108.9	240.3
Losses and LAE incurred:
Cat loss and ALAE	6.9	0.1	0.5	7.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	1.9	4.6	14.3	20.8
Current accident year non-cat loss and ALAE	11.6	60.7	80.6	152.9
Total non-cat loss and ALAE	13.5	65.3	94.9	173.7
Total Loss and ALAE	20.4	65.4	95.4	181.2
ULAE	(0.4)	4.3	5.5	9.4
Total Loss and LAE	20.0	69.7	100.9	190.6
Underwriting expenses	20.4	35.5	37.1	93.0
Net underwriting loss	$—	$(14.2)	$(29.1)	$(43.3)

Cat loss and ALAE ratio	17.0%	0.1%	0.5%	3.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	4.7%	5.1%	13.1%	8.7%
Current accident year non-cat loss and ALAE ratio	28.8%	66.7%	74.0%	63.6%
Total non-cat loss and ALAE ratio	33.5%	71.8%	87.1%	72.3%
Total Loss and ALAE ratio	50.5%	71.9%	87.6%	75.4%
ULAE ratio	(0.9)%	4.7%	5.1%	3.9%
Total Loss and LAE ratio	49.6%	76.6%	92.7%	79.3%
Expense ratio	45.6%	35.6%	33.1%	36.3%
Combined ratio	95.2%	112.2%	125.8%	115.6%

We have exited the specialty of business, either through a series of renewal rights transactions or by placing lines of business into run-off, which will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group. We stopped writing specialty business on a net basis in 2018, and as a result, in 2019, the specialty insurance segment will no longer be a reportable segment. However, exposure to the risks underlying this business will continue as the premiums are earned through mid-2019.
As a result of our decision to exit specialty business, the specialty insurance segment's net written premiums for the year ended December 31, 2018 decreased compared to the same 2017 and 2016 periods (Tables 7 - 9).
Net written premiums for the year ended December 31, 2017 decreased 19.3% compared to 2016 (Tables 8 - 9). The change was primarily driven by (i) our third quarter 2016 decision to exit program business and (ii) a decline in E&S property net written premiums due to our 2017 decision to exit E&S property business and continued competitiveness within the catastrophe-exposed property market. These decreases were partially offset by new business growth in E&S casualty, primarily driven by increased production from our umbrella and gas & propane distribution underwriting teams.
As earned premiums for the specialty insurance segment continues to run-off, the related loss and LAE ratios will reflect increasing volatility. The SAP catastrophe loss and ALAE ratio for 2018 was 1.4% compared to 22.5% and 3.1% in 2017 and 2016, respectively (Tables 7 - 9). The 2017 SAP cat loss and ALAE ratio reflects the impact of Hurricane’s Harvey and Irma, which added 21.2 points, or $50.6 million, to the cat loss ratio. The 2016 SAP cat loss ratio reflects the impact of Hurricane Matthew which added 2.4 points, or $5.9 million, to the cat loss ratio.

The specialty insurance segment SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2018 was 73.9% compared to 65.2% and 72.3% in 2017 and 2016, respectively (Tables 7 - 9). The 2018 non-cat loss and ALAE ratio was impacted by 3.1 points of adverse development from prior accident years compared to 1.7 points and 8.7 points in 2017 and 2016, respectively. The 2018 adverse development was due to (i) adverse development in E&S casualty within our healthcare and umbrella books of business and (ii) adverse development in programs driven by increased ultimate loss estimates for commercial auto liability and contractors liability coverages. The 2017 adverse development was due to higher than anticipated severity for liability coverages on Florida package business in run-off in E&S property and was related primarily to accident years 2013 - 2016. The 2016 development was primarily driven by (i) elevated severity trends within programs with commercial auto exposures and (ii) increases to prior accident year ultimate loss and ALAE estimates for the run-off healthcare line of business within E&S casualty.
Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	% GAAP Loss and LAE Ratio	2017	% GAAP Loss and LAE Ratio	2016	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$876.6	70.8%	$964.9	75.7%	$915.3	70.9%
Prior years	(80.2)	(6.5)%	(46.6)	(3.7)%	27.0	2.1%
Total losses and loss expenses	$796.4	64.3%	$918.3	72.0%	$942.3	73.0%

As shown above, the impact on 2018 loss and loss expenses attributable to prior years was $80.2 million, or favorable development in the estimated ultimate liability for prior years’ claims.

The following table sets forth a tabular presentation of the development of the ultimate liability of prior accident years by line of business for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
	(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(24.4)	$(4.4)	$7.9
Homeowners	(7.3)	1.5	0.5
Other Personal	(1.1)	1.3	0.6
Personal Insurance Segment	(32.8)	(1.6)	9.0

Commercial Insurance Segment:
Commercial Auto	(8.4)	(8.9)	3.6
Small Commercial Package	(9.6)	(11.4)	(0.6)
Middle Market Commercial	(12.2)	(8.2)	(0.4)
Workers' Compensation	(13.3)	(8.9)	(4.2)
Farm & Ranch	(2.7)	(0.9)	(1.7)
Other Commercial	(0.7)	(5.7)	(1.8)
Commercial Insurance Segment	(46.9)	(44.0)	(5.1)

Specialty Insurance Segment:
E&S Property	(0.8)	3.0	1.9
E&S Casualty	2.7	0.5	4.6
Programs	1.2	0.7	14.3
Specialty Insurance Segment	3.1	4.2	20.8

Cat Loss and ALAE	3.5	(2.0)	(1.4)
ULAE	(7.1)	(3.2)	3.7
Total	$(80.2)	$(46.6)	$27.0

For further information, see the discussion below and the "Personal Insurance Segment", "Commercial Insurance Segment" and "Specialty Insurance Segment" sections of “Results of Operations – Insurance Segments” included in this Item 7
The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2018:

($ millions) Accident Year	2018
(Redundancy)/Deficiency
2008 and prior	$2.9
2009	(1.7)
2010	(0.7)
2011	(2.0)
2012	(3.4)
2013	(10.8)
2014	(7.1)
2015	(8.1)
2016	(12.8)
2017	(36.5)
Total	$(80.2)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2018 development were as follows:
•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $46.9 million of favorable development, driven by workers’ compensation, middle market commercial, small commercial package, and commercial auto, which contributed $13.3 million, $12.2 million, $9.6 million and $8.4 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.
•The personal insurance segment non-catastrophe loss and ALAE reserves contributed $32.8 million of the favorable development, driven by personal auto and homeowners which contributed $24.4 million and $7.3 million, respectively, of favorable development, primarily due to lower than anticipated bodily injury severity from the prior two accident years.
•ULAE was $7.1 million lower than anticipated in the reserves at December 31, 2017.
•The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $3.1 million of adverse development, which was driven by E&S casualty and programs with adverse development of $2.7 million and $1.2 million, respectively. E&S casualty adverse development was primarily due to higher ultimate loss estimates for healthcare and umbrella product lines, with the development being spread across accident years 2014 through 2017. For programs, adverse development was due primarily to higher ultimate loss estimates for certain programs with auto liability and contractors liability exposure. Slightly offsetting the adverse development was $0.8 million of favorable development in E&S property.
•Catastrophe reserves contributed $3.5 million of adverse development.
The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2017:

($ millions) Accident Year	2017
(Redundancy)/Deficiency
2007 and prior	$1.5
2008	(0.7)
2009	(0.4)
2010	(1.9)
2011	(3.5)
2012	(7.7)
2013	(2.5)
2014	(7.9)
2015	(13.8)
2016	(9.7)
Total	$(46.6)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2017 development were as follows:
•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $44.0 million of favorable development, driven by small commercial package, workers’ compensation, commercial auto and middle market commercial, which contributed $11.4 million, $8.9 million, $8.9 million and $8.2 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.
•ULAE was $3.2 million lower than anticipated in the reserves at December 31, 2016.
•Catastrophe reserves contributed $2.0 million of favorable development.

•The personal insurance segment non-catastrophe loss and ALAE reserves contributed $1.6 million of the favorable development, driven by personal auto which contributed $4.4 million of favorable development, primarily due to lower than anticipated bodily injury severity from the prior two accident years. This was partially offset by homeowners and other personal, which contributed $1.5 million and $1.3 million of adverse development, respectively.
•The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.2 million of adverse development, which was driven by E&S property with adverse development of $3.0 million. E&S property adverse development was driven by higher than anticipated severity for liability coverages on the run-off Florida package business. For programs, adverse development was $0.7 million, with adverse development of $5.7 million attributable to accident years 2013-2015 mostly offset by favorable development of $5.0 million, primarily from accident years 2012 and 2011.
The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2016:

($ millions) Accident Year	2016
(Redundancy)/Deficiency
2006 and prior	$3.4
2007	(3.3)
2008	(1.7)
2009	1.6
2010	(0.5)
2011	(1.7)
2012	(1.9)
2013	2.1
2014	6.4
2015	22.6
Total	$27.0

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the adverse development in 2016 resulted primarily from accident years 2015 and 2014. The more notable items contributing to 2016 development were as follows:
•The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $20.8 million of adverse development, which was driven by programs and E&S casualty with adverse development of $14.3 million and $4.6 million, respectively. Programs adverse development was driven by higher than expected severity in programs with commercial auto exposures. E&S casualty adverse development was driven by increased severity from the healthcare line, which was placed in run-off in the first quarter of 2016.
•The personal insurance segment non-catastrophe loss and ALAE reserves contributed $9.0 million of the adverse development, driven by personal auto which contributed $7.9 million of adverse development, primarily due to higher than anticipated bodily injury severity from the prior two accident years.
•ULAE was $3.7 million higher than anticipated in the reserves at December 31, 2015.
•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $5.1 million of favorable development, primarily driven by workers’ compensation, other commercial, and farm & ranch, which contributed $4.2 million, $1.8 million, and $1.7 million respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The favorable development was partially offset by adverse development in commercial auto of $3.6 million, which was driven by higher than anticipated bodily injury severity from the prior two accident years.
•Catastrophe reserves contributed $1.4 million of favorable development.

The following table sets forth loss and loss expenses payable by major line of business at 2018 and 2017:

($ millions)	2018	2017	$ Change
Personal Insurance Segment:
Personal auto	$173.2	$191.8	$(18.6)
Homeowners	53.2	50.5	2.7
Other Personal	14.1	13.8	0.3
Total Personal Insurance Segment	240.5	256.1	(15.6)
Commercial Insurance Segment:
Commercial Auto	78.9	92.1	(13.2)
Small Commercial Package	120.0	124.5	(4.5)
Middle Market Commercial	147.2	151.4	(4.2)
Workers’ Compensation	195.4	193.4	2.0
Farm & Ranch	12.9	16.4	(3.5)
Other Commercial	27.5	26.5	1.0
Total Commercial Insurance Segment	581.9	604.3	(22.4)
Specialty Insurance Segment:
E&S Property	33.1	64.8	(31.7)
E&S Casualty	186.8	176.8	10.0
Programs	99.0	150.5	(51.5)
Total Specialty Insurance Segment	318.9	392.1	(73.2)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,141.3	$1,252.5	$(111.2)

The loss and loss expenses payable at December 31, 2018 decreased $111.2 million from the loss and loss expenses payable at December 31, 2017, primarily due to the settlement of claims from Hurricanes Harvey and Irma in E&S property and the run-off of programs business.
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
Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses were $449.8 million in 2018 compared to $455.2 million and $430.1 million in 2017 and 2016, respectively. Acquisition and operating expenses for 2018 decreased when compared to 2017 primarily due to our exit of specialty business, partially offset by (i) an increase in agent and associate incentive compensation, (ii) an increase in report ordering costs and (iii) the impact of our technology investments, including amortization and system and infrastructure support. Acquisition and operating expenses for 2017 increased compared to 2016, primarily due to (i) the impact of our technology investments, including amortization and system and infrastructure support and (ii) an increase in agent incentive compensation.

Investment Operations Segment
Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities, U.S. large-cap equities, U.S. small-cap equity funds, international equity funds, master limited partnership ("MLP") funds and exchange traded funds ("ETF"). In addition, Stateco uses an outside investment manager who invests in international funds. The Investment and Finance Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders, grow long term economic surplus to increase our capital position, maintain a consistent level of income to support operations and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.
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
We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude purchases of bonds that are rated below investment grade by a recognized rating service. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised mostly of debt issues rated A, or higher. We obtain investment ratings from nationally recognized ratings agencies. If there is a split rating, we assign the lowest rating obtained. At December 31, 2018, there was one fixed maturity investment rated below investment grade in our available-for-sale investment portfolio. This security is rated below investment grade due to a rating downgrade subsequent to the purchase of the security.
Our internally managed equity portfolio invests in U.S. large-cap companies across many different industries, selected based upon their potential for appreciation. This diversification across companies and industries reduces volatility in the value of the large-cap equity portfolio. Our investment policy guidelines limit the purchase of a specific stock to no more than 5.0% of the market value of the stock at the time of purchase, and no individual company’s equity holding should exceed 5.0% of the total equity portfolio. In addition, we also invest in dividend-paying exchange traded funds and mutual funds which add to the diversification of the portfolio by allowing us to invest in a large number of companies via one security.
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
At December 31, 2018, our investments in fixed maturities, equity securities and certain other invested assets are carried at fair value. The unrealized holding gains or losses of our available-for-sale fixed maturities, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment (loss) gain" in the condensed consolidated statements of income for the year ended December 31, 2018.

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2018 and 2017:

($ millions)	2018	% of Total	2017	% of Total
Cash and cash equivalents	$59.8	2.2%	$91.5	3.3%
Fixed maturities, at fair value:
Fixed maturities	2,017.1	75.9%	2,037.0	73.2%
Treasury inflation-protected securities	142.4	5.4%	155.8	5.6%
Total fixed maturities	2,159.5	81.3%	2,192.8	78.8%
Notes receivable from affiliate (1)	70.0	2.6%	70.0	2.5%
Equity securities:
Large-cap securities	77.2	2.9%	96.8	3.5%
Mutual and exchange traded funds	237.8	8.9%	268.5	9.7%
Total equity securities	315.0	11.8%	365.3	13.2%
Other invested assets:
International instruments	38.5	1.5%	45.2	1.6%
Other invested assets	10.3	0.4%	10.8	0.4%
Total other invested assets	48.8	1.9%	56.0	2.0%
Other invested assets, at cost	5.6	0.2%	5.6	0.2%
Total portfolio	$2,658.7	100.0%	$2,781.2	100.0%

(1) In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2018:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$165.0	$164.3
Due after 1 year through 5 years	653.8	641.6
Due after 5 years through 10 years	208.9	208.6
Due after 10 years	370.6	373.1
U.S. government agencies residential mortgage-backed securities	789.9	771.9
Total	$2,188.2	$2,159.5

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2018, our equity portfolio consisted of approximately 42 different large-cap stocks and 16 mutual and exchange traded funds. The largest single fund holding was 22.2% of the equity portfolio based on fair value and the top ten positions accounted for 72.6% of the equity portfolio. At December 31, 2017, our equity portfolio consisted of approximately 42 different large-cap stocks and 15 mutual and exchange traded funds. The largest single fund holding was 20.2% of the equity portfolio based on fair value and the top ten positions accounted for 71.1% of the equity portfolio. During the fourth quarter of 2017, we sold our externally-managed small-cap holdings and reinvested the proceeds into small-cap focused mutual funds and ETFs.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.23 and 4.23 as of December 31, 2018 and 2017, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2018:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$469.7	$450.2	$432.4	$416.2	$401.3
Obligations of states and political subdivisions	449.0	432.2	414.6	392.8	367.0
Corporate securities	572.4	556.8	540.6	524.5	508.9
U.S. government agencies mortgage-backed securities	833.9	806.5	771.9	732.5	693.6
Balance as of December 31, 2018	$2,325.0	$2,245.7	$2,159.5	$2,066.0	$1,970.8

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 65.8% of the bonds we own are rated AA or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2018, approximately $771.9 million, or 35.7%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
The following table sets forth the credit ratings of our municipal securities based on ratings by nationally recognized rating agencies at December 31, 2018:

($ millions)
Rating	Total fair value	%
AAA	$35.0	8.4
AA*	268.2	64.7
A	101.8	24.6
BBB	9.6	2.3
Total	$414.6	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.

We believe our Muni Portfolio is well diversified by issuer and state. We have 5.8% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 13.0% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 58.8% of our Muni Portfolio and state and local government general obligation bonds make up 21.7% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
At December 31, 2018, our large-cap equity portfolio had a weighted beta of 0.98 using the S&P 500 Index as the benchmark. At December 31, 2018, our mutual and exchange traded funds portfolio had a weighted beta of 0.99 using the S&P 500 Index and the CRSP US Small Cap Index as benchmarks. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the large-cap equity portfolio and the mutual fund and ETF portfolio given a change in the respective index at December 31, 2018:

Large-cap equity portfolio:
Fair value ($ millions)	$92.3	$84.7	$77.2	$69.6	$62.0
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

Mutual fund and ETF portfolio:
Fair value ($ millions)	$284.9	$261.4	$237.8	$214.3	$190.7
Change in Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%
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
At December 31, 2018, we have one international fund which is included in other invested assets. The international fund had a beta of 0.70 using the MSCI EAFE Index as a benchmark. The following table sets forth what changes might occur in the value of Funds 1 given a change in the MSCI EAFE Index at December 31, 2018:

International fund:
Fair value ($ millions)	$44.0	$41.3	$38.5	$35.9	$33.2
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity value may differ significantly from what is shown in the table above.

Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2018, 2017 and 2016:

($ millions)	Year Ended December 31
	2018	2017	2016
Gross investment income:
Fixed maturities	$65.3	$63.2	$63.4
Equity securities	13.4	10.5	7.3
Other	7.2	6.3	5.6
Total gross investment income	85.9	80.0	76.3
Less: Investment expenses	1.0	1.2	1.6
Net investment income	$84.9	$78.8	$74.7

Average invested assets (at cost)	$2,691.1	$2,561.1	$2,443.0
Annualized investment yield	3.2%	3.1%	3.1%
Annualized investment yield, after tax	2.6%	2.2%	2.3%
Net investment income, after tax	$69.3	$57.0	$55.7
Effective tax rate	18.3%	27.7%	25.5%

Our investment operations revenue for the year ended December 31, 2018 was primarily impacted by an increase in dividend income when compared to the same 2017 and 2016 periods. The dividend income increase was due to higher dividends from our MLP holdings.
The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018		2017		2016
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.0	$98.0	$2.8	$184.8	$2.8	$211.6
Equity securities	6.6	88.5	66.7	243.2	29.2	147.0
Other invested assets	—	—	0.2	1.1	12.1	0.8
Total realized gains	$8.6	$186.5	$69.7	$429.1	$44.1	$359.4
Realized losses:
Equity securities:
Sales	$(0.9)	$9.3	$(1.1)	$9.5	$(0.8)	$6.0
OTTI	—	—	(3.5)	—	(4.5)	—
Fixed maturities:
OTTI	—	—	—	—	(2.3)	—
Other invested assets	—	1.2	—	—	—	—
Total realized losses	$(0.9)	$10.5	$(4.6)	$9.5	$(7.6)	$6.0
Net realized gains on investments	$7.7	$197.0	$65.1	$438.6	$36.5	$365.4

Net realized gains decreased $57.4 million in 2018 when compared to 2017, while net realized gains for 2017 increased $28.6 million when compared to 2016. Net realized gains for 2018 declined compared to 2017 and 2016 due to (i) fewer sales transactions and (ii) the impact of the adoption of ASU 2016-01. Net realized gains in 2017 were impacted by (i) realized gains of $18.5 million from the sale of our U.S. small-cap equity portfolio and (ii) sales within our U.S. large-cap equity portfolio. The proceeds from the sale of our U.S. small-cap equity portfolio were reinvested in U.S. small-cap focused mutual and exchange traded funds. During the fourth quarter of 2016, we redeemed a limited partnership investment in international equities that had been classified as other invested assets. The redemption proceeds were reinvested in an international equity mutual fund classified as an equity security. We recognized a gain of $12.0 million on the redemption. Out of the total proceeds related to this redemption and reinvestment, $44.0 million was non-cash and therefore excluded from net cash used in investing activities in the consolidated statements of cash flows.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We recognized $2.3 million of OTTI on our fixed maturity portfolio during 2016. We did not recognize any impairments on our fixed maturity portfolio during 2018 or 2017.
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the years ended December 31, 2017 and 2016:

($ millions)	2018		2017		2016
	Number of positions	Total impairment	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	—	$—	1	$(1.5)	2	$(0.6)
Small-cap securities	—	—	22	(2.0)	28	(3.9)
Fixed maturities	—	—	—	—	1	(2.3)
Total OTTI	—	$—	23	$(3.5)	31	$(6.8)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2018, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2018:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$3.2	12	$(9.2)	42	$432.4
Obligations of states and political subdivisions	408.2	7.3	82	(0.9)	15	414.6
Corporate securities	551.7	0.6	21	(11.7)	61	540.6
U.S. government agencies mortgage-backed securities	789.9	3.3	35	(21.3)	88	771.9
Total available-for-sale fixed maturities	$2,188.2	$14.4	150	$(43.1)	206	$2,159.5

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2018 and 2017, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2018:

($ millions)	2018	2017	$ Change
Available-for-sale investments
Unrealized holding (losses) gains:
Fixed maturities	$(28.7)	$19.7	$(48.4)
Equity securities (1)	—	46.7	(46.7)
Other invested assets (1)	—	30.2	(30.2)
Unrealized (losses) gains	(28.7)	96.6	(125.3)
Deferred federal income tax benefit (liability)	6.0	(30.6)	36.6
Unrealized (losses) gains, net of tax	$(22.6)	$66.0	$(88.7)
(1) Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01 and equity securities and other invested assets are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities and other invested assets are now recognized in net income.

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2018.

Other Items
Income Taxes
For the year ended December 31, 2018, the federal income tax expense was $0.1 million compared to an income tax expense of $52.8 million for 2017 and an income tax benefit of $0.4 million for 2016. Our effective tax rate for 2018 was 0.5% compared with 150.7% in 2017 and (2.3%) in 2016. The change in our effective tax rate in 2018 when compared to 2017 was primarily due to the revaluation of our net deferred tax asset as a result of the enactment of the TCJA in 2017. The revaluation of our deferred tax asset resulted in a provisional deferred tax charge of $43.5 million in 2017.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 10, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2018, 2017 and 2016.
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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million open line of credit with the Federal Home Loan Bank of Cincinnati (the “FHLB”) is available for general corporate purposes such as funding liquidity needs.  See “Liquidity and Capital Resources – Borrowing Arrangements included in this Item 7.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2018, 2017 or 2016.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2018 and 2017, we had $59.8 million and $91.5 million, respectively, in cash and cash equivalents, and $2,523.3 million and $2,614.1 million, respectively, of total investments. Our available-for-sale fixed maturities included $8.9 million and $9.3 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2018 and 2017. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Results of Operations – Investments Operations Segment” included in this Item 7.
Net cash used in operating activities was $13.4 million in 2018, compared to net cash provided operating activities by $67.9 million and $113.5 million in 2017 and 2016, respectively. The change was primarily driven by (i) our decision to exit the specialty business which has resulted in the run-off of specialty premiums, and (ii) a higher level of paid losses.
Net cash used in investing activities was $16.0 million, $20.5 million and $127.6 million in 2018, 2017 and 2016, respectively. The change from 2018 compared to 2017 and 2016 was primarily driven by declines in (i) fixed maturities sales resulting from rising interest rates, and (ii) purchases and sales of equity securities because we are comfortable with the position of the current portfolio.
Net cash used in financing activities was $2.3 million and $7.0 million in 2018 and 2017, respectively, compared to net cash provided by financing activities of $7.1 million in 2016. The change was primarily driven by an increase in stock option exercises due to a higher stock price in 2018 compared to 2017 and 2016.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2018, no advances had been made under the OLC.
FHLB Loans
State Auto P&C has outstanding two term loans with the FHLB in the principal amounts of $21.5 million and $85.0 million, respectively (the “2016 FHLB Loan” and "2018 FHLB Loan", respectively). The 2016 FHLB Loan is a five-year term loan, but may be prepaid after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2018 FHLB Loan is a 15-year loan and provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 3.96%. Prepayment of the 2018 FHLB Loan would require a prepayment fee. The 2018 FHLB Loan refinanced a prior loan from the FHLB. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the year ended December 31, 2018.
The 2016 and 2018 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2018 and 2017 were 6.94% and 5.68%, respectively.

Notes Payable Summary
The following table sets forth our notes payable at December 31, 2018:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	$15.2	$15.2	6.94%
FHLB loan due 2033: issued $85.0 million, May 2018 with fixed interest	85.3	89.0	3.96%
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5	20.9	1.73%
Total notes payable	$122.0	$125.1

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Liquidity and Capital Resources – Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2018, we had $15.2 million notes payable with variable interest and $85.3 million and $21.5 million of notes payable with interest fixed at 3.96% and 1.73%, respectively, which equated to approximately 12.5% variable interest debt and 87.5% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Liquidity and Capital Resources –Contractual Obligations” included in this Item 7.
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
Other Reinsurance Arrangements
Each member of the State Auto Group is party to working reinsurance treaties for casualty, workers’ compensation and property lines with several reinsurers arranged through reinsurance intermediaries. These agreements are described in more detail below. We have also secured other reinsurance to limit the net cost of large loss events for certain types of coverage. The State Auto Group also makes use of facultative reinsurance for unique risk situations. The State Auto Group also participates in state insurance pools and associations. In general, these pools and associations are state sponsored and/or operated, impose mandatory participation by insurers doing business in that state, and offer coverage for hard-to-place risks at rates established by the state sponsor or operator, thereby transferring risk of loss to the participating insurers in exchange for premiums which may not be commensurate with the risk assumed.
Adverse Development Cover
The State Auto Group has an adverse development reinsurance agreement implemented at the end of 2014, providing $40.0 million of coverage for adverse claims development in excess of carried reserves as of November 30, 2014 for the terminated restaurant program business previously underwritten by a MGU-subsidiary of State Auto Mutual.
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

Property Per Risk Treaty
As of July 1, 2018, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $4.0 million. Claims arising from named storms and earthquake for E&S property (currently in runoff) are excluded from this treaty. The reinsurers are responsible for 100.0% of the loss excess of the $4.0 million retention for property business up to $20.0 million of covered loss.
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
Oil & Gas Quota Share
Effective March 1, 2018, the State Auto Group entered into a quota share agreement (the "Oil & Gas Quota Share") covering its gas & propane distribution book of business. The Oil & Gas Quota Share expires February 28, 2019. In accordance with this agreement, the State Auto Group ceded to external reinsurers (i) 100% of unearned premiums for this book of business as of the effective date and (ii) 100% of new and renewal policies issued on or after the effective date. In addition, the State Auto Group will receive a minimum ceding commission of 23.0% on premiums ceded under the Oil & Gas Quota Share.
The liability of the reinsurers under the Oil & Gas Quota Share will not exceed any of the following: $4.0 million as to any one occurrence with respect to property and auto physical damage losses (increased from $3.0 million effective July 1, 2018), $1.0 million as to any occurrence with respect to auto liability losses, and $1.0 million any occurrence or $2.0 million any aggregate with respect to general liability losses.
The rates for all of our treaty reinsurance agreements are negotiated annually.

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2018:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,141.3	$481.7	$402.7	$134.1	$122.8
Notes payable(2):
FHLB loan due 2021: issued $21.5 million, September 2016 with fixed interest	21.5	—	21.5	—	—
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	85.0	—	—	—	85.0
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
Total notes payable	122.0	—	21.5	—	100.5
Interest payable (2):
FHLB loan due 2021: issued $21.5 million, September 2016 with fixed interest	1.1	0.4	0.7	—	—
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	52.1	3.4	6.7	6.7	35.3
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	16.8	1.1	2.2	2.2	11.3
Total interest payable	70.0	4.9	9.6	8.9	46.6
Postretirement benefits	19.4	2.3	4.3	3.9	8.9
Pension funding(4)	63.6	6.2	13.3	13.6	30.5
Total	$1,416.3	$495.1	$451.4	$160.5	$309.3

(1)	We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. Under the current Pooling Arrangement, STFC will recover 35% of these payments. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2018, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2018 of 2.7381% plus 4.20%, or 6.9381%.
(4)	These amounts are estimates of ERISA minimum funding levels based on adjustments to prior year assumptions for our defined benefit pension plan and do not represent an estimate of our expected contributions. Funding levels generally are not determined until later in the year with respect to the contribution year. See Note 11, “Pension and Postretirement Benefits Plans” to our consolidated financial statements included in Item 8 of this Form 10-K for a tabular presentation of expected benefit payments from the State Auto Group’s defined benefit pension plan.

The cost of leases and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.
Regulatory Considerations
At December 31, 2018, 2017 and 2016, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2018, 2017 and 2016:

Statutory Leverage Ratios	2018	2017	2016
State Auto P&C	1.4	1.5	1.5
Milbank	1.7	1.8	1.9
Weighted Average	1.4	1.6	1.5

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that we may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $87.2 million is available for payment to State Auto Financial from its insurance subsidiaries in 2019 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $15.0 million and $10.0 million in 2018, 2017 and 2016.
Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2018, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 437% to 27,977%.
Credit and Financial Strength Ratings
As of June 12, 2018, the State Auto Group’s financial strength rating from A.M. Best was A- (Excellent) with a stable outlook and its credit rating from A.M. Best was bbb- with a stable outlook.
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
Investments
Our fixed maturity investments are classified as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01 that, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment (loss) gain" in the condensed consolidated statements of income for the year ended December 31, 2018.
We regularly monitor our investment portfolio for declines in value that are other-than-temporarily impaired (“OTTI”), an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our fixed maturity investments for OTTI: (i) the financial condition of the issuer including receipt of scheduled principal and interest cash flows; (ii) our intent to sell; and (iii) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in other comprehensive (loss) income. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive (loss) income.

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
Loss reserves are management’s best estimates (“MBE”) at a given point in time of what we expect to pay to settle all claims incurred as of that date based on known facts, circumstances and historical trends. Loss reserves at the individual claim level are established on either a case reserve basis or formula reserve basis depending on the type and circumstances of the loss. The case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for changes caused by inflation. Case reserves and formula reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the loss reserve is to develop an estimate of the ultimate losses and loss expenses incurred, and subtract all amounts already paid or held as case or formula reserves.
The determination of ultimate losses and loss expenses integrates information and analysis provided by several disciplines within our Company, including claims, actuarial and accounting. This assessment requires considerable judgment in understanding how claims mature, which lines of business are the most volatile, and how trends change over time. Loss reserves represent an estimate at a given point in time based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates and economic conditions. Although we consider many different sources of information, as well as a number of actuarial methodologies to estimate our loss reserves, there is no single method for determining the exact ultimate liability.
Our internal actuarial staff conducts quarterly reviews of loss development information to assist management in making estimates of ultimate losses and loss expenses. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure growth, current business conditions, catastrophe developments and late reported claims. In addition, reasonableness tests are performed on many of the assumptions underlying each reserving methodology, such as claim frequency, claim severity and loss ratios. Nonetheless, changes which are not contemplated do occur over time, and those changes are incorporated in subsequent valuations of our loss reserves.
We use a number of different methodologies to estimate the IBNR component of our loss reserves. Our loss reserves include amounts related to short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The most common reserving methods and strengths and weaknesses of each are described below.
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

Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting indicated IBNR reserves. This method uses paid loss experience as well as the outstanding estimates (formula and case reserves) for claims that have been reported and are still open. With this method, a pattern of reported losses is estimated to project ultimate incurred values for each accident year. An important assumption underlying the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes can distort the projections.
Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in the paid method exclude case reserve estimates, so only paid losses are utilized. With this method, a payment pattern is estimated to project ultimate settlement values for each accident year, with an important underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern influences the payment pattern) is relevant to the results of this method. This method’s advantage is that the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that (i) the paid method does not use all of the available information, (ii) in some cases the liability payment patterns require the application of very large development factors to relatively small payments in less mature accident years, and (iii) changes in the claims settlement rate will distort the projections.
Claim Counts and Severities Method: The Counts and Severities Method calculations are very similar to the development methods described above. The incurred claim counts reported to date are projected to an ultimate number. Similarly, the incurred loss severities are projected to an ultimate value. The ultimate incurred count is multiplied by the ultimate incurred severity, for each accident year, to arrive at the ultimate incurred loss estimate.
Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio and Bornhuetter-Ferguson methods described below.
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
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. Reserves consider the expected variation to establish an appropriate position within a range. At December 31, 2018, loss and loss expenses payable are $1,141.3 million, within an estimated range of $994.2 million to $1,181.3 million.

The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,181.3 million, the reserve increase of $40.0 million corresponds to an after-tax decrease of $31.6 million in net income, assuming a tax rate of 21%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $994.2 million, the $147.1 million reserve decrease would add $116.2 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying certain loss reserve estimation methods for casualty lines is that the loss cost trends underlying historical data will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2018, workers’ compensation loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 5% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 5% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in workers’ compensation is an increase of $111.7 million on reserves, or a $88.2 million reduction to net income, assuming a tax rate of 21%. Inflation changes have much more impact on the longer tail commercial lines like workers’ compensation, and much less impact on the shorter tail personal lines.
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
The following table sets forth a reconciliation of MBE of our direct loss and LAE reserve to our net losses and loss expenses payable at December 31, 2018 and 2017. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2018 and 2017, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2018	2017
Direct loss and ALAE reserve:
STFC Pooled Companies	$523.1	527.1
Assumed by STFC Pooled Companies	633.0	731.5
Total direct loss and ALAE reserve	1,156.1	1,258.6
Direct ULAE reserve:
STFC Pooled Companies	28.7	29.8
Assumed by STFC Pooled Companies	30.7	33.8
Total direct ULAE reserve	59.4	63.6
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(20.9)	(21.9)
Assumed by STFC Pooled Companies	(4.0)	(3.6)
Total direct salvage and subrogation recoverable	(24.8)	(25.5)
Reinsurance recoverable	(5.5)	(3.1)
Assumed reinsurance	22.3	9.2
Reinsurance assumed by STFC Pooled Companies	(66.2)	(50.3)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $5.5 million and $3.1 million in 2018 and 2017, respectively	$1,141.3	1,252.5

The following tables set forth the net losses and loss expenses payable by major line of business at December 31, 2018 and 2017:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2018
Personal Insurance Segment:
Personal Auto	$125.9	40.2	7.1	173.2
Homeowners	32.6	17.3	3.3	53.2
Other personal	5.3	8.2	0.6	14.1
Total Personal Insurance Segment	163.8	65.7	11.0	240.5
Commercial Insurance Segment:
Commercial Auto	47.4	29.0	2.5	78.9
Small Commercial Package	48.8	65.7	5.5	120.0
Middle Market Commercial	63.0	70.2	14.0	147.2
Workers’ Compensation	66.9	115.2	13.3	195.4
Farm & Ranch	8.1	4.2	0.6	12.9
Other Commercial	1.2	26.2	0.1	27.5
Total Commercial Insurance Segment	235.4	310.5	36.0	581.9
Specialty Insurance Segment:
E&S Property	20.1	12.3	0.7	33.1
E&S Casualty	50.6	127.0	9.2	186.8
Programs	50.2	45.9	2.9	99.0
Total Specialty Insurance Segment	120.9	185.2	12.8	318.9
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$520.1	561.4	59.8	1,141.3

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2017
Personal Insurance Segment:
Personal Auto	$125.7	56.4	9.7	191.8
Homeowners	28.8	18.5	3.2	50.5
Other personal	5.6	7.6	0.6	13.8
Total Personal Insurance Segment	160.1	82.5	13.5	256.1
Commercial Insurance Segment:
Commercial Auto	53.2	35.7	3.2	92.1
Small Commercial Package	51.6	66.7	6.2	124.5
Middle Market Commercial	59.6	77.8	14.0	151.4
Workers’ Compensation	68.3	112.5	12.6	193.4
Farm & Ranch	10.1	5.5	0.8	16.4
Other Commercial	3.8	22.6	0.1	26.5
Total Commercial Insurance Segment	246.6	320.8	36.9	604.3
Specialty Insurance Segment:
E&S Property	44.3	19.6	0.9	64.8
E&S Casualty	38.7	129.2	8.9	176.8
Programs	58.6	88.1	3.7	150.4
Total Specialty Insurance Segment	141.6	236.9	13.6	392.1
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$548.3	640.2	64.0	1,252.5

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
Asbestos reserves were $1.2 million, and environmental reserves were $16.7 million, for a total of $17.9 million, or 1.6% of net losses and loss expenses payable. Relative to December 31, 2017, asbestos reserves were unchanged and environmental reserves decreased $0.4 million.
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
The State Auto Group has a defined benefit pension plan covering substantially all employees hired prior to January 1, 2010 and a postretirement healthcare plan covering certain associates and retirees (collectively “the benefit plans”). We record the funded status of these plans on our balance sheet while the annual net periodic costs are allocated to affiliated companies based on allocations pursuant to intercompany management agreements including the Pooling Arrangement for insurance subsidiaries and affiliates party to this agreement. We receive reimbursement of 35% of the annual net periodic costs from the Mutual Pooled Companies in accordance with the terms of the Pooling Arrangement.
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
For the December 31, 2018 and 2017 valuations, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. Incorporated into the table are rates projected generationally using Scale MP-2017 to reflect mortality improvement (Scale MP-2016 was used at the beginning of the year). The January 1, 2018 and 2017 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2018 benefit obligation for each of the benefit plans, we used a discount rate of 4.12% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate, all else being equal, results in a higher present value benefit obligation. To calculate our benefit obligation at December 31, 2018 and net periodic benefit cost for the year ended December 31, 2019, a discount rate of 4.12% and an expected long-term rate of return on plan assets of 7.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability increased $5.0 million for the year ended December 31, 2018 and increased $1.1 million for the year ended December 31, 2017.

The following table sets forth an illustration of variability with respect to the discount rate on the December 31, 2018 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2019, along with the variability of the expected return on plan assets to the expected net periodic benefit cost for the year ending December 31, 2019. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	3.87%	4.12%	4.37%	3.87%	4.12%	4.37%
Benefit obligation	$443.1	428.1	413.2	$26.1	25.5	25.1
Net periodic benefit cost (benefit)	$5.3	4.4	3.6	$(4.7)	(4.6)	(4.6)

	Expected return on plan assets
	6.50%	6.75%	7.00%
Net periodic benefit cost	$5.1	4.4	4.6
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2018, our ABO and PBO was $406.5 million and $428.1 million, respectively. At December 31, 2018, STFC’s defined benefit pension plan’s fair value of the assets was $381.6 million, which resulted in an underfunded status within our balance sheet of $46.5 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $15.0 million in 2019.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $71.0 million at December 31, 2017, to $57.5 million at December 31, 2018. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 11, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2018, we recognized federal income tax benefit of $0.1 million compared to a federal income tax expense of $52.8 million for 2017 and federal income tax benefit of $0.4 million for 2016. Income taxes for the year ended 2017 reflect provisional deferred tax expense of $43.5 million attributable to the revaluation of our deferred tax assets and liabilities as a result of the enactment of the TCJA. Income taxes for the year ended 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense and additional paid-in-capital were reduced by $1.6 million, respectively.
In computing taxable income, property and casualty insurers are required to discount their unpaid loss reserves. TCJA changed the prescribed interest rates to rates based on corporate bond yield curves, required the use of IRS-prescribed claims payment patterns and extended the applicable time periods for the claims payment patterns. These changes were effective for tax years beginning after 2017 and were subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. The pre-tax provisional change in discounted loss reserves attributable to the TCJA changes to loss reserve discounting was determined to be $50.9 million at December 31, 2017. As a result of changes to the IRS Code, deferred tax assets were increased by that amount, with an offsetting deferred tax liability. The deferred tax liability will be amortized over a period of eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on total tax expense for 2017 and future years.
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

Management anticipates generating taxable income over the next three years that will allow for the realization of all of our net operating loss (“NOL”) carryforwards by the end of 2020. The NOL carryforwards do not begin to expire until 2032 and will not fully expire until 2036.
The following table sets forth the components of our federal income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Income before federal income taxes	$12.9	$35.0	$18.8

Current tax (benefit) expense	(1.1)	0.4	(1.7)
Deferred tax expense	1.2	52.4	1.3
Total federal income tax expense (benefit)	0.1	52.8	(0.4)
Net income (loss)	$12.8	$(17.8)	$19.2

See Note 10, “Federal Income Taxes,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our income tax matters.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of State Auto Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-01
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition and measurement of certain financial instruments in 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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
March 15, 2019

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Stockholders and the Board of Directors of State Auto Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). In our opinion, State Auto Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 15, 2019, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Grandview Heights, Ohio
March 15, 2019

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2018	2017
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,188.2 and $2,173.1, respectively)	$2,159.5	$2,192.8
Equity securities	315.0	365.3
Other invested assets	48.8	56.0
Other invested assets, at cost	5.6	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,598.9	2,689.7
Cash and cash equivalents	59.8	91.5
Accrued investment income and other assets	32.4	36.5
Deferred policy acquisition costs (affiliated net assumed $48.3 and $57.2, respectively)	101.9	110.3
Reinsurance recoverable on losses and loss expenses payable	5.5	3.1
Prepaid reinsurance premiums	6.6	6.4
Current federal income taxes	5.9	4.8
Net deferred federal income taxes	77.8	69.5
Property and equipment, at cost (net of accumulated depreciation of $7.5 and $7.2, respectively)	7.1	7.3
Total assets	$2,895.9	$3,019.1
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $593.6 and $711.4, respectively)	$1,146.8	$1,255.6
Unearned premiums (affiliated net assumed $112.4 and $187.9, respectively)	584.2	611.8
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.1
Pension and postretirement benefits	83.0	99.3
Due to affiliate	22.4	18.6
Other liabilities (affiliated net assumed $17.7 and $15.5, respectively)	119.0	76.7
Total liabilities	2,077.4	2,184.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.0 and 49.2 shares issued, respectively, at stated value of $2.50 per share	125.0	123.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(117.0)	(116.8)
Additional paid-in capital	194.2	171.8
Accumulated other comprehensive (loss) income	(96.4)	3.8
Retained earnings	712.7	653.2
Total stockholders’ equity	818.5	835.0
Total liabilities and stockholders’ equity	$2,895.9	$3,019.1

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2018	2017	2016

Earned premiums (affiliated net assumed $318.3, $459.0, and $471.2, respectively)	$1,238.0	$1,276.1	$1,291.1
Net investment income (affiliates $4.9, $4.9, and $4.9, respectively)	84.9	78.8	74.7
Net investment (loss) gain:
Total other-than-temporary impairment losses	—	(3.5)	(6.8)
Other investment (loss) gains	(49.7)	68.6	43.3
Total net investment (loss) gain	(49.7)	65.1	36.5
Other income from affiliates	2.6	2.3	2.3
Total revenues	1,275.8	1,422.3	1,404.6
Losses and loss expenses (affiliated net assumed $180.5, $379.4, and $383.8, respectively)	796.4	918.3	942.3
Acquisition and operating expenses (affiliated net assumed $108.7, $160.7, and $154.6, respectively)	449.8	455.2	430.1
Interest expense (affiliates $1.0, $0.8, and $0.7, respectively)	5.7	5.9	5.5
Other expenses	11.0	7.9	7.9
Total expenses	1,262.9	1,387.3	1,385.8
Income before federal income taxes	12.9	35.0	18.8
Federal income tax expense (benefit):
Current	(1.1)	0.4	(1.7)
Deferred	1.2	52.4	1.3
Total federal income tax expense (benefit)	0.1	52.8	(0.4)
Net income (loss)	$12.8	$(17.8)	$19.2
Earnings (loss) per common share:
Basic	$0.30	$(0.42)	$0.46
Diluted	$0.29	$(0.42)	$0.46
Dividends paid per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2018	2017	2016

Net income (loss)	$12.8	$(17.8)	$19.2
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding (loss) gain on available-for-sale investments:
Unrealized holding (losses) gains arising during year	(46.4)	69.0	27.8
Reclassification adjustments for gains realized in net income	(2.0)	(65.1)	(36.5)
Income tax benefit (expense)	10.1	(0.7)	3.0
Total change in net unrealized holding (loss) gain on available-for-sale investments	(38.3)	3.2	(5.7)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(4.3)	(1.5)	(4.6)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(6.3)	(6.3)	(6.2)
Net actuarial gain	13.2	12.5	14.9
Income tax expense	(0.6)	(1.7)	(1.5)
Total net unrecognized benefit plan obligations	2.0	3.0	2.6
Other comprehensive (loss) income	(36.3)	6.2	(3.1)
Comprehensive (loss) income	$(23.5)	$(11.6)	$16.1

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2018	2017	2016
Common shares:
Balance at beginning of year	49.2	48.6	48.1
Issuance of shares	0.8	0.6	0.5
Balance at end of year	50.0	49.2	48.6
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$123.0	$121.6	$120.4
Issuance of shares	2.0	1.4	1.2
Balance at end of year	$125.0	$123.0	$121.6
Treasury stock:
Balance at beginning of year	$(116.8)	$(116.5)	$(116.3)
Shares acquired on stock award exercises and vested restricted shares	(0.2)	(0.3)	(0.2)
Balance at end of year	$(117.0)	$(116.8)	$(116.5)
Additional paid-in capital:
Balance at beginning of year	$171.8	$159.9	$153.5
Issuance of common stock	13.3	8.8	6.8
Tax expense from stock option exercises	—	—	(3.0)
Stock awards granted	9.1	3.1	2.6
Balance at end of year	$194.2	$171.8	$159.9
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$3.8	$(2.4)	$0.7
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(63.9)	—	—
Adjusted beginning balance at January 1, 2018	(60.1)	(2.4)	0.7
Change in unrealized holding (loss) gain on investments, net of tax	(38.3)	3.2	(5.7)
Change in unrecognized benefit plan obligations, net of tax	2.0	3.0	2.6
Balance at end of year	$(96.4)	$3.8	$(2.4)
Retained earnings:
Balance at beginning of year	$653.2	$687.9	$685.3
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	63.9	—	—
Adjusted beginning balance at January 1, 2018	717.1	687.9	685.3
Net income (loss)	12.8	(17.8)	19.2
Dividends declared (affiliates $10.4, $10.4 and $10.4, respectively)	(17.2)	(16.9)	(16.6)
Balance at end of year	$712.7	$653.2	$687.9
Total stockholders’ equity at end of year	$818.5	$835.0	$850.5

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$12.8	$(17.8)	$19.2
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, net	8.9	12.5	14.6
Share-based compensation	11.1	4.2	3.7
Net investment loss (gain)	49.7	(65.1)	(36.5)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	8.4	11.5	(1.4)
Accrued investment income and other assets	3.9	3.5	(4.5)
Postretirement and pension benefits	(16.9)	(14.8)	(48.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(2.6)	0.2	3.0
Other liabilities and due to/from affiliates, net	47.6	11.3	33.7
Losses and loss expenses payable	(108.8)	74.0	128.6
Unearned premiums	(27.6)	(6.0)	1.5
Excess tax expense on share-based awards	0.9	—	(0.2)
Federal income taxes	(0.8)	54.4	(0.2)
Net cash (used in) provided by operating activities	$(13.4)	$67.9	$113.5
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(349.6)	$(505.4)	$(589.3)
Purchases of equity securities	(91.4)	(185.9)	(143.1)
Purchases of other invested assets	(1.8)	(1.4)	(1.5)
Maturities, calls and pay downs of fixed maturities available-for-sale	229.8	233.6	240.9
Sales of fixed maturities available-for-sale	98.0	184.8	211.6
Sales of equity securities	97.8	252.7	153.0
Sales of other invested assets	1.2	1.1	0.8
Net cash used in investing activities	$(16.0)	$(20.5)	$(127.6)
Cash flows from financing activities:
Proceeds from issuance of common stock	$15.4	$10.2	$2.2
Payments to acquire treasury stock	(0.2)	(0.3)	(0.2)
Payments of dividends (affiliates $10.4, $10.4 and $10.4, respectively)	(17.1)	(16.9)	(16.6)
Payment of prepayment fee	(0.4)	—	—
Excess tax expense on share-based awards	—	—	0.2
Proceeds from long-term debt	—	—	21.5
Net cash (used in) provided by financing activities	$(2.3)	$(7.0)	$7.1
Net (decrease) increase in cash and cash equivalents	(31.7)	40.4	(7.0)
Cash and cash equivalents at beginning of year	91.5	51.1	58.1
Cash and cash equivalents at end of year	$59.8	$91.5	$51.1
Supplemental disclosures:
Interest paid (affiliates $1.0, $0.8 and $0.8, respectively)	$5.7	$5.7	$5.4
Federal income tax refund	$—	$(1.6)	$—

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

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
a. Principles of Consolidation
The consolidated financial statements include State Auto Financial Corporation (“State Auto Financial”), an Ohio corporation, and the following wholly owned subsidiaries of State Auto Financial:
•State Auto Property and Casualty Insurance Company (“State Auto P&C”), an Iowa corporation
•Milbank Insurance Company (“Milbank”), an Iowa corporation
•State Auto Insurance Company of Ohio (“SA Ohio”), an Ohio corporation
•Stateco Financial Services, Inc. (“Stateco”), an Ohio corporation
The consolidated financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), an Ohio limited liability company whose only members are State Auto P&C and Stateco.
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
The Company’s insurance subsidiaries, domiciled in Ohio and Iowa, are required to prepare statutory basis financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. The Ohio and Iowa Departments of Insurance require insurers domiciled in their respective states to prepare statutory financial statements in accordance with National Association of Insurance Commissioners’ (“NAIC”) statutory accounting practices. Permitted statutory accounting practices are those practices that differ either from state-prescribed statutory accounting practices or NAIC statutory accounting practices. The Company’s insurance subsidiaries do not apply any statutory accounting

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

practices that would be considered a prescribed statutory accounting practice that differs from NAIC statutory accounting practices.
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
d. Investments
Investments in fixed maturities are classified as available-for-sale and are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive income and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment (loss) gain" in the condensed consolidated statements of income for the year ended December 31, 2018.
The Company views gross unrealized losses on fixed maturities as being temporary since it is its assessment that these securities will recover in the near term, allowing the Company to realize the anticipated long-term economic value. The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity security has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and the amount related to non-credit factors, which is recognized in other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.
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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Balance, beginning of year	$110.3	$121.8	$120.4
Acquisition costs deferred	211.5	230.8	269.3
Acquisition costs amortized to expense	(220.0)	(242.3)	(267.9)
Balance, end of year	$101.9	$110.3	$121.8

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $24.8 million and $25.5 million at December 31, 2018 and 2017, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 5). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Premiums
Premiums are recognized as earned pro rata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

As a result of the Pooling Arrangement, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income. Based on historical data, this credit risk exposure is not considered to be material to our financial position or results of operations
j. Comprehensive Income
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02 that addresses certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in an increase in retained earnings of $3.1 million as of January 1, 2018 and a decrease in AOCI by the same amount.

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
Pending Adoption of Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02 that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance is effective beginning January 1, 2019. The Company has completed its’ evaluation of the new guidance and has concluded that STFC is not a party to any material leases as a lessee or lessor as defined by the guidance. As a result, adoption of the guidance will not have a material impact on the Company’s results of operations, consolidated financial position or cash flows.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized as an allowance rather than impairing as they are incurred. The guidance is effective beginning January 1, 2020 and the Company is currently evaluating the impact on its results of operations and consolidated financial position.

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
Based on this assessment, management determined that the impact of the error was not material to the consolidated financial position, statements of income or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. However, management concluded during the first quarter that the cumulative correction of the error could have a material effect to the Company's current year consolidated financial statements. Accordingly, the Company revised the previously issued annual and interim consolidated financial statements for 2017 and annual financial statements for 2016 in this Form 10-K to correct the reported DAC asset balance as well as other immaterial out of period operating adjustments previously identified. As periods prior to 2016 were impacted by the error, retained earnings as of January 1, 2016 was decreased by $5.9 million to recognize the cumulative net of tax impact of the correction of the error as of that date.
Management revised previously disclosed financial information related to accounting for its pension and postretirement benefits. The Company had been pooling the net liabilities and the unrecognized actuarial gains and losses along with prior service costs recorded in accumulated other comprehensive income for pension and postretirement benefits to affiliated companies pursuant to its Pooling Arrangement as described in Note 8a. However, management determined that such pooling was not appropriate for these items. Amounts recognized as pension expense continue to be appropriately pooled in each period presented.
As a result, the Company's balance sheet has been revised to reverse the impact of pooling these items by increasing the reported pension and postretirement benefits liability and reducing reported stockholders' equity by recording additional unrecognized actuarial losses and prior service costs within accumulated other comprehensive income at each reported balance sheet date. For these adjustments, associated deferred tax benefits have been established at each reported balance sheet date. For the year ended December 31, 2017, an additional deferred income tax expense of $7.1 million was recorded to reflect an adjustment to deferred taxes for the reduction of the corporate income tax rate in connection with the TCJA. Related earnings and book value per share amounts have been revised accordingly. These adjustments are not material to the Company’s previously issued financial statements.
The effect of the revisions on the Company's previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company’s year-end 2017 and 2016 consolidated statements of income (loss), condensed consolidated statements of comprehensive income and condensed consolidated statements of shareholders' equity from the previously reported amounts to the revised amounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Revised Condensed Consolidated Statements of Income (Loss)
($ in millions)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Earned premiums	$1,275.1	$1.0	$1,276.1	$1,291.9	$(0.8)	$1,291.1
Total revenues	1,421.3	1.0	1,422.3	1,405.4	(0.8)	1,404.6
Losses and loss expenses	918.3	—	918.3	942.4	(0.1)	942.3
Acquisition and operating expenses	455.8	(0.6)	455.2	430.4	(0.3)	430.1
Total expenses	1,387.9	(0.6)	1,387.3	1,386.2	(0.4)	1,385.8
Income before federal income taxes	33.4	1.6	35.0	19.2	(0.4)	18.8
Deferred income tax expense (benefit)	43.7	8.7	52.4	(0.1)	1.4	1.3
Total federal income tax expense (benefit)	44.1	8.7	52.8	(1.8)	1.4	(0.4)
Net (loss) income	$(10.7)	$(7.1)	$(17.8)	$21.0	$(1.8)	$19.2
Earnings per common share:
Basic	$(0.25)	$(0.17)	$(0.42)	$0.50	$(0.04)	$0.46
Diluted	$(0.25)	$(0.17)	$(0.42)	$0.50	$(0.04)	$0.46

Revised Statement of Comprehensive Income
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(1.0)	(0.5)	(1.5)	(3.0)	(1.6)	(4.6)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(5.5)	(0.8)	(6.3)	(5.5)	(0.7)	(6.2)
Net actuarial gain	8.0	4.5	12.5	9.4	5.5	14.9
Income tax expense	(0.5)	(1.2)	(1.7)	(0.3)	(1.2)	(1.5)
Total net unrecognized benefit plan obligations	1.0	2.0	3.0	0.6	2.0	2.6
Other comprehensive (loss) income	4.2	2.0	6.2	(5.1)	2.0	(3.1)
Revised Comprehensive (loss) income	$(6.5)	$(5.1)	$(11.6)	$15.9	$0.2	$16.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table reconciles selected lines from the company’s Consolidated Balance Sheets for fiscal years 2017 and 2016 from the previously reported amounts to the revised amounts:

Revised Consolidated Balance Sheets
($ in millions)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Assets
Deferred policy acquisition costs	$117.8	$(7.5)	$110.3	$129.8	$(8.0)	$121.8
Current federal income taxes	4.8	—	4.8	6.7	—	6.7
Deferred federal income taxes	57.2	12.3	69.5	102.1	22.0	124.1
Total Assets	$3,014.3	$4.8	$3,019.1	$2,959.4	$14.0	$2,973.4
Loss and loss expenses payable	$1,255.6	$—	$1,255.6	$1,181.6	$—	$1,181.6
Postretirement and pension benefits	64.5	34.8	99.3	74.4	40.4	114.8
Due to affiliate	2.7	15.9	18.6	2.4	13.6	16.0
Other Liabilities	76.7	—	76.7	69.8	0.8	70.6
Total Liabilities	2,133.4	50.7	2,184.1	2,068.1	54.8	2,122.9
Stockholders' Equity
Accumulated other comprehensive income	36.7	(32.9)	3.8	32.5	(34.9)	(2.4)
Retained Earnings	666.2	(13.0)	653.2	693.8	(5.9)	687.9
Total Stockholders' Equity	880.9	(45.9)	835.0	891.3	(40.8)	850.5
Total Liabilities and Stockholders' Equity	$3,014.3	$4.8	$3,019.1	$2,959.4	$14.0	$2,973.4

The following table reconciles selected lines from the company’s fiscal years of 2017 and 2016 Consolidated Statements of Cash Flows from the previously reported amounts to the revised amounts:

Revised Consolidated Statements of Cash Flows
($ in millions)	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net (loss) income	$(10.7)	$(7.1)	$(17.8)	$21.0	$(1.8)	$19.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred policy acquisition costs	12.0	(0.5)	11.5	(0.7)	(0.7)	(1.4)
Postretirement and pension benefits	(9.0)	(5.8)	(14.8)	(28.8)	(19.2)	(48.0)
Other liabilities and due to/from affiliate, net	6.0	5.3	11.3	7.3	26.4	33.7
Federal income taxes	46.3	8.1	54.4	4.5	(4.7)	(0.2)
Net cash provided by operating activities	$67.9	$—	$67.9	$113.5	$—	$113.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

3. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at December 31, 2018 and 2017:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$3.2	$(9.2)	$432.4
Obligations of states and political subdivisions	408.2	7.3	(0.9)	414.6
Corporate securities	551.7	0.6	(11.7)	540.6
U.S. government agencies mortgage-backed securities	789.9	3.3	(21.3)	771.9
Total available-for-sale fixed maturities	$2,188.2	$14.4	$(43.1)	$2,159.5

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$9.3	$(6.2)	$436.9
Obligations of states and political subdivisions	507.1	19.1	(0.4)	525.8
Corporate securities	527.5	4.5	(2.3)	529.7
U.S. government agencies mortgage-backed securities	704.7	7.1	(11.4)	700.4
Total fixed maturities	2,173.1	40.0	(20.3)	2,192.8
Equity securities:
Large-cap securities	62.4	35.1	(0.7)	96.8
Mutual and exchange traded funds	256.2	21.6	(9.3)	268.5
Total equity securities	318.6	56.7	(10.0)	365.3
Other invested assets	25.8	30.2	—	56.0
Total available-for-sale securities	$2,517.5	$126.9	$(30.3)	$2,614.1

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2018 and 2017:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2018	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$83.1	$(1.8)	7	$259.6	$(7.4)	35	$342.7	$(9.2)	42
Obligations of states and political subdivisions	63.6	(0.5)	7	39.6	(0.4)	8	103.2	(0.9)	15
Corporate securities	244.0	(3.0)	31	189.5	(8.7)	30	433.5	(11.7)	61
U.S. government agencies mortgage-backed securities	169.5	(2.8)	18	385.5	(18.5)	70	555.0	(21.3)	88
Total fixed maturities	$560.2	$(8.1)	63	$874.2	$(35.0)	143	$1,434.4	$(43.1)	206

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2017	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.4	$(0.6)	18	$196.1	$(5.6)	22	$298.5	$(6.2)	40
Obligations of states and political subdivisions	58.6	(0.4)	10	—	—	—	58.6	(0.4)	10
Corporate securities	153.2	(1.3)	23	67.3	(1.0)	10	220.5	(2.3)	33
U.S. government agencies mortgage-backed securities	188.6	(2.9)	31	252.2	(8.5)	41	440.8	(11.4)	72
Total fixed maturities	502.8	(5.2)	82	515.6	(15.1)	73	1,018.4	(20.3)	155
Large-cap equity securities	4.4	(0.7)	4	—	—	—	4.4	(0.7)	4
Mutual and exchange traded funds	66.9	(9.3)	1	—	—	—	66.9	(9.3)	1
Total equity securities	71.3	(10.0)	5	—	—	—	71.3	(10.0)	5
Total temporarily impaired securities	$574.1	$(15.2)	87	$515.6	$(15.1)	73	$1,089.7	$(30.3)	160

The Company reviewed its investments at December 31, 2018, and determined that no additional other-than-temporary impairment exists in the gross unrealized holding losses. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2017 and 2016:

($ millions)	2018	2017	2016
Equity securities:
Large-cap securities	$—	$(1.5)	$(0.6)
Small-cap securities	—	(2.0)	(3.9)
Fixed maturities	—	—	(2.3)
Total other-than-temporary impairments	$—	$(3.5)	$(6.8)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2018:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$165.0	$164.3
Due after 1 year through 5 years	653.8	641.6
Due after 5 years through 10 years	208.9	208.6
Due after 10 years	370.6	373.1
U.S. government agencies mortgage-backed securities	789.9	771.9
Total	$2,188.2	$2,159.5

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2018, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loan (as defined in Note 9). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
At December 31, 2018, State Auto P&C had fixed maturities with fair values of approximately $20.3 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company ("Home State") as defined in Note 7. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $8.9 million and $9.3 million were on deposit with insurance regulators as required by law at December 31, 2018 and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the components of net investment income for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Fixed maturities	$65.3	$63.2	$63.4
Equity securities	13.4	10.5	7.3
Cash and cash equivalents, and other	7.2	6.3	5.6
Investment income	85.9	80.0	76.3
Investment expenses	1.0	1.2	1.6
Net investment income	$84.9	$78.8	$74.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments in 2018, 2017 and 2016 were $197.0 million, $438.6 million and $365.4 million, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Realized gains:
Fixed maturities	$2.0	$2.8	$2.8
Equity securities	6.6	66.7	29.2
Other invested assets	—	0.2	12.1
Total realized gains	8.6	69.7	44.1
Realized losses:
Equity securities:
Sales	(0.9)	(1.1)	(0.8)
OTTI	—	(3.5)	(4.5)
Fixed maturities:
OTTI	—	—	(2.3)
Total realized losses	(0.9)	(4.6)	(7.6)
Net realized gains on investments	$7.7	$65.1	$36.5

Net unrealized loss on investments (1)
Equity securities	(49.7)	—	—
Other invested assets	(7.7)	—	—
Net unrealized loss on investments	(57.4)	—	—
Net investment (loss) gain	$(49.7)	$65.1	$36.5

Change in unrealized holding (losses) gains, net of tax:
Fixed maturities	$(48.4)	$6.3	$(14.4)
Equity securities	—	(13.0)	14.3
Other invested assets	—	10.6	(8.6)
Deferred federal income tax	10.1	(0.7)	3.0
Change in unrealized holding (losses) gains, net of tax	$(38.3)	$3.2	$(5.7)

(1) Unrealized holding losses recognized during the period on securities held at the reporting date

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
•Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.
•Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.
•Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2018 and 2017, the Company did not adjust any of the prices received from the pricing service.
Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2018 and 2017.
The following sections describe the valuation methods used by the Company for each type of financial instrument carried at fair value.
Fixed Maturities
The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, samples of security prices are referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager or investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities, and U.S. government agencies mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $38.5 million and $45.2 million at December 31, 2018 and 2017, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There is no unfunded commitment related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.
The following tables set forth the Company’s investments within the fair value hierarchy at December 31, 2018 and 2017:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$432.4	$—	$432.4
Obligations of states and political subdivisions	414.6	—	414.6
Corporate securities	540.6	—	540.6
U.S. government agencies mortgage-backed securities	771.9	—	771.9
Total available-for-sale fixed maturities	2,159.5	—	2,159.5
Equity securities:
Large-cap securities	77.2	77.2	—
Mutual and exchange traded funds	237.8	237.8	—
Total equity securities	315.0	315.0	—
Other invested assets	10.3	10.3	—
Total investments	$2,484.8	$325.3	$2,159.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$436.9	$—	$436.9
Obligations of states and political subdivisions	525.8	—	525.8
Corporate securities	529.7	—	529.7
U.S. government agencies mortgage-backed securities	700.4	—	700.4
Total fixed maturities	2,192.8	—	2,192.8
Equity securities:
Large-cap securities	96.8	96.8	—
Mutual and exchange traded funds	268.5	268.5	—
Total equity securities	365.3	365.3	—
Other invested assets	10.8	10.8	—
Total investments	$2,568.9	$376.1	$2,192.8

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table sets forth a reconciliation of the beginning and ending balance for 2017, separately for each major category of assets. This security was sold during the second quarter of 2017.

($ millions)	Fixed maturities
Balance at January 1, 2017	$3.5
Total realized gains (losses)—included in earnings	1.4
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.1
Sales	(5.0)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2017	$—

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the Trust Securities (as defined in Note 8b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2018 was $5.1 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2018			December 31, 2017
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$71.1	7.00%	$70.0	$72.6	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Notes Payable
Included in notes payable are the FHLB Loans (as defined in Note 9) and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for a loan with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	December 31, 2018			December 31, 2017
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021:, issued $21.5, September 2016 with fixed interest	$21.5	$20.9	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	—	—	—%	85.4	85.7	5.03%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	89.0	3.96%	—	—	—%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.94%	15.2	15.2	5.68%
Total notes payable	$122.0	$125.1		$122.1	$121.8

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2018	2017	2016
Losses and loss expenses payable, at beginning of year	$1,255.6	$1,181.6	$1,053.0
Less: reinsurance recoverable on losses and loss expenses payable	3.1	3.6	5.9
Net balance at beginning of year	1,252.5	1,178.0	1,047.1
Incurred related to:
Current year	876.6	964.9	915.3
Prior years	(80.2)	(46.6)	27.0
Total incurred	796.4	918.3	942.3
Paid related to:
Current year	456.5	445.2	417.7
Prior years	451.1	398.6	393.7
Total paid	907.6	843.8	811.4
Net balance at end of year	1,141.3	1,252.5	1,178.0
Plus: reinsurance recoverable on losses and loss expenses payable	5.5	3.1	3.6
Losses and loss expenses payable (affiliated net assumed $593.6, $711.4, and $630.9 respectively)	$1,146.8	$1,255.6	$1,181.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2018 of $80.2 million, compared to favorable development of $46.6 million in 2017 and adverse development of $27.0 million in 2016. Favorable development of prior years' unallocated loss adjustment expenses was $7.1 million of the 2018 development. Partially offsetting the favorable development was $3.5 million of adverse development in catastrophe reserves. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was due to $79.7 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $24.4 million of favorable development primarily driven by lower than anticipated severity emerging from accident years 2016 and 2017, and homeowners contributed favorable development of $7.3 million, spread across several accident years. In the commercial insurance segment, workers' compensation, middle market commercial, small commercial package, and commercial auto contributed $13.3 million, $12.2 million, $9.6 million, and $8.4 million, respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $3.1 million, primarily driven by E&S casualty and programs with adverse development of $2.7 million and $1.2 million, respectively. The E&S casualty adverse development for prior accident years was due primarily to development within our healthcare and umbrella books of business. The programs adverse development for prior accident years was driven by increased ultimate loss estimates for commercial auto liability and contractors liability coverages.
Unallocated loss adjustment expenses and catastrophe reserves contributed $3.2 million and $2.0 million, respectively of favorable development in 2017. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily driven by $44.0 million of favorable development in the commercial insurance segment. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The personal insurance segment non-catastrophe loss and ALAE reserves accounted for $1.6 million of the favorable development in 2017. Personal auto contributed $4.4 million of favorable development primarily driven by lower than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the favorable development was adverse development in homeowners and other personal of $1.5 million and $1.3 million, respectively. Homeowners adverse development was primarily from accident year 2016. Adverse development in other personal was driven by higher than anticipated severity emerging from accident years 2015 and 2016. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.2 million of adverse development, primarily driven by E&S property with adverse development of $3.0 million. E&S property adverse development was driven by higher than anticipated severity for liability coverages on business in run-off.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

6. Short-Duration Insurance Contracts
The following tables set forth:
•undiscounted, incurred and paid claims and allocated claim adjustment expenses by accident year, on a net basis after reinsurance;
•the sum of IBNR claims liabilities + expected development on reported claims ("IBNR+") included within the incurred claims development tables, for each accident year, for the most recent reporting period; and
•cumulative claim frequency information for each accident year;
•average annual percentage payout of incurred claims by age, net of reinsurance.
The above information is provided for each of the Company’s reportable insurance segments and then is further disaggregated between short and long-tail where "tail" refers to the time period between the occurrence of a loss and the ultimate settlement of the claims. See Note 17 for discussion of the Company’s reportable segments.
The personal insurance segment generally consists of only short-tail business, whereas the commercial and specialty insurance segments have both short and long-tail business. The Company determined that these disaggregated groupings have homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
Short-Tail Business: For short-tail business, claims are typically settled within five years, and the most common actuarial estimates are based on development method projections of incurred losses, paid losses, claim counts and claim severities. Each of these methods is described in the "Losses and Loss Expenses Payable" section of "Critical Accounting Policies" included in Item 7 of this Form 10-K. Separate projections are made for catastrophes that are in the very early stages of development based on specific information known through the reporting date.
Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio and Bornhuetter-Ferguson methods as described in the "Losses and Loss Expenses Payable" section of "Critical Accounting Policies" included in Item 7 of this Form10-K.
Cumulative Claim Frequency: Cumulative claim frequency is defined as the cumulative number of reported claims ("reported claims"). Reported claims include claims that do not result in a liability (e.g. those below a deductible). Reported claims disclosed in the tables below are for the State Auto Group and have not been pooled (see Note 8a for additional information regarding the Pooling Arrangement).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Personal Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence, primarily in the personal auto product. The unanticipated emergence in the personal auto product was driven by lower than expected severity, primarily attributable to accident years 2016 and 2017.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018

	For the Years Ended December 31,
Accident Year	2014*(1)	2015*	2016	2017	2018	IBNR+	Reported Claims (2)

2014	$273.2	$274.9	$277.3	$276.0	$274.5	$1.4	172,775
2015		339.0	345.5	341.0	339.0	3.1	152,951
2016			368.5	370.0	361.4	4.1	151,338
2017				372.4	355.0	12.4	150,533
2018					418.5	45.4	141,204
				Total	$1,748.4

* Supplementary information and unaudited
(1) Allocated claim adjustment expenses, net of reinsurance, for accident year 2014 were impacted by the Homeowners Quota Sharing (HO QS) Arrangement.

(2) Personal insurance segment - short-tail is an aggregation of the homeowners and personal auto product lines. Homeowners reported claims are counted by claimant and personal auto claims are counted by coverage.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2014*(1)	2015*	2016	2017	2018

2014	$174.2	$228.4	$254.3	$266.3	$270.5
2015		216.5	290.8	318.0	330.7
2016			231.9	316.2	342.6
2017				236.8	315.8
2018					276.4
				Total	$1,536.0
All outstanding liabilities before 2014, net of reinsurance					$3.6
Losses and allocated loss adjustment expenses payable, net of reinsurance					$216.0

* Supplementary information and unaudited
(1) Allocated claim adjustment expenses, net of reinsurance, for accident year 2014 were impacted by the Homeowners Quota Sharing (HO QS) Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Commercial Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence in the commercial auto, small commercial package and middle market commercial products. The unanticipated emergence in these products was driven by lower than expected severity, primarily attributable to (i) accident years 2016 and 2017 in commercial auto, (ii) accident years 2013 to 2016 in small commercial package and (iii) accident years 2013 to 2017 in middle market commercial.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
	For the Years Ended December 31,
Accident Year	2014*	2015*	2016	2017	2018	IBNR+	Reported Claims(1)

2014	$227.0	$231.3	$233.7	$226.3	$220.9	$8.9	38,751
2015		239.4	239.9	232.5	227.3	17.1	37,749
2016			237.0	227.6	225.2	24.1	34,615
2017				236.8	225.5	42.8	31,502
2018					228.4	75.6	27,685
				Total	$1,127.3

* Supplementary information and unaudited
(1) Commercial insurance segment - short-tail is an aggregation of the commercial auto, small commercial package, middle market commercial and farm & ranch product lines. Commercial auto reported claims are counted by coverage and small commercial package, middle market commercial and farm & ranch reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2014*	2015*	2016	2017	2018

2014	$103.0	$151.9	$180.8	$195.9	$206.1
2015		101.5	148.3	169.6	192.9
2016			99.2	147.3	176.7
2017				104.9	153.9
2018					98.7
				Total	$828.3
All outstanding liabilities before 2014, net of reinsurance					$37.4
Losses and allocated loss adjustment expenses payable, net of reinsurance					$336.4

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Commercial Insurance Segment - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence in the workers’ compensation product. The unanticipated emergence in the workers’ compensation product was driven by lower than expected severity, primarily attributable to accident years 2015 - 2017.

($ in millions except number of claims)
	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	IBNR+	Reported Claims(1)

2009	$47.3	$48.1	$46.8	$46.7	$46.3	$46.0	$45.8	$45.5	$45.0	$44.7	$2.0	4,892
2010		38.8	41.3	41.6	40.4	40.3	40.4	40.8	40.2	39.8	2.4	5,259
2011			44.6	47.4	45.5	44.8	44.8	44.9	43.9	42.9	3.3	12,226
2012				49.7	45.8	43.7	44.1	43.9	42.9	41.7	3.7	12,760
2013					48.7	45.4	44.1	43.4	42.9	41.5	6.0	11,313
2014						51.6	50.0	47.1	45.7	45.3	9.6	11,568
2015							59.7	59.4	56.5	53.7	11.8	11,139
2016								62.6	60.6	57.2	19.2	12,427
2017									59.0	56.4	21.0	12,489
2018										56.4	32.1	11,772
									Total	$479.6

* Supplementary information and unaudited
(1) Commercial insurance segment-long-tail consists of the workers' compensation product. Workers' compensation reported claims are counted by a combination of claimant and coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018

2009	$11.9	$26.4	$33.2	$37.2	$38.7	$40.0	$40.4	$41.1	$41.4	$41.6
2010		9.0	21.6	28.0	31.4	33.2	34.6	35.4	35.8	36.4
2011			12.4	25.4	31.9	35.0	36.9	37.7	38.1	38.6
2012				12.6	23.5	29.8	32.7	34.7	35.8	36.4
2013					12.3	23.3	29.0	32.3	33.7	34.2
2014						12.4	24.4	30.0	32.8	34.1
2015							13.9	28.2	35.7	38.3
2016								12.6	26.8	32.3
2017									13.2	27.0
2018										13.2
										$332.1
			All outstanding liabilities before 2009, net of reinsurance							$34.6
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$182.1

* Supplementary information and unaudited

Specialty Insurance Segment - Short-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018

	For the Years Ended December 31,
Accident Year	2014*	2015*	2016	2017	2018	IBNR+	Reported Claims(1)

2014	$55.7	$56.9	$58.5	$60.9	$62.0	$3.0	7,890
2015		75.5	85.4	87.8	90.3	5.7	8,096
2016			99.3	99.5	102.7	17.3	7,293
2017				134.2	129.7	26.7	8,938
2018					18.5	8.0	1,937
				Total	$403.2

* Supplementary information and unaudited
(1) Specialty insurance segment-short-tail is an aggregation of the E&S Property and programs product lines. E&S Property and programs reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2014*	2015*	2016*	2017	2018

2014	$22.0	$34.9	$44.0	$49.3	$55.1
2015		24.0	48.3	62.8	76.7
2016			25.2	50.2	69.9
2017				39.0	77.5
2018					6.3
				Total	$285.5
	All outstanding liabilities before 2014, net of reinsurance				$10.8
	Losses and allocated loss adjustment expenses payable, net of reinsurance				$128.5

* Supplementary information and unaudited

Specialty Insurance Segment - Long-Tail

Specialty Insurance Segment - Long-Tail
($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018

	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	IBNR+	Reported Claims(1)

2009	$10.3	$11.0	$10.0	$10.4	$11.0	$11.0	$10.6	$12.4	$12.9	$11.9	$1.6	1,588
2010		11.2	10.9	9.9	9.7	9.8	9.9	10.3	10.1	10.0	1.6	1,309
2011			11.9	10.7	10.7	10.2	10.1	10.9	10.5	9.7	1.1	1,038
2012				16.7	16.7	15.4	17.6	17.4	16.5	16.0	1.4	956
2013					20.1	18.9	17.9	16.5	15.9	15.3	2.0	1,210
2014						23.3	25.2	27.1	28.3	29.5	4.5	1,507
2015							38.6	44.9	44.8	45.7	9.9	2,233
2016								60.8	62.9	64.8	22.3	5,029
2017									71.6	73.1	46.6	6,125
2018										53.0	42.3	3,344
									Total	$329.0

* Supplementary information and unaudited
(1) Specialty insurance segment-long-tail consists of the E&S Casualty product line. E&S Casualty reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	2018

2009	$0.2	$2.4	$4.9	$7.2	$8.6	$9.4	$9.2	$10.0	$10.4	$10.4
2010		0.8	2.2	5.2	6.5	7.7	7.6	8.1	8.2	8.3
2011			0.9	3.0	5.2	6.6	7.1	7.9	8.1	8.4
2012				0.9	4.0	7.3	10.3	12.5	14.0	14.1
2013					1.1	3.7	6.7	9.0	10.5	12.0
2014						1.2	7.2	12.5	16.7	21.5
2015							2.7	10.9	20.6	29.1
2016								6.0	15.7	31.5
2017									5.5	16.4
2018										2.7
									Total	$154.4
			All outstanding liabilities before 2009, net of reinsurance							$3.0
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$177.6

* Supplementary information and unaudited

The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and loss expenses payable, with separate disclosure of unallocated loss adjustment expenses, net of reinsurance ("ULAE") and reinsurance recoverable on losses and loss expenses payable, for the years ended December 31:

($ in millions)	2018	2017	2016
Net losses and allocated loss adjustment expenses payable:
Personal Insurance Segment
Short-tail	$216.0	$229.4	$229.6
Other personal	13.5	13.2	10.8
Commercial Insurance Segment
Short-tail	336.4	360.2	226.4
Long-tail	182.1	180.8	314.2
Other commercial	27.4	26.4	24.6
Specialty Insurance Segment
Short-tail	128.5	210.6	178.9
Long-tail	177.6	167.9	129.7
Net losses and loss expenses payable	1,081.5	1,188.5	1,114.2
ULAE	59.8	64.0	63.8
Reinsurance recoverable on losses and loss expenses payable	5.5	3.1	3.6
Total losses and loss expenses payable	$1,146.8	$1,255.6	$1,181.6

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
Segment	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Personal Insurance:
Short-tail	64.8%	21.8%	8.2%	4.1%	1.5%	N/A	N/A	N/A	N/A	N/A
Commercial Insurance:
Short-tail	45.0%	21.5%	11.8%	8.5%	4.6%	N/A	N/A	N/A	N/A	N/A
Long-tail	26.0%	27.8%	13.9%	7.2%	3.9%	2.4%	1.3%	1.2%	1.1%	0.4%
Specialty Insurance:
Short-tail	30.2%	25.4%	16.7%	12.0%	9.4%	N/A	N/A	N/A	N/A	N/A
Long-tail	6.3%	17.7%	22.2%	16.1%	11.5%	6.6%	1.4%	4.0%	1.6%	0.1%

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

7. Reinsurance
In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 8a for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; the remainder is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.
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
Effective June 1, 2017, State Auto P&C entered into a quota share agreement with Home State to assume 100% of the business issued under this agreement, defined as Texas Private Passenger Automobile. Home State receives a variable fee (capped at 2%) in consideration for this arrangement.
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
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2018 and 2017, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 8a:

($ millions)	2018	2017
Losses and loss expenses payable:
Direct	$530.9	$535.0
Assumed	22.3	9.2
Ceded	(5.5)	(3.1)
Net losses and loss expenses payable	$547.7	$541.1
Unearned premiums:
Direct	$436.2	$402.5
Assumed	35.5	21.4
Ceded	(6.6)	(6.4)
Net unearned premiums	$465.1	$417.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2018, 2017 and 2016, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 8a:

($ millions)	2018	2017	2016
Written premiums:
Direct	$915.1	$835.6	$835.4
Assumed	75.1	31.1	5.0
Ceded	(22.7)	(22.9)	(24.9)
Net written premiums	$967.5	$843.8	$815.5
Earned premiums:
Direct	$881.3	$828.7	$840.6
Assumed	61.0	11.0	4.9
Ceded	(22.6)	(22.6)	(25.6)
Net earned premiums	$919.7	$817.1	$819.9
Losses and loss expenses incurred:
Direct	$572.5	$530.9	$559.1
Assumed	48.4	10.4	3.9
Ceded	(4.9)	(2.5)	(4.4)
Net losses and loss expenses incurred	$616.0	$538.8	$558.6

8. Transactions with Affiliates
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2018 and 2017:

($ millions)	2018	2017
Assets
Deferred policy acquisition costs:
Ceded	$(53.6)	$(53.1)
Assumed	101.9	110.3
Net assumed	$48.3	$57.2

Liabilities
Losses and loss expenses payable:
Ceded	$(547.7)	$(541.1)
Assumed	1,141.3	1,252.5
Net assumed	$593.6	$711.4
Unearned premiums:
Ceded	$(465.2)	$(417.5)
Assumed	577.6	605.4
Net assumed	$112.4	$187.9
Other liabilities:
Ceded	$(24.6)	$(43.0)
Assumed	42.3	58.5
Net assumed	$17.7	$15.5

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Written premiums:
Ceded	$(967.5)	$(843.8)	$(815.5)
Assumed	1,210.3	1,270.3	1,292.5
Net assumed	$242.8	$426.5	$477.0
Earned premiums:
Ceded	$(919.7)	$(817.1)	$(819.9)
Assumed	1,238.0	1,276.1	1,291.1
Net assumed	$318.3	$459.0	$471.2
Losses and loss expenses incurred:
Ceded	$(617.6)	$(540.4)	$(560.3)
Assumed	798.1	919.8	944.1
Net assumed	$180.5	$379.4	$383.8
Acquisition and operating expenses:
Ceded	(341.1)	(299.2)	(279.4)
Assumed	449.8	459.9	434.0
Net assumed	$108.7	$160.7	$154.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2018 and 2017 is approximately $347.8 million and $323.1 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 6.94% at December 31, 2018). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.
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
Under these agreements, the Company earned interest of $4.9 million for each of the three years ended December 31, 2018, 2017 and 2016, respectively. See Note 4 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.0 million, $2.0 million and $1.9 million in 2018, 2017 and 2016, respectively, and is included in other income (affiliates) on the consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

9. Notes Payable and Open Line of Credit
FHLB Loans
State Auto Financial’s subsidiary, State Auto P&C, is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). On May 17, 2018, State Auto P&C refinanced its $85.0 million loan (the "2013 FHLB loan") for a period of fifteen years at a fixed rate of 3.96%. The new loan (the "2018 FHLB loan") provides for interest-only payments during its term, with principal due in full at maturity. The 2018 FHLB loan is fully secured by a pledge of specific investment securities of State Auto P&C. Prepayment of the 2018 FHLB Loan would require a prepayment fee. State Auto P&C incurred a $0.4 million prepayment fee which is included in interest expense in the condensed consolidated statements of income for the year ended December 31, 2018. State Auto P&C has a term loan with the FHLB in the principal amount of $21.5 million (the “2016 FHLB Loan”). The 2016 FHLB Loan is a five-year term loan and may be prepaid after three years with no prepayment penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2016 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
FHLB Line of Credit
On March 22, 2018, State Auto P&C entered into an Open Line of Credit Commitment (the "OLC") with the FHLB. The OLC provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2018, no advances had been made under the OLC.
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
10. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018		2017		2016
Amount at statutory rate	$2.7	21.0%	$12.3	35.0%	$6.6	35.0%
Tax-exempt interest and dividends received deduction	(2.3)	(17.7)	(5.7)	(16.3)	(7.1)	(37.6)
Other, net	(0.3)	(2.8)	2.7	7.7	0.1	0.3
Federal income tax expense (benefit)	0.1	0.5%	9.3	26.4%	(0.4)	(2.3)%
Impact of TCJA at enactment	—	—	43.5	124.1%	—	—
Federal income tax expense (benefit)	$0.1	0.5%	$52.8	150.5%	$(0.4)	(2.3)%

On December 22, 2017, the United States enacted the TCJA which, among other changes, reduced the U.S. federal tax rate from 35.0% to 21.0% beginning on January 1, 2018. The estimated effects of enactment of TCJA were reflected in the net deferred tax asset that was reported on the Company's balance sheet at December 31, 2017. Total income tax expense for 2017 included a provisional net charge of $43.5 million to reflect the change in tax laws and tax rates included in TCJA at the date of enactment, resulting primarily from revaluing the Company's deferred tax assets and liabilities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

In computing taxable income, property and casualty insurers are required to discount their unpaid loss reserves. TCJA changed the prescribed interest rates to rates based on corporate bond yield curves, required the use of IRS-prescribed claims payment patterns and extended the applicable time periods for the claims payment patterns. These changes were effective for tax years beginning after 2017 and were subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. The pre-tax provisional change in discounted loss reserves attributable to the TCJA changes to loss reserve discounting was determined to be $50.9 million at December 31, 2017. As a result of changes to the IRS Code, deferred tax assets were increased by that amount, with an offsetting deferred tax liability. The deferred tax liability will be amortized over a period of eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on total tax expense for 2017 and future years.
During 2018, the Internal Revenue Service (IRS) released proposed regulations addressing the mechanics of the reserve discounting. Under those regulations and a related Revenue Procedure 2019-06 ("Rev. Proc. 2019-06"), the interest rate term was not to exceed seventeen and one-half years. The provisional amount was based on twenty years. After discounting the January 1, 2018 reserves using the Rev. Proc. 2019-06 published factors, the impact was $47.5 million on a pretax basis down from the initial estimate of $50.9 million for a tax-effected change of $0.7 million in the impact of the transitional amount.
Income taxes for the year ended December 31, 2016 reflect the impact of a correction of prior period deferred tax expense related to expired stock options. As a result of the correction, deferred federal income tax expense (“other, net” above) and additional paid-in-capital were reduced by $1.6 million, respectively.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017:

($ millions)	2018	2017
Deferred tax assets:
Unearned premiums not currently deductible	$24.3	$25.5
Losses and loss expenses payable discounting	19.9	22.0
Postretirement and pension benefits	21.4	24.3
Net unrealized holding losses on investments	6.1	—
Realized loss on other-than-temporary impairment	1.9	2.1
Other liabilities	14.8	9.2
Net operating loss carryforward	15.1	34.3
Tax credit carryforward	2.7	3.7
Other	1.7	2.5
Total deferred tax assets	107.9	123.6
Deferred tax liabilities:
Deferral of policy acquisition costs	21.4	23.1
Net unrealized holding gains on investments	—	20.3
Losses and loss expenses payable discounting (transition rule)	8.7	10.7
Total deferred tax liabilities	30.1	54.1
Net deferred federal income taxes	$77.8	$69.5

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
At December 31, 2018, the tax benefit of the net operating loss (“NOL”) carryforward was $15.1 million. The NOL carryforwards do not begin to expire until 2032 and will not fully expire until 2036.
At December 31, 2018, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2018 or 2017.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2015. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
 11. Pension and Postretirement Benefit Plans
The Company, through the employees of State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The Company provides eligible employees and retirees pension and postretirement benefits and records the funded status of these plans on its balance sheet while the annual net periodic costs are allocated to affiliated companies based on allocations pursuant to intercompany management agreements including the Pooling Arrangement for insurance subsidiaries and affiliates party to this agreement.
The Company provides a defined benefit pension plan for eligible employees hired prior to January 1,2010 at which time the plan was closed to new participants. All Company employees participating in the plan are vested. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.
The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2018 and 2017:

($ millions)	Pension		Postretirement
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$468.0	$437.6	$28.3	$28.9
Service cost	7.7	8.7	—	—
Interest cost	16.0	17.1	0.9	1.1
Actuarial (gain) loss	(43.6)	26.1	(1.3)	1.0
Benefits paid	(20.0)	(21.5)	(2.4)	(2.7)
Benefit obligation at end of year	428.1	468.0	25.5	28.3
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	407.7	362.7	—	—
Employer contribution	15.0	15.0	—	—
Actual return on plan assets	(21.1)	51.5	—	—
Benefits paid	(20.0)	(21.5)	—	—
Fair value of plan assets at end of year	$381.6	$407.7	$—	$—
Supplemental executive retirement plan	(11.0)	(10.7)	—	—
Funded status at end of year	$(57.5)	$(71.0)	$(25.5)	$(28.3)
Accumulated benefit obligation end of year	$406.5	$442.9

No assets are expected to be returned during the fiscal year ending December 31, 2019.
The following table sets forth the amounts included in accumulated other comprehensive (loss) income that has not been recognized in net periodic cost at December 31, 2018 and 2017:

($ millions)	2018	2017
Prior service benefit	$(49.7)	$(56.1)
Net actuarial loss	160.8	169.7
Total	$111.1	$113.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s share of amortization expected to be recognized as a component of net periodic cost for the year ending December 31, 2019:

($ millions)	2019
Prior service benefit	$(5.5)
Net actuarial loss	6.0
Total	$0.5

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2018, 2017 and 2016:

($ millions)	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Components of net periodic cost:
Service cost	$5.1	$5.7	$6.2	$—	$—	$—
Interest cost	10.7	11.4	11.9	0.6	0.8	0.9
Expected return on plan assets	(18.0)	(16.7)	(15.1)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(5.5)	(5.5)	(5.5)
Net actuarial loss	8.2	7.8	9.2	0.3	0.2	0.2
Net periodic cost (benefit)	$6.0	$8.2	$12.2	$(4.6)	$(4.5)	$(4.4)

The following table sets forth the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2019	$17.7	$2.3
2020	18.3	2.2
2021	18.9	2.1
2022	19.7	2.0
2023	20.8	1.9
2024-2028	120.3	8.9
The postretirement plan’s gross benefit payments for 2018 were $2.4 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.1 million for 2018 and estimates future annual subsidies to be approximately $0.3 million.
The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2018 and 2017:

	Pension		Postretirement
	2018	2017	2018	2017
Benefit obligations weighted-average assumptions:
Discount rate	4.12%	3.50%	4.12%	3.50%
Rates of increase in compensation levels	3.25	3.25	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2018, 2017 and 2016:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions:
Discount rate	3.50%	4.00%	4.20%	3.50%	4.00%	4.20%
Expected long-term rate of return on assets	7.00	7.00	7.00	—	—	—
Rates of increase in compensation levels	3.25	3.50	3.50	—	—	—

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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2018, 2017 and 2016:

	Postretirement
	2018	2017	2016
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	5.50%	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.80%	3.80%	3.90%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2018:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	2.2	(1.9)
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

See Note 4 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2018 and 2017.
Included in the pension plan’s investments is two international funds (“the funds”) that invests in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $32.7 million and $41.0 million at December 31, 2018 and 2017, respectively, which was determined using the funds' net asset value. In accordance with Accounting Standard Codification 820-10, since these investments are measured at fair value using the net asset value per share practical expedient they have not been classified in the table below.
The following tables set forth the plan’s investments within the fair value hierarchy at December 31, 2018 and 2017:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$90.6	$—	$90.6
Corporate securities	121.4	—	121.4
U.S. government agencies mortgage-backed securities	5.2	—	5.2
Total fixed maturities	217.2	—	217.2
Equity securities:
Large-cap securities	82.3	82.3	—
Mutual and exchange traded funds	43.4	43.4	—
Total equity securities	125.7	125.7	—
Total pension plan investments	$342.9	$125.7	$217.2

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2017
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$107.9	$—	$107.9
Corporate securities	93.4	—	93.4
U.S. government agencies mortgage-backed securities	6.7	—	6.7
Total fixed maturities	208.0	—	208.0
Equity securities:
Large-cap securities	110.1	110.1	—
Small-cap securities	38.6	38.6	—
Total equity securities	148.7	148.7	—
Total pension plan investments	$356.7	$148.7	$208.0

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company expects to contribute up to $15.0 million to the pension plan during 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $5.6 million, $6.4 million and $6.3 million for 2018, 2017 and 2016, respectively.
12. Other Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income component ("AOC(L)I"), net of tax, for the years ended December 31, 2018, 2017 and 2016:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2018	$66.0	$(62.2)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(16.0)	(63.9)
Adjusted beg balance at January 1, 2018	18.1	(78.2)	(60.1)
Other comprehensive loss before reclassifications	(36.7)	(4.3)	(41.0)
Amounts reclassified from AOCI (a)	(1.6)	6.3	4.7
Net current period other comprehensive (loss) income	(38.3)	2.0	(36.3)
Ending balance at December 31, 2018	$(20.2)	$(76.2)	$(96.4)

Beginning balance at January 1, 2017	$62.8	$(65.2)	$(2.4)
Other comprehensive income before reclassifications	45.5	(1.5)	44.0
Amounts reclassified from AOCI (a)	(42.3)	4.5	(37.8)
Net current period other comprehensive income	3.2	3.0	6.2
Ending balance at December 31, 2017	$66.0	$(62.2)	$3.8

Beginning balance at January 1, 2016	$68.5	$(67.8)	$0.7
Other comprehensive income before reclassifications	18.0	(4.6)	13.4
Amounts reclassified from AOCI (a)	(23.7)	7.2	(16.5)
Net current period other comprehensive (loss) income	(5.7)	2.6	(3.1)
Ending balance at December 31, 2016	$62.8	$(65.2)	$(2.4)

(a) See separate table below for details about these reclassifications
The following tables set forth the reclassifications out of accumulated other comprehensive (loss) income, by component, to the Company’s consolidated statement of income for the years ended December 31, 2018, 2017 and 2016:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive (Loss) Income Components	2018	2017	2016	Consolidated Statements of Income
Unrealized gains on available for sale securities	$2.0	$65.1	$36.5	Realized gain on sale of securities
	2.0	65.1	36.5	Total before tax
	(0.4)	(22.8)	(12.8)	Tax expense
	1.6	42.3	23.7	Net of tax
Amortization of benefit plan items:
Negative prior service costs	6.3	6.3	6.2	(b)
Net loss	(13.2)	(12.5)	(14.9)	(b)
	(6.9)	(6.2)	(8.7)	Total before tax
	0.6	1.7	1.5	Tax benefit
	(6.3)	(4.5)	(7.2)	Net of tax
Total reclassifications for the period	$(4.7)	$37.8	$16.5

(b)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

13. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $87.2 million is available for payment to State Auto Financial from its insurance subsidiaries in 2019 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $15.0 million and $10.0 million in 2018, 2017 and 2016, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2018, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 400% of the authorized control level RBC.
The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2018	2017
Statutory capital and surplus of insurance subsidiaries	$871.9	$858.5
Net liabilities of non-insurance parent and affiliates	(86.8)	(89.8)
	785.1	768.6
Increases (decreases):
Deferred acquisition costs	101.9	110.3
Postretirement and pension benefits	(21.4)	(19.6)
Deferred federal income taxes	(2.8)	(34.8)
Fixed maturities, at fair value	(28.7)	19.7
Other, net	(15.6)	(9.2)
Stockholders’ equity per accompanying consolidated financial statements	$818.5	$835.0

($ millions)	Year ended December 31
	2018	2017	2016
Statutory net income of insurance subsidiaries	$65.1	$43.5	$22.2
Net loss of non-insurance parent and affiliates	(4.9)	(13.1)	(3.0)
	60.2	30.4	19.2
Increases (decreases):
Deferred acquisition costs	(8.4)	(12.6)	0.4
Postretirement and pension benefits	4.2	4.3	4.4
Deferred federal income taxes	(1.9)	(41.8)	(6.4)
Net investment loss	(44.4)	—	—
Other, net	3.1	1.9	1.6
Net income (loss) per accompanying consolidated financial statements	$12.8	$(17.8)	$19.2

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
15. Share-Based Compensation
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
The Company has reserved 2.4 million common shares under the 2017 LTIP. As of December 31, 2018, a total of 1.9 million common shares are available for issuance under the 2017 LTIP. The 2017 LTIP provides that (i) the maximum value of performance stock awards or performance unit awards settled in cash that may be granted in any calendar year is equal to the excess of the number of awards multiplied by the fair market value of the company’s common shares on the applicable payment or settlement date of the award multiplied by 5 and (ii) the maximum number of common shares subject to awards of performance stock and performance units that may be granted in any calendar year to any one individual is 250,000 shares. The 2017 LTIP automatically terminates on May 4, 2027.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the Company’s total activity and related information for performance unit award activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	147,869	$27.20	—	$—
Granted	224,449	27.65	171,617	27.20
Vested	—	—	—	—
Forfeited	(15,918)	27.37	(23,748)	27.20
Outstanding, end of year	356,400	$27.47	147,869	$27.20

As of December 31, 2018, there was $6.4 million of total unrecognized compensation cost related to performance unit awards. The remaining cost is expected to be recognized over a period of  1.57 years.
The following table sets forth the Company’s total activity and related information for service-based restricted stock award activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	71,578	$22.44	107,297	$22.04	111,084	$22.19
Granted	97,049	27.65	6,229	27.20	45,252	21.55
Vested	(37,644)	22.88	(26,271)	21.39	(33,414)	21.93
Forfeited	(4,037)	24.82	(15,677)	23.45	(15,625)	21.91
Outstanding, end of year	126,946	$26.21	71,578	$22.44	107,297	$22.04

As of December 31, 2018, there was $1.6 million of total unrecognized compensation cost related to service-based restricted stock awards. The remaining cost is expected to be recognized over a period of 1.03 years.
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
The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2016. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the year ended December 31, 2016:

2016
Fair value per share	$6.75
Expected dividend yield	1.87%
Risk free interest rate	1.30%
Expected volatility factor	36.27%
Expected life in years	5.3

The following table sets forth the Company’s stock option activity and related information for the years ended December 31, 2018, 2017 and 2016:

(millions, except per share amounts)	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1.7	$19.22	2.5	$20.63	3.1	$21.45
Granted	—	—	—	—	0.2	21.55
Exercised	(0.7)	20.08	(0.4)	19.38	(0.4)	17.18
Canceled	—	25.17	(0.4)	28.96	(0.4)	30.70
Outstanding, end of year	1.0	$18.50	1.7	$19.22	2.5	$20.63

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $7.2 million, $3.0 million and $2.2 million, respectively. The tax benefit for tax deductions from share-based awards totaled $1.4 million for the year ended December 31,  2016. In addition, income taxes for the year ended December 31, 2016 reflected the impact of a $1.6 million correction of prior period deferred tax expense related to expired stock options. See Note 10 for additional information.
The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2018:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	0.6	3.0	$16.31	0.6	$16.31
$20.01 – $30.00	0.4	5.9	22.0	0.3	22.01
Total	1.0	4.1	$18.50	1.0	$18.36

Aggregate intrinsic value for total options outstanding at December 31, 2018 was $15.8 million. Aggregate intrinsic value for total options exercisable at December 31, 2018 was $15.2 million.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose, at two different specified time intervals each year, to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.7 million common shares under this plan. As of December 31, 2018, a total of 3.6 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive cash or common share distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a 5- or 10-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 10,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2026. The Company accounts for the RSU Plan as a liability plan. There were 23,080 RSUs, 26,323 RSUs, and 22,832 RSUs granted in 2018, 2017 and 2016, respectively.
During 2018 and 2017, common shares valued at approximately $110,256 and $106,581, respectively, were distributed by the Company under the RSU Plan.
Share-based compensation expense recognized during 2018, 2017 and 2016 was $11.1 million, $4.2 million and $3.7 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2018, there was $5.3 million of total unrecognized compensation cost related to compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 1.43 years.

16. Net Earnings (Loss) Per Common Share
The following table sets forth the compilation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2018, 2017 and 2016:

(millions, except per share amounts)	2018	2017	2016
Numerator:
Net earnings (loss) for basic net earnings per common share	$12.8	$(17.8)	$19.2
Adjusted net earnings (loss) for dilutive net earnings (loss) per common share	$12.8	$(17.8)	$19.2
Denominator:
Weighted average shares for basic net earnings (loss) per common share	42.8	42.1	41.6
Effect of dilutive share-based awards	0.6	—	0.4
Adjusted weighted average shares for diluted net earnings (loss) per common share	43.4	42.1	42.0

Basic net earnings (loss) per common share	$0.30	$(0.42)	$0.46
Diluted net earnings (loss) per common share	$0.29	$(0.42)	$0.46

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the options to purchase shares of common stock and the restricted share units (“RSU award”) provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2018, 2017 and 2016:

(millions)	2018	2017	2016
Total number of antidilutive options and awards	0.1	0.5	1.2

17. Reportable Segments
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
The Company’s reportable insurance segments, and the products within each, are as follows:
•Personal Insurance Segment- personal auto, homeowners, farm & ranch and other personal
•Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation and other commercial
•Specialty Insurance Segment - E&S property, E&S casualty and programs
After a review of strategic alternatives for our excess and surplus lines business in the specialty insurance segment, during the second half of 2017 management made the decision to exit the excess and surplus lines business either through a series of renewal right transactions or by placing lines of business into run-off since this business is not core to the Company’s ongoing business strategy. The impact of this decision, along with the 2016 decision to exit programs business, on future results will result in the elimination of the specialty insurance segment and its related underwriting results from the State Auto Group.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016:

($ millions)	2018	2017	2016
Revenues from external sources:
Insurance segments
Personal insurance	$673.9	$580.6	$578.2
Commercial insurance	464.3	455.7	472.6
Specialty insurance	99.8	239.8	240.3
Total insurance segments	1,238.0	1,276.1	1,291.1
Investment operations segment
Net investment income	84.9	78.8	74.7
Net investment (loss) gain	(49.7)	65.1	36.5
Total investment operations segment	35.2	143.9	111.2
Total revenue from reportable segments	1,273.2	1,420.0	1,402.3
All other	2.6	2.3	2.3
Total revenues from external sources	1,275.8	1,422.3	1,404.6
Intersegment revenues	6.5	6.0	5.8
Total revenues	1,282.3	1,428.3	1,410.4
Reconciling items:
Eliminate intersegment revenues	(6.5)	(6.0)	(5.8)
Total consolidated revenue	$1,275.8	$1,422.3	$1,404.6
Segment loss before federal income taxes:
Insurance segments:
Personal insurance SAP underwriting gain (loss)	$3.3	$(23.0)	$(10.6)
Commercial insurance SAP underwriting loss	(8.4)	(10.6)	(31.7)
Specialty insurance SAP underwriting gain (loss)	0.4	(56.0)	(43.3)
Total insurance segments	(4.7)	(89.6)	(85.6)
Investment operations segment:
Net investment income	84.9	78.8	74.7
Net investment (loss) gain	(49.7)	65.1	36.5
Total investment operations segment	35.2	143.9	111.2
All other segments income	0.4	0.6	0.4
Reconciling items:
GAAP adjustments	(3.7)	(9.9)	2.6
Interest expense on corporate debt	(5.7)	(5.9)	(5.5)
Corporate expenses	(8.6)	(4.1)	(4.3)
Total reconciling items	$(18.0)	$(19.9)	$(7.2)
Total consolidated income before federal income taxes	$12.9	$35.0	$18.8

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2018 and 2017:

($ millions)	2018	2017
Segment assets:
Investment operations segment	$2,658.7	$2,781.2
Total segment assets	2,658.7	2,781.2
Reconciling items:
Corporate assets	237.2	237.9
Total consolidated assets	$2,895.9	$3,019.1

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

18. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2018 and 2017:

($ millions, except per share amounts)	2018
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$323.7	$341.7	$346.0	$264.4
(Loss) income before federal income taxes	(3.3)	7.7	41.0	(32.5)
Net (loss) income	(2.1)	6.0	33.4	(24.5)
(Loss) earnings per common share:
Basic	$(0.05)	$0.14	$0.78	$(0.57)
Diluted	$(0.05)	$0.14	$0.76	$(0.57)

	2017
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$345.1	$355.7	$358.4	$363.1
(Loss) income before federal income taxes	(4.0)	11.9	(11.2)	38.1
Net (loss) income	(3.3)	8.7	(9.5)	(13.8)
(Loss) earnings per common share:
Basic	$(0.08)	$0.21	$(0.23)	$(0.33)
Diluted	$(0.08)	$0.21	$(0.23)	$(0.33)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

19. Contingencies
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
The following report is provided by our management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):
1Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
2Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 framework to evaluate the effectiveness of our internal control over financial reporting. Our management believes that the COSO 2013 framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.
3All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting.
4Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and has concluded that such internal control over financial reporting was effective.
5Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2019 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 15, 2019, the members of our Audit Committee were Eileen A. Mallesch, Robert E. Baker, Kym M. Hubbard, David R. Meuse and Setareh Pouraghabagher. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch and Ms. Pouraghabagher are both an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance and Board of Directors—Nomination of Directors” in the 2019 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2019 annual meeting of shareholders.
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

Item 11. Executive Compensation
The 2019 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Corporate Governance and Board of Directors—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Report of the Fiscal Year Ended December 31, 2018” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company” in the 2019 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information and Burn Rate” in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2019 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance and Board of Directors—Directors—Director Independence” in the 2019 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters—Independent Registered Public Accounting Firm’s Audit and Other Services Fees” in our 2019 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for each of the three years in the period ended December 31, 2018
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2018
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2018
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018
Notes to Consolidated Financial Statements
(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2018, 2017 and 2016 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.26 therein)
10.27
Second Amendment, effective as of March 1, 2018, to the Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company,State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company,Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., Network E&S Brokers, LLC, and State Auto Labs Corp.
Form 10-Q Quarterly Report for the period ended March 31, 2018 (see Exhibit 10.01 therein)
10.28
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

10.29
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

10.30
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

10.32
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

10.33
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

10.34
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

10.36
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
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.01 therein)

10.37	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.38	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.39	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.40	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.41	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.42	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.43
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
Form 10-Q Quarterly Report for the period ended September 30, 2016 (see Exhibit 10.01 therein)

10.45	Open Line of Credit dated as of March 22, 2018, between State Auto Property & Casualty and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on May 8, 2018 (see Exhibit 10.1 therein)

10.46	Advance dated as of May 17, 2018, between State Auto Property & Casualty and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on May 23, 2018 (see Exhibit 10.1 therein)

10.47*
Employment Agreement, dated as of November 28, 2017, commencing as of January 1, 2018, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.42 therein)

10.48*
Executive Change of Control Agreement dated as of October 26, 2017, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.43 therein)

10.49*
Executive Change of Control Agreement dated as of October 26, 2017, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Gregory A. Tacchetti
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.44 therein)

10.50*
Executive Change of Control Agreement dated as of November 28, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.45 therein)

10.51*
Executive Change of Control Agreement dated as of October 26, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Kim B. Garland
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.46 therein)

10.52*
Executive Change of Control Agreement dated as of October 26, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Paul M. Stachura
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.47 therein)

10.53*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.54*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.1 therein)

10.55*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Paul M. Stachura	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.2 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.56*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Gregory A. Tacchetti	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.3 therein)

10.57*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.58*
Form of PAU Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.50 therein)

10.59*
Form of Performance Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.51 therein)

10.60*
Form of Time Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.52 therein)

10.61*
Form of Time Based Deferred Stock Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.53 therein)

10.62*
Form of Performance Based Deferred Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.54 therein)

10.63*
Form of Performance Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2017.)
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.55 therein)

10.64*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.65*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.66*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.67*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.68*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.69*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.70*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.71*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.72*	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.01 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Michael E. LaRocco	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.01 therein)

10.77*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.02 therein)

10.78*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Jessica E. Clark	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.03 therein)

10.79*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.04 therein)

10.80*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.05 therein)

10.81*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.06 therein)

10.82*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.74 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.83*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.75 therein)

10.84*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.76 therein)

10.85*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.86*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.87*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.88*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.89*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.02 therein)

10.90*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.91*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.92*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.93*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.94*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.95*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.96*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.97*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.98*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.99*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.100*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.101*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.102*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.103
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.104*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.105*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.106*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.107*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.108*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.109*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.110*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.111*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.112*	Third Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2015)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.02 therein)

10.113*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.114*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.115*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.116*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.117*	Fourth Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of August 8, 2014)	Form 10-Q Quarterly Report for the period ended September 30, 2015 (see Exhibit 10.01 therein)

10.118*	State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2017 (see Exhibit 10.01 therein)

10.119*	State Auto Financial Corporation One Team Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.03 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney - Robert E. Baker, Michael J. Fiorile, Kym M. Hubbard, Eileen A. Mallesch, David R. Meuse and S. Elaine Roberts	Form 10-K Annual Report for year ended December 31, 2016 (see Exhibit 24.01 therein)

24.02	Power of Attorney- Setareh Pouraghabagher	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 24.02 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.
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

STATE AUTO FINANCIAL CORPORATION

Dated: March 15, 2019	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	March 15, 2019
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	March 15, 2019
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 15, 2019
Matthew R. Pollak	(principal accounting officer)

Robert E. Baker*	Director	March 15, 2019
Robert E. Baker

Michael J. Fiorile*	Director	March 15, 2019
Michael J. Fiorile

Kym M. Hubbard*	Director	March 15, 2019
Kym M. Hubbard

Eileen A. Mallesch*	Director	March 15, 2019
Eileen A. Mallesch

David R. Meuse*	Director	March 15, 2019
David R. Meuse

Setareh Pouraghabagher*	Director	March 15, 2019
Setareh Pouraghabagher

S. Elaine Roberts*	Director	March 15, 2019
S. Elaine Roberts

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	March 15, 2019
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2018

($ millions)
December 31, 2018	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$432.4	$432.4
Obligations of states and political subdivisions	408.2	414.6	414.6
Corporate securities	551.7	540.6	540.6
U.S. government agencies residential mortgage-backed securities	789.9	771.9	771.9
Total available-for-sale fixed maturities	2,188.2	2,159.5	2,159.5

(1)	Original cost of fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2018	2017
Assets
Investments in common stock of subsidiaries (equity method)	$913.9	$933.6
Other invested assets	4.0	4.2
Cash and cash equivalents	14.8	8.8
Other assets	0.1	0.1
Federal income tax, net	15.2	15.8
Total assets	$948.0	$962.5
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.5 and $116.5, respectively)	$116.5	$116.5
Due to affiliates	0.3	0.5
Other liabilities	12.7	10.5
Total liabilities	129.5	127.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.0 and 49.2 shares issued, respectively, at stated value of $2.50 per share	125.0	123.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(117.0)	(116.8)
Additional paid-in capital	194.2	171.8
Accumulated other comprehensive income	(96.4)	3.8
Retained earnings	712.7	653.2
Total stockholders’ equity	818.5	835.0
Total liabilities and stockholders’ equity	$948.0	$962.5

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2018	2017	2016
Net investment income	$0.5	$0.4	$0.2
Net investment (loss) gain	(0.6)	0.3	—
Total revenues	(0.1)	0.7	0.2
Interest expense (affiliates $6.3, $6.1 and $6.1, respectively)	6.3	6.1	6.1
Other operating expenses	7.1	6.7	7.0
Total expenses	13.4	12.8	13.1
Loss before federal income taxes	(13.5)	(12.1)	(12.9)
Federal income tax (benefit) expense	(3.4)	5.1	(6.0)
Net loss before equity in net income of subsidiaries	(10.1)	(17.2)	(6.9)
Equity in net income of subsidiaries	22.9	(0.6)	26.1
Net income (loss)	$12.8	$(17.8)	$19.2

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2018	2017	2016
Net income (loss)	$12.8	$(17.8)	$19.2
Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale investments:
Unrealized holding gains arising during the year	—	0.3	0.2
Reclassification adjustments for gains realized in net income	—	0.3	—
Income tax expense	—	(0.1)	(0.1)
Total net unrealized holding gain on available-for-sale investments	—	0.5	0.1
Unrealized equity in subsidiaries	(36.3)	5.7	(3.2)
Other comprehensive (loss) income	(36.3)	6.2	(3.1)
Comprehensive (loss) income	$(23.5)	$(11.6)	$16.1

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2018	2017	2016
Cash flows used in operating activities:
Net income (loss)	$12.8	$(17.8)	$19.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	—	—	(0.3)
Share-based compensation	2.0	1.1	1.2
Net investment (loss) gain	0.5	(0.3)	—
Equity in net income from consolidated subsidiaries	(22.9)	0.6	(26.1)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	(0.1)	—	0.9
Other assets	—	—	0.1
Excess tax expense on share-based awards	0.9	—	(0.2)
Federal income taxes, net	(0.3)	5.6	3.3
Net cash used in operating activities	(7.1)	(10.8)	(1.9)
Cash flows from investing activities:
Dividends received from consolidated subsidiaries	15.4	17.7	14.2
Purchases of other invested assets	(0.4)	(0.4)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	—	1.2	—
Net cash provided by investing activities	15.0	18.5	13.9
Cash flows from financing activities:
Proceeds from issuance of common stock	15.4	10.2	2.2
Payments to acquire treasury stock	(0.2)	(0.3)	(0.2)
Payment of dividends	(17.1)	(16.9)	(16.6)
Excess tax expense on share-based awards	—	—	0.2
Net cash used in financing activities	(1.9)	(7.0)	(14.4)
Net increase (decrease) in cash and cash equivalents	6.0	0.7	(2.4)
Cash and cash equivalents at beginning of year	8.8	8.1	10.5
Cash and cash equivalents at end of year	$14.8	$8.8	$8.1
Supplemental Disclosures:
Federal income tax received	4.0	0.5	3.4
Interest paid (affiliates $6.3, $6.1 and $6.1, respectively)	$(6.3)	$(6.1)	$(6.1)

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

($ millions, except interest rates)	December 31, 2018			December 31, 2017
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$15.3	5.28%	$15.0	$15.8	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	86.7	5.28%	85.0	89.6	5.28%
Total notes payable to affiliates	$100.0	$102.0		$100.0	$105.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2018, 2017 and 2016

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2018:
Personal insurance segment	$59.0	$240.5	$340.9	$—	$673.9
Commercial insurance segment	41.6	581.9	230.7	—	464.3
Specialty insurance segment	1.3	318.9	6.0	—	99.8
Investment operations segment	—	—	—	—	—
Total	$101.9	$1,141.3	$577.6	$—	$1,238.0
Year ended December 31, 2017:
Personal insurance segment	$49.8	$256.1	$288.1	$—	$580.6
Commercial insurance segment	41.5	604.3	225.6	—	455.7
Specialty insurance segment	19.0	392.1	91.7	—	239.8
Investment operations segment	—	—	—	—	—
Total	$110.3	$1,252.5	$605.4	$—	$1,276.1
Year ended December 31, 2016:
Personal insurance segment	$46.3	$254.5	$258.7	$—	$578.2
Commercial insurance segment	36.9	602.5	227.9	—	472.6
Specialty insurance segment	38.6	321.0	124.8	—	240.3
Investment operations segment	—	—	—	—	—
Total	$121.8	$1,178.0	$611.4	$—	$1,291.1

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2018:
Personal insurance segment	$—	$442.3	$114.7	$116.3	$726.5
Commercial insurance segment	—	275.2	84.1	115.7	469.8
Specialty insurance segment	—	80.6	21.2	(2.2)	14.0
Investment operations segment	84.9	—	—	—	—
Total	$84.9	$798.1	$220.0	$229.8	$1,210.3
Year ended December 31, 2017:
Personal insurance segment	$—	$416.3	$100.5	$90.6	$610.0
Commercial insurance segment	—	284.2	78.8	107.1	453.6
Specialty insurance segment	—	219.3	63.0	(21.4)	206.7
Investment operations segment	78.8	—	—	—	—
Total	$78.8	$919.8	$242.3	$176.3	$1,270.3
Year ended December 31, 2016:
Personal insurance segment	$—	$422.0	$100.0	$65.8	$576.9
Commercial insurance segment	—	331.5	91.0	80.8	459.4
Specialty insurance segment	—	190.6	76.9	15.5	256.2
Investment operations segment	74.7	—	—	—	—
Total	$74.7	$944.1	$267.9	$162.1	$1,292.5

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2018, 2017 and 2016

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2018	$881.3	$22.6	$919.7	$61.0	$1,238.0	$1,238.0	4.9%
2017	828.7	22.6	817.1	11.0	1,276.1	1,276.1	0.9%
2016	840.6	25.6	819.9	4.9	1,291.1	1,291.1	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.