Form 10-Q
period 2019-03-31
State Auto Financial CORP
filed 2019-05-03
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Yes  ☒    No   ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, without par value	STFC	The NASDAQ Global Select Market

On April 26, 2019, the Registrant had 43,403,270 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month periods ended March 31, 2019

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2019	December 31, 2018
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,130.9 and $2,188.2, respectively)	$2,136.6	$2,159.5
Equity securities	363.9	315.0
Other invested assets	53.5	48.8
Other invested assets, at cost	5.6	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,629.6	2,598.9
Cash and cash equivalents	72.3	59.8
Accrued investment income and other assets	36.6	32.4
Deferred policy acquisition costs (affiliated net assumed $48.6 and $48.3, respectively)	104.3	101.9
Reinsurance recoverable on losses and loss expenses payable	4.6	5.5
Prepaid reinsurance premiums	6.7	6.6
Current federal income taxes	6.3	5.9
Net deferred federal income taxes	57.7	77.8
Property and equipment, at cost	6.0	7.1
Total assets	$2,924.1	$2,895.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $583.7 and $593.6, respectively)	$1,128.9	$1,146.8
Unearned premiums (affiliated net assumed $103.7 and $112.4, respectively)	587.5	584.2
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.0
Pension and postretirement benefits	82.4	83.0
Due to affiliate	18.4	22.4
Other liabilities (affiliated net assumed $11.5 and $19.9, respectively)	89.6	119.0
Total liabilities	2,028.8	2,077.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.1 and 50.0 shares issued, respectively, at stated value of $2.50 per share	125.3	125.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(117.5)	(117.0)
Additional paid-in capital	198.4	194.2
Accumulated other comprehensive (loss) income	(68.6)	(96.4)
Retained earnings	757.7	712.7
Total stockholders’ equity	895.3	818.5
Total liabilities and stockholders’ equity	$2,924.1	$2,895.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2019	2018
Earned premiums (affiliated net assumed $59.7 and $98.0, respectively)	$302.7	$314.9
Net investment income (affiliates $1.2 and $1.2, respectively)	19.4	19.9
Net investment gain (loss)	44.9	(11.7)
Other income from affiliates	0.6	0.6
Total revenues	367.6	323.7

Losses and loss expenses (affiliated net assumed $56.4 and $46.2, respectively)	194.3	212.3
Acquisition and operating expenses (affiliated net assumed $24.2 and $43.6, respectively)	107.6	110.8
Interest expense (affiliates $0.2 and $0.2, respectively)	1.2	1.6
Other expenses	2.9	2.3
Total expenses	306.0	327.0
Income (loss) before federal income taxes	61.6	(3.3)
Federal income tax expense (benefit):
Current	(0.4)	(1.0)
Deferred	12.6	(0.2)
Total federal income tax expense (benefit)	12.2	(1.2)
Net income (loss)	$49.4	$(2.1)
Earnings (loss) per common share:
Basic	$1.14	$(0.05)
Diluted	$1.12	$(0.05)
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2019	2018
Net income (loss)	$49.4	$(2.1)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on fixed maturities:
Unrealized holding gains (losses)	34.5	(36.7)
Reclassification adjustments for gains realized in net income	(0.1)	(0.4)
Income tax (expense) benefit	(7.2)	7.8
Total net unrealized holding gains (losses) on available-for-sale investments	27.2	(29.3)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	2.4	3.3
Income tax expense	(0.2)	(0.4)
Total net unrecognized benefit plan obligations	0.6	1.3
Other comprehensive income (loss)	27.8	(28.0)
Comprehensive income (loss)	$77.2	$(30.1)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended March 31
	2019	2018
Common shares:
Balance at beginning of year	50.0	49.2
Issuance of shares	0.1	0.3
Balance at end of year	50.1	49.5
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)
Balance at end of year	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$125.0	$123.0
Issuance of shares	0.3	0.8
Balance at end of year	$125.3	$123.8
Treasury stock:
Balance at beginning of year	$(117.0)	$(116.8)
Shares acquired on stock award exercises and vested restricted shares	(0.5)	(0.1)
Balance at end of year	$(117.5)	$(116.9)
Additional paid-in capital:
Balance at beginning of year	$194.2	$171.8
Issuance of common stock	0.7	6.2
Stock awards granted	3.5	2.3
Balance at end of year	$198.4	$180.3
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(96.4)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	(63.9)
Change in unrealized holding gain (loss) on investments, net of tax	27.2	(29.3)
Change in unrecognized benefit plan obligations, net of tax	0.6	1.3
Balance at end of year	$(68.6)	$(88.1)
Retained earnings:
Balance at beginning of year	$712.7	$653.2
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	63.9
Net income	49.4	(2.1)
Dividends declared (affiliates $2.6 and $2.6, respectively)	$(4.4)	$(4.3)
Balance at end of year	757.7	710.7
Total stockholders’ equity at end of year	$895.3	$809.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2019	2018
Cash flows from operating activities:
Net income (loss)	$49.4	$(2.1)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	3.1	2.9
Share-based compensation	3.8	2.3
Net investment (gain) loss	(44.9)	11.7
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.4)	5.2
Accrued investment income and other assets	(4.1)	(3.8)
Postretirement and pension benefits	(0.1)	(0.3)
Other liabilities and due to/from affiliates, net	(33.6)	4.2
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.8	1.0
Losses and loss expenses payable	(17.9)	(8.0)
Unearned premiums	3.3	(22.6)
Deferred tax expense on share-based awards	0.2	—
Federal income taxes	12.0	(1.2)
Net cash used in operating activities	(30.4)	(10.7)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(137.2)	(99.0)
Purchases of equity securities	(19.5)	(61.5)
Purchases of other invested assets	(1.0)	(0.5)
Maturities, calls and pay downs of fixed maturities available-for-sale	125.9	55.5
Sales of fixed maturities available-for-sale	65.6	15.3
Sales of equity securities	12.7	65.1
Sales of other invested assets	0.3	0.3
Net cash provided by (used in) investing activities	46.8	(24.8)
Cash flows from financing activities:
Proceeds from issuance of common stock	1.0	9.3
Payments to acquire treasury stock	(0.5)	(0.1)
Payment of dividends	(4.4)	(4.3)
Net cash (used in) provided by financing activities	(3.9)	4.9
Net increase (decrease) in cash and cash equivalents	12.5	(30.6)
Cash and cash equivalents at beginning of period	59.8	91.5
Cash and cash equivalents at end of period	$72.3	$60.9
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.7	$1.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2018 Form 10-K.
Revisions of Previously Issued Financial Statements
Revisions to certain line items in the consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2018, were affected by revisions of previously issued financial statements.  All such changes to the consolidated statements of cash flows were included within cash flows from operating activities and all related changes in the consolidated statements of comprehensive income were isolated to unrecognized benefit plan obligations.  The basis of these revisions were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" included in our most recent Annual Report disclosures on Form 10-K for the year ended December 31, 2018.
Adoption of Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance became effective beginning January 1, 2019 and it did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows. The Company has elected the practical expedients contained in ASC 842-10-65-1(f) and therefore did not reassess the lease classification of its existing leases.
Pending Adoption of Recent Accounting Pronouncements
For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at March 31, 2019 and December 31, 2018:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$399.9	$6.7	$(5.0)	$401.6
Obligations of states and political subdivisions	458.1	14.0	(0.1)	472.0
Corporate securities	515.2	4.2	(3.3)	516.1
U.S. government agencies mortgage-backed securities	757.7	4.9	(15.7)	746.9
Total available-for-sale fixed maturities	$2,130.9	$29.8	$(24.1)	$2,136.6

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$3.2	$(9.2)	$432.4
Obligations of states and political subdivisions	408.2	7.3	(0.9)	414.6
Corporate securities	551.7	0.6	(11.7)	540.6
U.S. government agencies mortgage-backed securities	789.9	3.3	(21.3)	771.9
Total available-for-sale fixed maturities	$2,188.2	$14.4	$(43.1)	$2,159.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.2	$(0.1)	1	$235.4	$(4.9)	30	$244.6	$(5.0)	31
Obligations of states and political subdivisions	—	—	—	42.5	(0.1)	7	42.5	(0.1)	7
Corporate securities	9.1	—	1	234.2	$(3.3)	32	243.3	$(3.3)	33
U.S. government agencies mortgage-backed securities	54.1	(1.6)	8	430.4	(14.1)	68	484.5	(15.7)	76
Total temporarily impaired securities	$72.4	$(1.7)	10	$942.5	$(22.4)	137	$1,014.9	$(24.1)	147

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$83.1	$(1.8)	7	$259.6	$(7.4)	35	$342.7	$(9.2)	42
Obligations of states and political subdivisions	63.6	(0.5)	7	39.6	(0.4)	8	103.2	(0.9)	15
Corporate securities	244.0	(3.0)	31	189.5	(8.7)	30	433.5	(11.7)	61
U.S. government agencies mortgage-backed securities	169.5	(2.8)	18	385.5	(18.5)	70	555.0	(21.3)	88
Total fixed maturities	$560.2	$(8.1)	63	$874.2	$(35.0)	143	$1,434.4	$(43.1)	206

The Company reviewed its investments at March 31, 2019, and determined that no other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2019:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$101.5	$101.5
Due after 1 year through 5 years	631.8	629.4
Due after 5 years through 10 years	208.5	214.4
Due after 10 years	431.4	444.4
U.S. government agencies mortgage-backed securities	757.7	746.9
Total	$2,130.9	$2,136.6

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2019, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At March 31, 2019, State Auto P&C had fixed maturities with fair values of approximately $21.6 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.1 million and $8.9 million were on deposit with insurance regulators as required by law at March 31, 2019, and December 31, 2018, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018
Fixed maturities	$15.1	$16.1
Equity securities	2.8	2.5
Cash and cash equivalents, and other	1.7	1.7
Investment income	19.6	20.3
Investment expenses	0.2	0.4
Net investment income	$19.4	$19.9

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $78.6 million and $80.7 million for the three months ended March 31, 2019, and 2018, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018
Realized gains on sales of securities:
Fixed maturities	$0.1	$0.4
Equity securities	0.3	3.3
Other invested assets	—	0.1
Total realized gains	0.4	3.8
Realized losses on sales of securities:
Sales of equity securities	(2.2)	(0.2)
Total realized losses	(2.2)	(0.2)
Net realized (loss) gain on investments	$(1.8)	$3.6

Net unrealized gain (loss) on investments(1)
Equity securities	$44.1	$(14.6)
Other invested assets	3.9	(0.7)
Net unrealized gain (loss) on investments	48.0	(15.3)
Other net realized loss	$(1.3)	$—
Net investment gain (loss)	$44.9	$(11.7)

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$34.4	$(37.1)
Deferred federal income tax (liability) benefit	(7.2)	7.8
Change in net unrealized holding gains (losses), net of tax	$27.2	$(29.3)

(1)Unrealized holding gains (losses) recognized during the period on securities still held at the reporting date
3. Fair Value of Financial Instruments
Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.

•
Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2019, and December 31, 2018, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Fixed Maturities
The Company utilizes a nationally recognized third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. The Company regularly selects a sample of security prices which are compared to one or more alternative pricing sources for reasonableness. Any discrepancies with the pricing are returned to the pricing service for further explanation and, if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies' mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.
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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $41.2 million and $38.5 million at March 31, 2019, and December 31, 2018, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2019 and December 31, 2018:

($ millions)	Total	Level 1	Level 2
March 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$401.6	$—	$401.6
Obligations of states and political subdivisions	472.0	—	472.0
Corporate securities	516.1	—	516.1
U.S. government agencies mortgage-backed securities	746.9	—	746.9
Total available-for-sale fixed maturities	2,136.6	—	2,136.6
Equity securities:
Large-cap securities	88.9	88.9	—
Mutual and exchange traded funds	275.0	275.0	—
Total equity securities	363.9	363.9	—
Other invested assets	12.3	12.3	—
Total investments	$2,512.8	$376.2	$2,136.6

($ millions)	Total	Level 1	Level 2
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$432.4	$—	$432.4
Obligations of states and political subdivisions	414.6	—	414.6
Corporate securities	540.6	—	540.6
U.S. government agencies mortgage-backed securities	771.9	—	771.9
Total fixed maturities	2,159.5	—	2,159.5
Equity securities:
Large-cap securities	77.2	77.2	—
Mutual and exchange traded funds	237.8	237.8	—
Total equity securities	315.0	315.0	—
Other invested assets	10.3	10.3	—
Total available-for-sale investments	$2,484.8	$325.3	$2,159.5

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2019, was $5.1 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	March 31, 2019			December 31, 2018
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$72.1	7.00%	$70.0	$71.1	7.00%

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

($ millions, except interest rates)	March 31, 2019			December 31, 2018
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.1	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	92.8	3.96%	85.3	89.0	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.83%	15.2	15.2	6.94%
Total notes payable	$122.0	$129.1		$122.0	$125.1

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the three months ended March 31, 2019 and 2018:

($ millions)	2019	2018
Losses and loss expenses payable, at beginning of period	$1,146.8	$1,255.6
Less: reinsurance recoverable on losses and loss expenses payable	5.5	3.1
Net balance at beginning of period	1,141.3	1,252.5
Incurred related to:
Current year	215.7	232.7
Prior years	(21.4)	(20.4)
Total incurred	194.3	212.3
Paid related to:
Current year	59.3	63.0
Prior years	152.0	156.3
Total paid	211.3	219.3
Net balance at end of period	1,124.3	1,245.5
Plus: reinsurance recoverable on losses and loss expenses payable	4.6	2.1
Losses and loss expenses payable, at end of period	$1,128.9	$1,247.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the three months ended March 31, 2019, of $21.4 million compared to favorable development of $20.4 million for the same 2018 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2019 was $20.9 million. In the personal insurance segment, personal auto contributed $6.8 million of favorable development, primarily attributable to lower than anticipated severity from the 2018 accident year partially offset by $0.6 million of adverse development in homeowners, primarily from the 2018 accident year. In the commercial insurance segment, all products developed favorably, with small commercial package, workers' compensation, and middle market commercial contributing $4.8 million, $4.5 million, and $3.1 million, respectively. Slightly offsetting the favorable development was adverse development in the specialty run-off business of $1.3 million, primarily driven by large fire losses in the fourth quarter of 2018 in E&S property.
Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2018 was primarily due to $16.3 million of favorable development in the commercial and personal insurance segments. In the personal insurance segment, personal auto contributed $4.0 million of favorable development, primarily attributable to the 2016 and 2017 accident years, and homeowners' contributed $2.8 million of favorable development, spread across several accident years. In the commercial insurance segment, commercial auto, middle market commercial and workers' compensation contributed $3.5 million, $2.5 million and $2.3 million, respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $0.3 million. The specialty insurance segment was impacted by $1.9 million of adverse development in E&S casualty, due primarily to development within our general liability and healthcare books of business. Favorable development of prior years' unallocated loss adjustment expenses was approximately $3.8 million.
5. Reinsurance
The insurance subsidiaries of State Auto Financial, including State Auto P&C, Milbank and SA Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates (collectively referred to as the “Mutual Pooled Companies”).
The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018
Premiums earned:
Assumed from external insurers and reinsurers	$18.2	$10.4
Assumed under Pooling Arrangement	302.7	314.9
Ceded to external insurers and reinsurers	(5.9)	(5.4)
Ceded under Pooling Arrangement	(243.0)	(216.9)
Net assumed premiums earned	$72.0	$103.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$14.2	$10.9
Assumed under Pooling Arrangement	200.2	202.7
Ceded to external insurers and reinsurers	(0.6)	(1.3)
Ceded under Pooling Arrangement	(143.8)	(156.5)
Net assumed losses and loss expenses incurred	$70.0	$55.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019		2018
Amount at statutory rate	$12.9	21.0%	$(0.7)	21.0%
Tax-exempt interest and dividends received deduction	(0.7)	(1.1)	(0.7)	20.8
Other, net	—	—	0.2	(5.7)
Federal income tax expense (benefit)	12.2	19.9%	$(1.2)	36.1%

7. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three months ended March 31, 2019 and 2018:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2019	2018	2019	2018
Service cost	$1.0	$1.3	$—	$—
Interest cost	2.9	2.7	0.2	0.2
Expected return on plan assets	(4.2)	(4.5)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	1.5	2.1	0.1	0.1
Net periodic cost (benefit)	$1.2	$1.6	$(1.1)	$(1.1)

The Company expects to contribute $15.0 million to its pension plan in 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three months ended March 31, 2019 and 2018:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive income before reclassifications	27.3	—	27.3
Amounts reclassified from AOCI (a)	(0.1)	0.6	0.5
Net current period other comprehensive income	27.2	0.6	27.8
Ending balance at March 31, 2019	$7.0	$(75.6)	$(68.6)

Beginning balance at January 1, 2018	$66.0	$(62.2)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(16.0)	(63.9)
Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from AOCI (a)	(0.3)	1.3	1.0
Net current period other comprehensive (loss) income	(29.3)	1.3	(28.0)
Ending balance at March 31, 2018	$(11.2)	$(76.9)	$(88.1)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2019 and 2018:

($ millions)
Details about Accumulated Other	Three months ended March 31	Affected line item in the Condensed
Comprehensive Income Components		Consolidated Statements of Income
2019
Unrealized gains on available-for-sale fixed maturity investments	$0.1	Realized gains on sale of securities
	0.1	Total before tax
	—	Tax expense
	0.1	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	(b)
Net actuarial loss	(2.4)	(b)
	(0.8)	Total before tax
	0.2	Tax benefit
	(0.6)	Net of tax
Total reclassifications for the period	$(0.5)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Three months ended March 31	Affected line item in the Condensed
Comprehensive Income Components		Consolidated Statements of Income
2018
Unrealized gains on available for sale securities	$0.4	Realized gain on sale of securities
	0.4	Total before tax
	(0.1)	Tax expense
	0.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	(b)
Net actuarial loss	(3.3)	(b)
	(1.7)	Total before tax
	0.4	Tax benefit
	(1.3)	Net of tax
Total reclassifications for the period	$(1.0)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

($ and shares in millions, except per share amounts)	Three months ended March 31
	2019	2018
Numerator:
Net income (loss) for basic earnings per common share	$49.4	$(2.1)
Denominator:
Weighted average shares for basic earnings (loss) per common share	43.3	42.6
Effect of dilutive share-based awards	0.6	—
Adjusted weighted average shares for diluted net earnings (loss) per common share	43.9	42.6

Basic net earnings (loss) per common share	$1.14	$(0.05)
Diluted net earnings (loss) per common share	$1.12	$(0.05)

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2019 and 2018:

(shares in millions)	Three months ended March 31
	2019	2018
Total number of antidilutive options and awards	—	0.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Segment Information
The Company changed its reportable segments from four to three effective January 1, 2019. The exit from the specialty insurance business resulted in the elimination of specialty insurance as a reportable segment as it no longer is material to the Company's results and is disclosed as "specialty run-off." The three remaining reportable segments are: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018
Revenue from external sources:
Insurance operations
Personal insurance	$181.5	$156.3
Commercial insurance	116.4	114.9
Specialty run-off	4.8	43.7
Total insurance operations	302.7	314.9
Investment operations
Net investment income	19.4	19.9
Net investment gain	44.9	(11.7)
Total investment operations	64.3	8.2
All other	0.6	0.6
Total revenue from external sources	367.6	323.7
Intersegment revenue	1.6	1.6
Total revenue	369.2	325.3
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.6)
Total consolidated revenues	$367.6	$323.7
Segment income before federal income tax:
Insurance operations SAP underwriting gain (loss)
Personal insurance	$4.2	$1.7
Commercial insurance	(5.9)	(8.3)
Specialty run-off	(1.4)	1.6
Total insurance operations	(3.1)	(5.0)
Investment operations
Net investment income	19.4	19.9
Net investment gain (loss)	44.9	(11.7)
Total investment operations	64.3	8.2
All other	0.1	0.1
Total segment income before reconciling items	61.3	3.3
Reconciling items:
GAAP expense adjustments	4.1	(4.0)
Interest expense on corporate debt	1.2	1.6
Corporate expenses	(5.0)	(4.2)
Total reconciling items	0.3	(6.6)
Total consolidated income (loss) before federal income tax expense	$61.6	$(3.3)

Investable assets attributable to the Company’s investment operations segment totaled $2,701.9 million and $2,658.7 million at March 31, 2019, and December 31, 2018, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2019 and December 31, 2018, and for the consolidated statements of income for the three month period ended March 31, 2019 and 2018. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2018 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2018 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
We have three reportable segments: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies. which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” in Item 1 of the 2018 Form 10-K for more information about our insurance segments. As previously disclosed, we stopped writing our specialty insurance business on a net basis in 2018. As a result, effective January 1, 2019, the specialty insurance business is no longer a reportable segment as it no longer is material to our results and is disclosed as "specialty run-off." Financial information about our reportable segments for 2019 is set forth in Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2019 and 2018:

($ millions, except per share amounts)	Three months ended March 31
	2019	2018
GAAP Basis:
Total revenues	$367.6	$323.7
Income (loss) before federal income taxes	$61.6	$(3.3)
Net income (loss)	$49.4	$(2.1)
Basic earnings (loss) per share	$1.14	$(0.05)
Diluted earnings (loss) per share	$1.12	$(0.05)
Stockholders’ equity	$895.3	$809.8
Return on average equity (LTM)	7.5%	(1.1)%
Book value per share	$20.67	$18.97
Debt to capital ratio	12.0%	13.1%
Cat loss and ALAE ratio	5.9%	3.1%
Non-cat loss and LAE ratio	58.3%	64.3%
Loss and LAE ratio	64.2%	67.4%
Expense ratio	35.5%	35.2%
Combined ratio	99.7%	102.6%
Premium written growth	4.7%	(4.8)%
Investment yield	2.9%	3.1%

SAP Basis:
Cat loss and ALAE ratio	5.9%	3.1%
Non-cat loss and ALAE ratio	52.1%	58.7%
ULAE ratio	6.3%	5.8%
Loss and LAE ratio	64.3%	67.6%
Expense ratio	36.4%	36.7%
Combined ratio	100.7%	104.3%

	Twelve months ended March 31
	2019	2018
Net premiums written to surplus	1.4	1.6
Our pre-tax income for the three months ended March 31, 2019 was $61.6 million, an increase of $64.9 million compared to the same 2018 period primarily driven by net investment gains of $44.9 million compared to a net investment loss of $11.7 million in 2018. In addition, the personal and commercial insurance segments' net underwriting results improved compared to the same 2018 period due primarily to new business growth, rate increases, and greater favorable development of prior accident year losses and loss adjustment expenses. Partially offsetting these improvements were weather events classified as catastrophes, which in 2019 were more severe than those experienced in 2018.

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2018 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators for our insurance segments for the three months ended March 31, 2019 and 2018:

SAP Insurance Segment Results
($ in millions)
(unaudited)
Three months ended March 31, 2019	Personal & Commercial	Specialty run-off	Total

Net written premiums	$305.6	$0.4	$306.0
Net earned premiums	297.9	4.8	302.7
Losses and LAE incurred:
Cat loss and ALAE	17.2	0.5	17.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(22.2)	1.3	(20.9)
Current accident year non-cat loss and ALAE	174.7	4.0	178.7
Total non-cat loss and ALAE	152.5	5.3	157.8
Total Loss and ALAE	169.7	5.8	175.5
ULAE	19.5	(0.4)	19.1
Total Loss and LAE	189.2	5.4	194.6
Underwriting expenses	110.4	0.8	111.2
Net underwriting loss	$(1.7)	$(1.4)	$(3.1)

Cat loss and ALAE ratio	5.8%	N/M(1)	5.9%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.4)%	N/M	(6.9)%
Current accident year non-cat loss and ALAE ratio	58.6%	N/M	59.0%
Total non-cat loss and ALAE ratio	51.2%	N/M	52.1%
Total Loss and ALAE ratio	57.0%	N/M	58.0%
ULAE ratio	6.6%	N/M	6.3%
Total Loss and LAE ratio	63.6%	N/M	64.3%
Expense ratio	36.1%	N/M	36.4%
Combined ratio	99.7%	N/M	100.7%

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended March 31, 2018	Personal & Commercial	Specialty run-off	Total

Net written premiums	$279.8	$12.4	$292.2
Net earned premiums	271.2	43.7	314.9
Losses and LAE incurred:
Cat loss and ALAE	9.8	—	9.8
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(16.3)	0.3	(16.0)
Current accident year non-cat loss and ALAE	170.7	30.0	200.7
Total non-cat loss and ALAE	154.4	30.3	184.7
Total Loss and ALAE	164.2	30.3	194.5
ULAE	16.2	2.2	18.4
Total Loss and LAE	180.4	32.5	212.9
Underwriting expenses	97.4	9.6	107.0
Net underwriting (loss) gain	$(6.6)	$1.6	$(5.0)

Cat loss and ALAE ratio	3.7%	(0.1)%	3.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.0)%	0.7%	(5.1)%
Current accident year non-cat loss and ALAE ratio	62.9%	68.7%	63.8%
Total non-cat loss and ALAE ratio	56.9%	69.4%	58.7%
Total Loss and ALAE ratio	60.6%	69.3%	61.8%
ULAE ratio	5.9%	5.0%	5.8%
Total Loss and LAE ratio	66.5%	74.3%	67.6%
Expense ratio	34.9%	77.2%	36.7%
Combined ratio	101.4%	151.5%	104.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line for our personal insurance segment for the three months ended March 31, 2019 and 2018:
Table 1

($ in millions)
Three months ended March 31, 2019	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$107.7	$64.4	$8.4	$180.5
Net earned premiums	105.4	68.7	7.4	181.5
Losses and LAE incurred:
Cat loss and ALAE	0.9	12.4	0.7	14.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(6.8)	0.6	(0.7)	(6.9)
Current accident year non-cat loss and ALAE	65.8	29.9	4.4	100.1
Total non-cat loss and ALAE	59.0	30.5	3.7	93.2
Total Loss and ALAE	59.9	42.9	4.4	107.2
ULAE	7.2	5.2	0.3	12.7
Total Loss and LAE	67.1	48.1	4.7	119.9
Underwriting expenses	32.7	21.8	2.9	57.4
Net underwriting gain (loss)	$5.6	$(1.2)	$(0.2)	$4.2

Cat loss and ALAE ratio	0.8%	18.1%	9.6%	7.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.5)%	0.9%	(8.9)%	(3.8)%
Current accident year non-cat loss and ALAE ratio	62.4%	43.6%	58.6%	55.2%
Total non-cat loss and ALAE ratio	55.9%	44.5%	49.7%	51.4%
Total Loss and ALAE ratio	56.7%	62.6%	59.3%	59.1%
ULAE ratio	6.8%	7.5%	4.1%	7.0%
Total Loss and LAE ratio	63.5%	70.1%	63.4%	66.1%
Expense ratio	30.4%	33.7%	34.6%	31.8%
Combined ratio	93.9%	103.8%	98.0%	97.9%

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

The personal insurance segment's net written premiums for the three months ended March 31, 2019 increased 11.6% compared to the same 2018 period (Tables 1 - 2), primarily driven by rate increases in personal auto and new business growth in homeowners. The new business growth resulted in higher levels of policies in force for homeowners for the three months ended March 31, 2019 compared to the same 2018 period. Partially offsetting the increase in new business was a decline in retention for personal auto and homeowners. As our prior aggressive rate actions renew into our personal auto book, they continue to put pressure on our personal auto and homeowners retention. Over the last nine months, we have taken moderate rate actions in personal auto and we expect that trend to continue throughout 2019. These more moderate rate actions will begin to reduce the rate pressure on our personal auto retention from prior aggressive rate actions that have now mostly renewed into our personal auto book of business.
The personal insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2019 increased 4.3 points when compared to the same 2018 period, with most of the catastrophe losses impacting homeowners. While the number of catastrophe events was flat compared to 2018, the 2019 events were more severe. During the quarter, catastrophe events were widespread, primarily impacting Texas and the Midwest. Three wind and hail storms in March contributed approximately 75% of the quarterly catastrophe losses.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 6.6 points compared to the same 2018 period (Tables 1 - 2).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 11.4 points compared to the same 2018 period (Tables 1 - 2), primarily due to (i) cumulative rate and underwriting actions, as well as improved claim handling efficiency, and (ii) greater favorable development of prior accident year losses. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity for bodily injury claims from the 2018 accident year. The 2018 prior accident year favorable development was also primarily attributable to lower than anticipated severity for bodily injury claims from the 2016 and 2017 accident years.
The homeowners SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 increased 0.3 points compared to the same 2018 period. In the first quarter of 2019 prior accident year losses were essentially unchanged in the period, while in the same 2018 period prior accident year losses developed favorably, driven by lower than anticipated severity from accident years 2015-2017.
The other personal SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019, increased 4.0 points compared to the same 2018 period driven by an increase in fire losses in the current accident year. Partially offsetting the increase in the first quarter 2019 non-catastrophe loss and ALAE ratio was favorable development of prior accident year losses driven by favorable emergence of casualty coverages.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line for our commercial insurance segment for the three months ended March 31, 2019 and 2018:
Table 3

($ in millions)
Three months ended March 31, 2019	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$24.0	$30.5	$34.2	$19.5	$12.4	$4.5	$125.1
Net earned premiums	19.7	29.6	30.7	20.5	11.8	4.1	116.4
Losses and LAE incurred:
Cat loss and ALAE	0.1	1.5	1.3	—	0.3	—	3.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.5)	(4.8)	(3.1)	(4.5)	(0.4)	(1.0)	(15.3)
Current accident year non-cat loss and ALAE	11.9	15.9	26.0	13.6	5.1	2.1	74.6
Total non-cat loss and ALAE	10.4	11.1	22.9	9.1	4.7	1.1	59.3
Total Loss and ALAE	10.5	12.6	24.2	9.1	5.0	1.1	62.5
ULAE	1.3	1.8	1.3	1.6	0.6	0.2	6.8
Total Loss and LAE	11.8	14.4	25.5	10.7	5.6	1.3	69.3
Underwriting expenses	10.7	12.5	14.2	7.4	6.2	2.0	53.0
Net underwriting (loss) gain	$(2.8)	$2.7	$(9.0)	$2.4	$—	$0.8	$(5.9)

Cat loss and ALAE ratio	0.4%	5.1%	4.3%	—%	2.2%	—%	2.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.3)%	(16.2)%	(10.2)%	(22.0)%	(3.7)%	(23.5)%	(13.1)%
Current accident year non-cat loss and ALAE ratio	60.2%	53.8%	84.7%	66.4%	43.0%	52.6%	64.1%
Total non-cat loss and ALAE ratio	52.9%	37.6%	74.5%	44.4%	39.3%	29.1%	51.0%
Total Loss and ALAE ratio	53.3%	42.7%	78.8%	44.4%	41.5%	29.1%	53.7%
ULAE ratio	6.6%	6.1%	4.2%	8.1%	5.0%	4.4%	5.9%
Total Loss and LAE ratio	59.9%	48.8%	83.0%	52.5%	46.5%	33.5%	59.6%
Expense ratio	44.8%	41.0%	41.5%	37.9%	50.0%	44.6%	42.4%
Combined ratio	104.7%	89.8%	124.5%	90.4%	96.5%	78.1%	102.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Three months ended March 31, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$18.6	$30.4	$29.1	$24.4	$11.5	$4.1	$118.1
Net earned premiums	18.4	30.4	28.6	22.8	11.0	3.7	114.9
Losses and LAE incurred:
Cat loss and ALAE	—	3.2	1.5	—	(0.1)	—	4.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(3.5)	(0.5)	(2.5)	(2.3)	0.3	(1.2)	(9.7)
Current accident year non-cat loss and ALAE	12.4	18.2	21.5	15.1	4.2	2.0	73.4
Total non-cat loss and ALAE	8.9	17.7	19.0	12.8	4.5	0.8	63.7
Total Loss and ALAE	8.9	20.9	20.5	12.8	4.4	0.8	68.3
ULAE	1.2	1.3	1.5	2.3	0.3	0.3	6.9
Total Loss and LAE	10.1	22.2	22.0	15.1	4.7	1.1	75.2
Underwriting expenses	8.1	13.8	11.3	8.0	4.8	2.0	48.0
Net underwriting gain (loss)	$0.2	$(5.6)	$(4.7)	$(0.3)	$1.5	$0.6	$(8.3)

Cat loss and ALAE ratio	—%	10.7%	5.1%	—%	(0.5)%	(0.2)%	4.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(18.9)%	(1.5)%	(8.8)%	(10.0)%	2.9%	(33.8)%	(8.4)%
Current accident year non-cat loss and ALAE ratio	67.2%	59.4%	75.7%	66.2%	37.4%	55.7%	63.7%
Total non-cat loss and ALAE ratio	48.3%	57.9%	66.9%	56.2%	40.3%	21.9%	55.3%
Total Loss and ALAE ratio	48.3%	68.6%	72.0%	56.2%	39.8%	21.7%	59.4%
ULAE ratio	6.3%	4.2%	5.3%	9.8%	3.0%	8.0%	6.0%
Total Loss and LAE ratio	54.6%	72.8%	77.3%	66.0%	42.8%	29.7%	65.4%
Expense ratio	43.8%	45.4%	39.0%	33.1%	41.7%	47.2%	40.7%
Combined ratio	98.4%	118.2%	116.3%	99.1%	84.5%	76.9%	106.1%

The commercial insurance segment's net written premiums for the three months ended March 31, 2019, increased 5.9% compared to the same 2018 period (Tables 3 - 4) due to new business growth in commercial auto and middle market commercial. Partially offsetting these improvements was a decrease in net written premiums in workers’ compensation due to continued intense competition in this market.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 1.4 points compared to the same 2018 period (Tables 3 - 4), primarily driven by less severe events in the current period.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 4.3 points compared to the same 2018 period (Tables 3 - 4).
The commercial auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 increased 4.6 points compared to the same 2018 period, driven by less favorable development of prior accident year losses. The first quarter 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2017 accident year. The first quarter 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 accident year.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 20.3 points compared to the same 2018 period, primarily driven by (i) greater favorable development of prior accident year losses primarily bodily injury claims from the 2015, 2017, and 2018 accident years, and (ii) a lower level of current accident year property losses when compared to 2018, which was impacted by weather-related claims and large fire losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The middle market commercial SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 increased 7.6 points compared to the same 2018 period, primarily driven by an elevated level of large fire losses.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2019 improved 11.8 points compared to the same 2018 period, primarily driven by greater favorable development of prior year accident year losses. The first quarter 2019 prior accident year favorable development was primarily from accident years 2016 and prior. The first quarter 2018 prior accident year favorable development was primarily from the 2015 and 2012 accident years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018	$ Change
	(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(6.8)	$(4.0)	$(2.8)
Homeowners	0.6	(2.8)	3.4
Other Personal	(0.7)	0.2	(0.9)
Total Personal Insurance Segment	(6.9)	(6.6)	(0.3)

Commercial Insurance Segment:
Commercial Auto	(1.5)	(3.5)	2.0
Small Commercial Package	(4.8)	(0.5)	(4.3)
Middle Market Commercial	(3.1)	(2.5)	(0.6)
Workers' Compensation	(4.5)	(2.3)	(2.2)
Farm & Ranch	(0.4)	0.3	(0.7)
Other Commercial	(1.0)	(1.2)	0.2
Total Commercial Insurance Segment	(15.3)	(9.7)	(5.6)

Specialty run-off	1.3	0.3	1.0
Cat Loss and ALAE	(0.8)	(0.6)	(0.2)
ULAE	0.3	(3.8)	4.1
Total	$(21.4)	$(20.4)	$(1.0)

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at March 31, 2019 and December 31, 2018:

($ millions)	March 31, 2019	December 31, 2018	$ Change
Personal Insurance Segment:
Personal Auto	$161.1	$173.2	$(12.1)
Homeowners	66.9	53.2	13.7
Other Personal	14.4	14.1	0.3
Total Personal Insurance Segment	242.4	240.5	1.9
Commercial Insurance Segment:
Commercial Auto	74.0	78.9	(4.9)
Small Commercial Package	117.5	120.0	(2.5)
Middle Market Commercial	154.9	147.2	7.7
Workers’ Compensation	195.2	195.4	(0.2)
Farm & Ranch	14.7	12.9	1.8
Other Commercial	27.9	27.5	0.4
Total Commercial Insurance Segment	584.2	581.9	2.3
Specialty run-off:
E&S Property	31.1	33.1	(2.0)
E&S Casualty	178.3	186.8	(8.5)
Programs	88.3	99.0	(10.7)
Total Specialty run-off	297.7	318.9	(21.2)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,124.3	$1,141.3	$(17.0)

Losses and loss expenses payable decreased $17.0 million since December 31, 2018 primarily due to a decrease in the run-off of specialty business, partially offset by a higher level of catastrophe losses and large fire losses discussed above.
We conduct quarterly reviews of loss development and make judgments in determining the reserves for losses and loss expenses. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe development, late reported claims, and other reasonableness tests.
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2018 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three months ended March 31, 2019 were $107.6 million compared to $110.8 million for the same 2018 period. The decrease was driven by a shift in the mix of business as a result of the exit of the specialty business, partially offset by increases in estimated variable compensation and report ordering costs.
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
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2018 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2019 and December 31, 2018:

($ millions)	March 31, 2019	% of Total	December 31, 2018	% of Total
Cash and cash equivalents	$72.3	2.7	$59.8	2.2
Fixed maturities, at fair value:
Fixed maturities	1,989.6	73.6	2,017.1	75.9
Treasury inflation-protected securities	147.0	5.4	142.4	5.4
Total fixed maturities	2,136.6	79.0	2,159.5	81.3
Notes receivable from affiliate (a)	70.0	2.6	70.0	2.6
Equity securities:
Large-cap securities	88.9	3.3	77.2	2.9
Mutual and exchange traded funds	275.0	10.2	237.8	8.9
Total equity securities	363.9	13.5	315.0	11.8
Other invested assets:
International funds	41.2	1.5	38.5	1.5
Other invested assets	12.3	0.5	10.3	0.4
Total other invested assets	53.5	2.0	48.8	1.9
Other invested assets, at cost	5.6	0.2	5.6	0.2
Total portfolio	$2,701.9	100.0	$2,658.7	100.0

(a)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2019:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$101.5	$101.5
Due after 1 year through 5 years	631.8	629.4
Due after 5 years through 10 years	208.5	214.4
Due after 10 years	431.4	444.4
U.S. government agencies mortgage-backed securities	757.7	746.9
Total	$2,130.9	$2,136.6

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.04 and 4.23 as of March 31, 2019, and December 31, 2018, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2019 and 2018:

($ millions)	Three months ended March 31
	2019	2018
Gross investment income:
Fixed maturities	$15.1	$16.1
Equity securities	2.8	2.5
Other	1.7	1.7
Total gross investment income	19.6	20.3
Less: Investment expenses	0.2	0.4
Net investment income	$19.4	$19.9

Average invested assets (at cost)	$2,675.5	$2,603.2
Annualized investment yield	2.9%	3.1%
Annualized investment yield, after tax	2.4%	2.5%
Net investment income, after tax	$16.0	$16.4
Effective tax rate	17.4%	17.5%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three months ended March 31, 2019 and 2018:

($ in millions)	Three months ended March 31
	2019		2018
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.1	$65.6	$0.4	$15.3
Equity securities	0.3	2.7	3.3	62.7
Other invested assets	—	—	0.1	0.3
Total realized gains	0.4	68.3	3.8	78.3
Realized losses:
Equity securities:
Sales	(2.2)	10.0	(0.2)	2.4
Other invested assets	—	0.3	—	—
Total realized losses	(2.2)	10.3	(0.2)	2.4
Net realized (losses) gains on investments	$(1.8)	$78.6	$3.6	$80.7

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2018 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2019, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2019:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$399.9	$6.7	19	$(5.0)	31	$401.6
Obligations of states and political subdivisions	458.1	14.0	94	(0.1)	7	472.0
Corporate securities	515.2	4.2	40	(3.3)	33	516.1
U.S. government agencies mortgage-backed securities	757.7	4.9	41	(15.7)	76	746.9
Total available-for-sale fixed maturities	$2,130.9	$29.8	194	$(24.1)	147	$2,136.6

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at March 31, 2019, and December 31, 2018, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2019:

($ millions)	March 31, 2019	December 31, 2018	$ Change
Available-for-sale investments:
Unrealized holding gains (losses):
Fixed maturities	$5.7	$(28.7)	$34.4
Net deferred federal income tax (benefit) liability	(1.2)	6.0	(7.2)
Unrealized gains (losses), net of tax	$4.5	$(22.7)	$27.2

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2019, and December 31, 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2019 and 2018, respectively.

($ millions)	Three months ended March 31
	2019	2018
Income (loss) before federal income taxes	$61.6	$(3.3)
Federal income tax expense (benefit):
Current	(0.4)	(1.0)
Deferred	12.6	(0.2)
Total federal income tax expense (benefit)	12.2	(1.2)
Net income (loss)	$49.4	$(2.1)

The effective tax rate for the three months ended March 31, 2019, was 19.9% compared to 36.1% for the same 2018 period.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2019.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2019, and December 31, 2018, we had $72.3 million and $59.8 million, respectively, in cash and cash equivalents, and $2,554.0 million and $2,523.3 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.1 million and $8.9 million of securities on deposit with insurance regulators as required by law at March 31, 2019, and December 31, 2018; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
In May 2009, we entered into two separate credit agreements with State Auto Mutual pursuant to which we loaned State Auto Mutual a total of $70.0 million. Interest is payable semi-annually at a fixed annual interest rate of 7.00%, with the principal payable in May 2019. We intend to refinance these agreements on or before the due date.
Cash used in operating activities was $30.4 million compared to $10.7 million for the three months ended March 31, 2019, and 2018, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by investing activities was $46.8 million and cash used in investing activities was $24.8 million for the three months ended March 31, 2019, and 2018, respectively. The change was primarily driven by increases in the proceeds from the sales and maturities of fixed maturities.
Cash used in financing activities was $3.9 million and cash provided by financing activities was $4.9 million for the three months ended March 31, 2019, and 2018 respectively. The increase was primarily driven by a decrease in stock option exercises in the first three months of 2019 compared to the same 2018 period.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC was renewed for one year on April 3, 2019. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of March 31, 2019, no advances had been made under the OLC.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2019, and 2018 were 6.83% and 6.21%, respectively.
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
Oil & Gas Quota Share
Effective March 1, 2018, the State Auto Group entered into a quota share agreement ("Oil & Gas Quota Share") covering its gas & propane distribution book of business. The Oil & Gas Quota Share expired February 28, 2019 on a run-off basis.
The rates for all of our treaty reinsurance agreements are negotiated annually.
Regulatory Considerations
At March 31, 2019, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance became effective January 1, 2019 and did not have a material impact on our results of operations, consolidated financial position or cash flows. As permitted by the guidance, we elected the practical expedients contained in ASC 842-10-65-1(f) and therefore did not reassess the lease classification of our existing leases.
CREDIT AND FINANCIAL STRENGTH RATINGS
On June 12, 2018, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2018 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2018 Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2018 Form 10-K under Part I, Item 1A – Risk Factors.
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

State Auto Financial Corporation

Date: May 3, 2019	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)