Form 10-Q
period 2019-06-30
State Auto Financial CORP
filed 2019-08-02
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-19289
STATE AUTO FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio			31-1324304
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

518 East Broad Street	Columbus	Ohio	43215-3976
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (614) 464-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares, without par value	STFC	The NASDAQ Global Select Market
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
Yes  ☐    No   ☒
On July 26, 2019, the Registrant had 43,542,334 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2019

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2019	December 31, 2018
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,119.0 and $2,188.2, respectively)	$2,157.9	$2,159.5
Equity securities	374.9	315.0
Other invested assets	55.0	48.8
Other invested assets, at cost	6.5	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,664.3	2,598.9
Cash and cash equivalents	44.8	59.8
Accrued investment income and other assets	30.7	32.4
Deferred policy acquisition costs (affiliated net assumed $55.4 and $48.3, respectively)	109.1	101.9
Reinsurance recoverable on losses and loss expenses payable	8.4	5.5
Prepaid reinsurance premiums	7.1	6.6
Due from affiliate	34.2	—
Current federal income taxes	6.3	5.9
Net deferred federal income taxes	52.1	77.8
Property and equipment, at cost	4.2	7.1
Total assets	$2,961.2	$2,895.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $563.4 and $593.6, respectively)	$1,135.2	$1,146.8
Unearned premiums (affiliated net assumed $104.7 and $112.4, respectively)	621.6	584.2
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.0
Pension and postretirement benefits	71.5	83.0
Due to affiliate	—	22.4
Other liabilities (affiliated net assumed $11.8 and $19.9, respectively)	94.7	119.0
Total liabilities	2,045.0	2,077.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.3 and 50.0 shares issued, respectively, at stated value of $2.50 per share	125.7	125.0
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(117.5)	(117.0)
Additional paid-in capital	202.5	194.2
Accumulated other comprehensive loss	(41.7)	(96.4)
Retained earnings	747.2	712.7
Total stockholders’ equity	916.2	818.5
Total liabilities and stockholders’ equity	$2,961.2	$2,895.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2019	2018
Earned premiums (affiliated net assumed $53.1 and $81.2, respectively)	$307.7	$307.5
Net investment income (affiliates $0.4 and $1.2, respectively)	21.7	21.5
Net investment gain	10.3	12.1
Other income from affiliates	0.4	0.6
Total revenues	340.1	341.7

Losses and loss expenses (affiliated net assumed $50.0 and $37.0, respectively)	234.9	217.8
Acquisition and operating expenses (affiliated net assumed $12.7 and $35.7, respectively)	107.9	111.3
Interest expense (affiliates $0.3 and $0.3, respectively)	1.3	1.7
Other expenses	3.6	3.2
Total expenses	347.7	334.0
(Loss) income before federal income taxes	(7.6)	7.7
Federal income tax (benefit) expense:
Current	—	—
Deferred	(1.4)	1.7
Total federal income tax (benefit) expense	(1.4)	1.7
Net (loss) income	$(6.2)	$6.0
(Loss) earnings per common share:
Basic	$(0.14)	$0.14
Diluted	$(0.14)	$0.14
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2019	2018
Earned premiums (affiliated net assumed $112.8 and $179.2, respectively)	$610.4	$622.4
Net investment income (affiliates $1.6 and $2.4, respectively)	41.1	41.4
Net investment gain	55.2	0.4
Other income from affiliates	1.0	1.2
Total revenues	707.7	665.4

Losses and loss expenses (affiliated net assumed $100.9 and $93.2, respectively)	429.2	430.1
Acquisition and operating expenses (affiliated net assumed $36.9 and $79.1, respectively)	215.5	222.1
Interest paid (affiliates $0.5 and $0.5, respectively)	2.5	3.3
Other expenses	6.5	5.5
Total expenses	653.7	661.0
Income before federal income taxes	54.0	4.4
Federal income tax expense (benefit):
Current	(0.4)	(1.0)
Deferred	11.2	1.5
Total federal income tax expense	10.8	0.5
Net income	$43.2	$3.9
Earnings per common share:
Basic	$1.00	$0.09
Diluted	$1.00	$0.09
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2019	2018
Net (loss) income	$(6.2)	$6.0
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on fixed available-for-sale investments:
Unrealized holding gain (loss)	34.7	(10.2)
Reclassification adjustments for gains realized in net income	(1.5)	(1.3)
Income tax (expense) benefit	(7.0)	2.4
Total net unrealized holding gain (loss) on available-for-sale investments	26.2	(9.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	2.4	3.3
Income tax expense	(0.1)	(0.3)
Total net unrecognized benefit plan obligations	0.7	1.4
Other comprehensive income (loss)	26.9	(7.7)
Comprehensive income (loss)	$20.7	$(1.7)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2019	2018
Net income	$43.2	$3.9
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on fixed available-for-sale investments:
Unrealized holding gain (loss)	69.2	(46.9)
Reclassification adjustments for gains realized in net income	(1.6)	(1.7)
Income tax (expense) benefit	(14.2)	10.2
Total net unrealized holding gain (loss) on available-for-sale investments	53.4	(38.4)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(3.2)	(3.2)
Net actuarial loss	4.8	6.6
Income tax expense	(0.3)	(0.7)
Total net unrecognized benefit plan obligations	1.3	2.7
Other comprehensive income (loss)	54.7	(35.7)
Comprehensive income (loss)	$97.9	$(31.8)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended June 30
	2019	2018
Common shares:
Balance at beginning of period	50.1	49.5
Issuance of shares	0.2	0.2
Balance at June 30	50.3	49.7
Treasury shares:
Balance at beginning of period	(6.8)	(6.8)
Balance at June 30	(6.8)	(6.8)
Common stock:
Balance at beginning of period	$125.3	$123.8
Issuance of shares	0.4	0.3
Balance at June 30	$125.7	$124.1
Treasury stock:
Balance at beginning of period	$(117.5)	$(116.9)
Balance at June 30	$(117.5)	$(116.9)
Additional paid-in capital:
Balance at beginning of period	$198.4	$180.3
Issuance of common stock	2.6	1.9
Stock awards granted	1.5	2.6
Balance at June 30	$202.5	$184.8
Accumulated other comprehensive loss:
Balance at beginning of period	$(68.6)	$(88.1)
Change in unrealized holding gain (loss) on investments, net of tax	26.2	(9.1)
Change in unrecognized benefit plan obligations, net of tax	0.7	1.4
Balance at June 30	$(41.7)	$(95.8)
Retained earnings:
Balance at beginning of period	$757.7	$710.7
Net (loss) income	(6.2)	6.0
Dividends declared (affiliates $2.6 and $2.6, respectively)	$(4.3)	$(4.4)
Balance at June 30	747.2	712.3
Total stockholders’ equity at June 30	$916.2	$808.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Six months ended June 30
	2019	2018
Common shares:
Balance at beginning of year	50.0	49.2
Issuance of shares	0.3	0.5
Balance at June 30	50.3	49.7
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)
Balance at June 30	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$125.0	$123.0
Issuance of shares	0.7	1.1
Balance at June 30	$125.7	$124.1
Treasury stock:
Balance at beginning of year	$(117.0)	$(116.8)
Shares acquired on stock award exercises and vested restricted shares	(0.5)	(0.1)
Balance at June 30	$(117.5)	$(116.9)
Additional paid-in capital:
Balance at beginning of year	$194.2	$171.8
Issuance of common stock	3.3	8.1
Stock awards granted	5.0	4.9
Balance at June 30	$202.5	$184.8
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(96.4)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	(63.9)
Change in unrealized holding gain (loss) on investments, net of tax	53.4	(38.4)
Change in unrecognized benefit plan obligations, net of tax	1.3	2.7
Balance at June 30	$(41.7)	$(95.8)
Retained earnings:
Balance at beginning of year	$712.7	$653.2
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	63.9
Net income	43.2	3.9
Dividends declared (affiliates $5.2 and $5.2, respectively)	$(8.7)	$(8.7)
Balance at June 30	747.2	712.3
Total stockholders’ equity at June 30	$916.2	$808.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2019	2018
Cash flows from operating activities:
Net income	$43.2	$3.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	3.8	4.6
Share-based compensation	4.4	4.8
Net investment gain	(55.2)	(0.4)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(7.2)	5.7
Accrued investment income and other assets	1.8	(2.2)
Postretirement and pension benefits	(11.3)	(8.3)
Other liabilities and due to/from affiliates, net	(79.1)	14.5
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(3.4)	(2.5)
Losses and loss expenses payable	(11.6)	(21.1)
Unearned premiums	37.4	(21.7)
Deferred tax (benefit) expense on share-based awards	(0.6)	0.2
Federal income taxes	11.4	0.3
Net cash used in operating activities	(66.4)	(22.2)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(334.8)	(207.9)
Purchases of equity securities	(30.4)	(78.4)
Purchases of other invested assets	(2.6)	(0.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	203.2	110.2
Sales of fixed maturities available-for-sale	198.7	60.9
Sales of equity securities	20.3	81.8
Sales of other invested assets	0.6	0.7
Net disposals of property and equipment	1.6	—
Net cash provided by (used in) investing activities	56.6	(33.6)
Cash flows from financing activities:
Proceeds from issuance of common stock	4.0	14.3
Payments to acquire treasury stock	(0.5)	(0.1)
Payment of dividends	(8.7)	(8.7)
Payment of prepayment fee	—	(0.4)
Net cash (used in) provided by financing activities	(5.2)	5.1
Net decrease in cash and cash equivalents	(15.0)	(50.7)
Cash and cash equivalents at beginning of period	59.8	91.5
Cash and cash equivalents at end of period	$44.8	$40.8
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.5, respectively)	$2.3	$3.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2018 Form 10-K.
Revisions of Previously Issued Financial Statements
Revisions to certain line items in the consolidated statements of comprehensive income and consolidated statements of cash flows for the three and six months ended June 30, 2018, were affected by revisions of previously issued financial statements.  All such changes to the consolidated statements of cash flows were included within cash flows from operating activities and all related changes in the consolidated statements of comprehensive income were isolated to unrecognized benefit plan obligations.  The basis of these revisions were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" included in our most recent Annual Report disclosures on Form 10-K for the year ended December 31, 2018.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at June 30, 2019 and December 31, 2018:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$462.6	$8.9	$(2.0)	$469.5
Obligations of states and political subdivisions	422.5	18.7	—	441.2
Corporate securities	511.2	9.6	(0.9)	519.9
U.S. government agencies mortgage-backed securities	722.7	11.0	(6.4)	727.3
Total available-for-sale fixed maturities	$2,119.0	$48.2	$(9.3)	$2,157.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$3.2	$(9.2)	$432.4
Obligations of states and political subdivisions	408.2	7.3	(0.9)	414.6
Corporate securities	551.7	0.6	(11.7)	540.6
U.S. government agencies mortgage-backed securities	789.9	3.3	(21.3)	771.9
Total available-for-sale fixed maturities	$2,188.2	$14.4	$(43.1)	$2,159.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.6	$—	3	$208.2	$(2.0)	24	$217.8	$(2.0)	27
Obligations of states and political subdivisions	—	—	—	19.5	—	3	19.5	—	3
Corporate securities	—	—	—	73.3	$(0.9)	11	73.3	$(0.9)	11
U.S. government agencies mortgage-backed securities	68.6	(0.3)	6	291.9	(6.1)	48	360.5	(6.4)	54
Total temporarily impaired securities	$78.2	$(0.3)	9	$592.9	$(9.0)	86	$671.1	$(9.3)	95

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$83.1	$(1.8)	7	$259.6	$(7.4)	35	$342.7	$(9.2)	42
Obligations of states and political subdivisions	63.6	(0.5)	7	39.6	(0.4)	8	103.2	(0.9)	15
Corporate securities	244.0	(3.0)	31	189.5	(8.7)	30	433.5	(11.7)	61
U.S. government agencies mortgage-backed securities	169.5	(2.8)	18	385.5	(18.5)	70	555.0	(21.3)	88
Total fixed maturities	$560.2	$(8.1)	63	$874.2	$(35.0)	143	$1,434.4	$(43.1)	206

The Company reviewed its investments at June 30, 2019, and determined that no other-than-temporary impairment ("OTTI") existed in the gross unrealized holding losses.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2019:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$92.0	$92.8
Due after 1 year through 5 years	597.9	602.6
Due after 5 years through 10 years	254.4	263.7
Due after 10 years	452.0	471.5
U.S. government agencies mortgage-backed securities	722.7	727.3
Total	$2,119.0	$2,157.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2019, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loans (as defined in Note 3). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At June 30, 2019, State Auto P&C had fixed maturities with fair values of approximately $22.5 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.2 million and $8.9 million were on deposit with insurance regulators as required by law at June 30, 2019, and December 31, 2018, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Fixed maturities	$17.3	$16.9	$32.4	$33.0
Equity securities	3.1	3.1	5.9	5.6
Cash and cash equivalents, and other	1.4	1.8	3.1	3.5
Investment income	21.8	21.8	41.4	42.1
Investment expenses	0.1	0.3	0.3	0.7
Net investment income	$21.7	$21.5	$41.1	$41.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $219.6 million and $143.4 million for the six months ended June 30, 2019, and 2018, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Realized gains on sales of securities:
Fixed maturities	$1.5	$1.3	$1.6	$1.7
Equity securities	1.2	1.7	1.5	5.0
Other invested assets	—	—	—	0.1
Total realized gains	2.7	3.0	3.1	6.8
Realized losses on sales of securities:
Equity securities	—	(0.4)	(2.2)	(0.6)
Total realized losses	—	(0.4)	(2.2)	(0.6)
Net realized gain on investments	$2.7	$2.6	$0.9	$6.2

Net unrealized gain (loss) on investments(1)
Equity securities	6.4	$10.9	$50.5	$(3.7)
Other invested assets	1.2	(1.4)	5.1	(2.1)
Net unrealized gain (loss) on investments	7.6	9.5	55.6	(5.8)
Other net realized loss	$—	$—	$(1.3)	$—
Net gain on investments	$10.3	$12.1	$55.2	$0.4

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$33.2	$(11.5)	$67.6	$(48.6)
Deferred federal income tax (liability) benefit	(7.0)	2.4	(14.2)	10.2
Change in net unrealized holding gains (losses), net of tax	$26.2	$(9.1)	$53.4	$(38.4)

(1)Unrealized holding gains (losses) recognized during the period on securities still held at the reporting date

3. Fair Value of Financial Instruments
Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.

•
Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At June 30, 2019, and December 31, 2018, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Fixed Maturities
The Company utilizes a nationally recognized third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. The Company regularly selects a sample of security prices which are compared to one or more alternative pricing sources for reasonableness. Any significant discrepancies with the pricing are returned to the pricing service for further explanation and, if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for a security discussed below), and U.S. government agencies' mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.
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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $41.9 million and $38.5 million at June 30, 2019, and December 31, 2018, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2019 and December 31, 2018:

($ millions)	Total	Level 1	Level 2
June 30, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$469.5	$—	$469.5
Obligations of states and political subdivisions	441.2	—	441.2
Corporate securities	519.9	—	519.9
U.S. government agencies mortgage-backed securities	727.3	—	727.3
Total available-for-sale fixed maturities	2,157.9	—	2,157.9
Equity securities:
Large-cap securities	88.3	88.3	—
Mutual and exchange traded funds	286.6	286.6	—
Total equity securities	374.9	374.9	—
Other invested assets	13.1	13.1	—
Total investments	$2,545.9	$388.0	$2,157.9

($ millions)	Total	Level 1	Level 2
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$432.4	$—	$432.4
Obligations of states and political subdivisions	414.6	—	414.6
Corporate securities	540.6	—	540.6
U.S. government agencies mortgage-backed securities	771.9	—	771.9
Total fixed maturities	2,159.5	—	2,159.5
Equity securities:
Large-cap securities	77.2	77.2	—
Mutual and exchange traded funds	237.8	237.8	—
Total equity securities	315.0	315.0	—
Other invested assets	10.3	10.3	—
Total available-for-sale investments	$2,484.8	$325.3	$2,159.5

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2019, was $6.0 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Receivable from Affiliate
In May 2009, the Company entered into two separate credit agreements with State Automobile Mutual Insurance Company (“State Auto Mutual") pursuant to which it loaned State Auto Mutual a total of $70.0 million at an interest rate of 7.00%. In May 2019, the Company refinanced the two credit agreements with State Auto Mutual at an interest rate of 4.05%,with principal payable in May 2029. The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Consequently this has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	June 30, 2019			December 31, 2018
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, May 2009	$—	$—	—%	$70.0	$71.1	7.00%
Notes receivable from affiliate, May 2019	$70.0	$74.2	4.05%	$—	$—	—%

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

($ millions, except interest rates)	June 30, 2019			December 31, 2018
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.3	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	96.5	3.96%	85.3	89.0	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.72%	15.2	15.2	6.94%
Total notes payable	$122.0	$133.0		$122.0	$125.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the six months ended June 30, 2019 and 2018:

($ millions)	2019	2018
Losses and loss expenses payable, at beginning of period	$1,146.8	$1,255.6
Less: reinsurance recoverable on losses and loss expenses payable	5.5	3.1
Net balance at beginning of period	1,141.3	1,252.5
Incurred related to:
Current year	466.8	468.4
Prior years	(37.6)	(38.3)
Total incurred	429.2	430.1
Paid related to:
Current year	198.6	176.4
Prior years	245.1	276.8
Total paid	443.7	453.2
Net balance at end of period	1,126.8	1,229.4
Plus: reinsurance recoverable on losses and loss expenses payable	8.4	5.1
Losses and loss expenses payable, at end of period	$1,135.2	$1,234.5

The Company recorded favorable development related to prior years’ loss and loss expense reserves for the six months ended June 30, 2019, of $37.6 million compared to favorable development of $38.3 million for the same 2018 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the six months ended June 30, 2019 was $38.0 million. In the personal insurance segment, personal auto contributed $9.8 million of favorable development, primarily attributable to the 2017 and 2018 accident years. In the commercial insurance segment, workers' compensation, small commercial package, and middle market commercial contributed favorable development of $9.0 million, $7.7 million, and $6.0 million, respectively.
For the six months ended June 30, 2018, favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily due to $36.5 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $11.2 million of favorable development, primarily attributable to the 2016 and 2017 accident years, and homeowners' contributed $5.7 million of favorable development, spread across several accident years. In the commercial insurance segment, workers' compensation, small commercial package, and commercial auto, contributed $5.9 million, $4.7 million, and $4.6 million respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $2.4 million. The specialty insurance segment was primarily impacted by $2.8 million of adverse development in E&S casualty, due primarily to development within our general liability and healthcare books of business. Favorable development of prior years' unallocated loss adjustment expenses was $4.7 million of the 2018 development.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Premiums earned:
Assumed from external insurers and reinsurers	$20.1	$14.2	$38.3	$24.6
Assumed under Pooling Arrangement	307.7	307.5	610.4	622.4
Ceded to external insurers and reinsurers	(6.3)	(5.4)	(12.2)	(10.8)
Ceded under Pooling Arrangement	(254.6)	(226.3)	(497.6)	(443.2)
Net assumed premiums earned	$66.9	$90.0	$138.9	$193.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$16.8	$12.4	$31.0	$23.3
Assumed under Pooling Arrangement	235.4	218.1	430.1	430.8
Ceded to external insurers and reinsurers	(5.0)	(0.2)	(5.6)	(1.5)
Ceded under Pooling Arrangement	(185.4)	(181.1)	(329.2)	(337.6)
Net assumed losses and loss expenses incurred	$61.8	$49.2	$126.3	$115.0

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
Amount at statutory rate	$(1.6)	21.0%	$1.6	21.0%	$11.3	21.0%	$0.9	21.0%
Tax-exempt interest and dividends received deduction	(0.7)	9.0	(0.5)	(6.5)	(1.4)	(2.6)	(1.2)	(27.2)
Other, net	0.9	(10.7)	0.6	7.2	0.9	1.5	0.8	17.0
Federal income tax (benefit) expense	(1.4)	19.3%	1.7	21.7%	10.8	19.9%	$0.5	10.8%

7. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three and six months ended June 30, 2019 and 2018:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1.0	$1.3	$—	$—	$2.0	$2.6	$—	$—
Interest cost	2.8	2.6	0.1	0.1	5.7	5.3	0.3	0.3
Expected return on plan assets	(4.1)	(4.5)	—	—	(8.3)	(9.0)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.3)	—	—	(2.7)	(2.7)
Net actuarial loss	1.5	2.0	—	—	3.0	4.1	0.1	0.1
Net periodic cost (benefit)	$1.2	$1.4	$(1.2)	$(1.2)	$2.4	$3.0	$(2.3)	$(2.3)

The Company contributed $10.0 million to its pension plan for the six months ended June 30, 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Loss
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three and six months ended June 30, 2019 and 2018:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2019	$7.0	$(75.6)	$(68.6)
Other comprehensive income before reclassifications	27.4	—	27.4
Amounts reclassified from AOCI (a)	(1.2)	0.7	(0.5)
Net current period other comprehensive income	26.2	0.7	26.9
Ending balance at June 30, 2019	$33.2	$(74.9)	$(41.7)

Beginning balance at April 1, 2018	$(11.2)	$(76.9)	$(88.1)
Other comprehensive loss before reclassifications	(8.1)	—	(8.1)
Amounts reclassified from AOCI (a)	(1.0)	1.4	0.4
Net current period other comprehensive (loss) income	(9.1)	1.4	(7.7)
Ending balance at June 30, 2018	$(20.3)	$(75.5)	$(95.8)

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive income before reclassifications	54.7	—	54.7
Amounts reclassified from AOCI (a)	(1.3)	1.3	—
Net current period other comprehensive income	53.4	1.3	54.7
Ending balance at June 30, 2019	$33.2	$(74.9)	$(41.7)

Beginning balance at January 1, 2018	$66.0	$(62.2)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(16.0)	(63.9)
Other comprehensive loss before reclassifications	(37.1)	—	(37.1)
Amounts reclassified from AOCI (a)	(1.3)	2.7	1.4
Net current period other comprehensive (loss) income	(38.4)	2.7	(35.7)
Ending balance at June 30, 2018	$(20.3)	$(75.5)	$(95.8)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2019 and 2018:

($ millions)
Details about Accumulated Other	Three months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2019	2018
Unrealized gains on available-for-sale fixed maturity investments	$1.5	$1.3	Realized gains on sale of securities
	1.5	1.3	Total before tax
	(0.3)	(0.3)	Tax expense
	1.2	1.0	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(2.4)	(3.3)	(b)
	(0.8)	(1.7)	Total before tax
	0.1	0.3	Tax benefit
	(0.7)	(1.4)	Net of tax
Total reclassifications for the period	$0.5	$(0.4)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2019	2018
Unrealized gains on available-for-sale fixed maturity investments	$1.6	$1.7	Realized gain on sale of securities
	1.6	1.7	Total before tax
	(0.3)	(0.4)	Tax expense
	1.3	1.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	3.2	3.2	(b)
Net actuarial loss	(4.8)	(6.6)	(b)
	(1.6)	(3.4)	Total before tax
	0.3	0.7	Tax benefit
	(1.3)	(2.7)	Net of tax
Total reclassifications for the period	$—	$(1.4)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2019 and 2018:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Numerator:
Net (loss) income for basic earnings per common share	$(6.2)	$6.0	$43.2	$3.9
Denominator:
Weighted average shares for basic (loss) earnings per common share	43.4	42.8	43.3	42.7
Effect of dilutive share-based awards	—	0.6	0.6	0.6
Adjusted weighted average shares for diluted net (loss) earnings per common share	43.4	43.4	43.9	43.3

Basic net (loss) earnings per common share	$(0.14)	$0.14	$1.00	$0.09
Diluted net (loss) earnings per common share	$(0.14)	$0.14	$1.00	$0.09

The following table sets forth common stock options, stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2019 and 2018:

(shares in millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Total number of antidilutive options and awards	0.6	0.7	—	0.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Revenue from external sources:
Insurance operations
Personal insurance	$188.3	$164.9	$369.8	$321.2
Commercial insurance	118.0	115.6	234.4	230.5
Specialty run-off	1.4	27.0	6.2	70.7
Total insurance operations	307.7	307.5	610.4	622.4
Investment operations
Net investment income	21.7	21.5	41.1	41.4
Net investment gain	10.3	12.1	55.2	0.4
Total investment operations	32.0	33.6	96.3	41.8
All other	0.4	0.6	1.0	1.2
Total revenue from external sources	340.1	341.7	707.7	665.4
Intersegment revenue	1.6	1.8	3.2	3.2
Total revenue	341.7	343.5	710.9	668.6
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.8)	(3.2)	(3.2)
Total consolidated revenues	$340.1	$341.7	$707.7	$665.4
Segment (loss) income before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(29.9)	$(13.2)	$(25.7)	$(11.5)
Commercial insurance	(12.4)	(8.8)	(18.3)	(17.1)
Specialty run-off	0.7	1.0	(0.7)	2.6
Total insurance operations	(41.6)	(21.0)	(44.7)	(26.0)
Investment operations
Net investment income	21.7	21.5	41.1	41.4
Net investment gain	10.3	12.1	55.2	0.4
Total investment operations	32.0	33.6	96.3	41.8
All other	0.1	0.1	0.2	0.2
Total segment (loss) income before reconciling items	(9.5)	12.7	51.8	16.0
Reconciling items:
GAAP expense adjustments	6.1	0.6	10.1	(3.4)
Interest expense on corporate debt	(1.3)	(1.7)	(2.5)	(3.3)
Corporate expenses	(2.9)	(3.9)	(5.4)	(4.9)
Total reconciling items	1.9	(5.0)	2.2	(11.6)
Total consolidated (loss) income before federal income tax	$(7.6)	$7.7	$54.0	$4.4

Investable assets attributable to the Company’s investment operations segment totaled $2,709.1 million and $2,658.7 million at June 30, 2019, and December 31, 2018, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2019 and December 31, 2018, and for the consolidated statements of income for the three and six month period ended June 30, 2019 and 2018. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2018 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 POOLING ARRANGEMENT
The STFC Pooled Companies and the Mutual Pooled Companies participate in a quota share reinsurance pooling arrangement referred to as the “Pooling Arrangement." Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2019 and 2018:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
GAAP Basis:
Total revenues	$340.1	$341.7	$707.7	$665.4
(Loss) income before federal income taxes	$(7.6)	$7.7	$54.0	$4.4
Net (loss) income	$(6.2)	$6.0	$43.2	$3.9
Basic (loss) earnings per share	$(0.14)	$0.14	$1.00	$0.09
Diluted (loss) earnings per share	$(0.14)	$0.14	$1.00	$0.09
Stockholders’ equity	$916.2	$808.5
Return on average equity (LTM)	6.0%	(1.3)%
Book value per share	$21.07	$18.85
Debt to capital ratio	11.8%	13.1%
Cat loss and ALAE ratio	15.4%	12.2%	10.7%	7.6%
Non-cat loss and LAE ratio	60.9%	58.6%	59.6%	61.5%
Loss and LAE ratio	76.3%	70.8%	70.3%	69.1%
Expense ratio	35.1%	36.2%	35.3%	35.7%
Combined ratio	111.4%	107.0%	105.6%	104.8%
Premium written growth	10.9%	(9.7)%	7.9%	(7.4)%
Investment yield	3.3%	3.2%	3.1%	3.1%

SAP Basis:
Cat loss and ALAE ratio	15.4%	12.2%	10.7%	7.6%
Non-cat loss and ALAE ratio	54.5%	52.4%	53.4%	55.6%
ULAE ratio	6.7%	6.3%	6.5%	6.0%
Loss and LAE ratio	76.6%	70.9%	70.6%	69.2%
Expense ratio	33.3%	35.8%	34.7%	36.2%
Combined ratio	109.9%	106.7%	105.3%	105.4%

	Twelve months ended June 30
	2019	2018
Net premiums written to surplus	1.4	1.4
Our pre-tax loss for the three months ended June 30, 2019 was $7.6 million compared to pre-tax income of $7.7 million for the same 2018 period.This loss was primarily due to an increase in both catastrophe and non-catastrophe losses, partially offset by a decrease in acquisition and operating expenses. Our pre-tax income for the six months ended June 30, 2019 was $54.0 million, an increase of $49.6 million when compared to the same 2018 period. This increase was primarily driven by net investment gains of $55.2 million compared to $0.4 million in the same 2018 period.

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
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. For a discussion of our pension and postretirement benefit obligations, see the “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section included in Item 7 of our 2018 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three and six months ended June 30, 2019 and 2018:

($ in millions)
Three months ended June 30, 2019	Personal & Commercial	Specialty run-off	Total

Net written premiums	$341.2	$0.5	$341.7
Net earned premiums	306.3	1.4	307.7
Losses and LAE incurred:
Cat loss and ALAE	44.2	3.2	47.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(14.3)	(2.8)	(17.1)
Current accident year non-cat loss and ALAE	183.9	0.8	184.7
Total non-cat loss and ALAE	169.6	(2.0)	167.6
Total Loss and ALAE	213.8	1.2	215.0
ULAE	20.9	(0.3)	20.6
Total Loss and LAE	234.7	0.9	235.6
Underwriting expenses	113.9	(0.2)	113.7
Net underwriting (loss) gain	$(42.3)	$0.7	$(41.6)

Cat loss and ALAE ratio	14.4%	N/M(1)	15.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.7)%	N/M	(5.5)%
Current accident year non-cat loss and ALAE ratio	60.0%	N/M	60.0%
Total non-cat loss and ALAE ratio	55.3%	N/M	54.5%
Total Loss and ALAE ratio	69.7%	N/M	69.9%
ULAE ratio	6.8%	N/M	6.7%
Total Loss and LAE ratio	76.5%	N/M	76.6%
Expense ratio	33.4%	N/M	33.3%
Combined ratio	109.9%	N/M	109.9%

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended June 30, 2018	Personal & Commercial	Specialty run-off	Total

Net written premiums	$305.7	$2.4	$308.1
Net earned premiums	280.5	27.0	307.5
Losses and LAE incurred:
Cat loss and ALAE	37.7	(0.2)	37.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(20.2)	2.1	(18.1)
Current accident year non-cat loss and ALAE	161.6	18.0	179.6
Total non-cat loss and ALAE	141.4	20.1	161.5
Total Loss and ALAE	179.1	19.9	199.0
ULAE	17.5	1.5	19.0
Total Loss and LAE	196.6	21.4	218.0
Underwriting expenses	105.9	4.6	110.5
Net underwriting (loss) gain	$(22.0)	$1.0	$(21.0)

Cat loss and ALAE ratio	13.4%	(0.7)%	12.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(7.2)%	7.8%	(5.9)%
Current accident year non-cat loss and ALAE ratio	57.6%	66.4%	58.3%
Total non-cat loss and ALAE ratio	50.4%	74.2%	52.4%
Total Loss and ALAE ratio	63.8%	73.5%	64.6%
ULAE ratio	6.3%	5.6%	6.3%
Total Loss and LAE ratio	70.1%	79.1%	70.9%
Expense ratio	34.6%	192.2%	35.8%
Combined ratio	104.7%	271.3%	106.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2019	Personal & Commercial	Specialty run-off	Total

Net written premiums	$646.8	$0.9	$647.7
Net earned premiums	604.2	6.2	610.4
Losses and LAE incurred:
Cat loss and ALAE	61.4	3.7	65.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(36.5)	(1.5)	(38.0)
Current accident year non-cat loss and ALAE	358.6	4.8	363.4
Total non-cat loss and ALAE	322.1	3.3	325.4
Total Loss and ALAE	383.5	7.0	390.5
ULAE	40.4	(0.7)	39.7
Total Loss and LAE	423.9	6.3	430.2
Underwriting expenses	224.3	0.6	224.9
Net underwriting loss	$(44.0)	$(0.7)	$(44.7)

Cat loss and ALAE ratio	10.2%	N/M(1)	10.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.0)%	N/M	(6.2)%
Current accident year non-cat loss and ALAE ratio	59.3%	N/M	59.6%
Total non-cat loss and ALAE ratio	53.3%	N/M	53.4%
Total Loss and ALAE ratio	63.5%	N/M	64.1%
ULAE ratio	6.7%	N/M	6.5%
Total Loss and LAE ratio	70.2%	N/M	70.6%
Expense ratio	34.7%	N/M	34.7%
Combined ratio	104.9%	N/M	105.3%

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2018	Personal & Commercial	Specialty run-off	Total

Net written premiums	$585.5	$14.8	$600.3
Net earned premiums	551.7	70.7	622.4
Losses and LAE incurred:
Cat loss and ALAE	47.5	(0.2)	47.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(36.5)	2.4	(34.1)
Current accident year non-cat loss and ALAE	332.3	48.0	380.3
Total non-cat loss and ALAE	295.8	50.4	346.2
Total Loss and ALAE	343.3	50.2	393.5
ULAE	33.7	3.7	37.4
Total Loss and LAE	377.0	53.9	430.9
Underwriting expenses	203.3	14.2	217.5
Net underwriting (loss) gain	$(28.6)	$2.6	$(26.0)

Cat loss and ALAE ratio	8.6%	(0.3)%	7.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.6)%	3.4%	(5.5)%
Current accident year non-cat loss and ALAE ratio	60.2%	67.8%	61.1%
Total non-cat loss and ALAE ratio	53.6%	71.2%	55.6%
Total Loss and ALAE ratio	62.2%	70.9%	63.2%
ULAE ratio	6.1%	5.2%	6.0%
Total Loss and LAE ratio	68.3%	76.1%	69.2%
Expense ratio	34.7%	96.2%	36.2%
Combined ratio	103.0%	172.3%	105.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three and six months ended June 30, 2019 and 2018:
Table 1

($ in millions)
Three months ended June 30, 2019	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$110.0	$85.5	$9.4	$204.9
Net earned premiums	108.4	71.8	8.1	188.3
Losses and LAE incurred:
Cat loss and ALAE	3.6	28.4	3.0	35.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(3.0)	(0.1)	(0.3)	(3.4)
Current accident year non-cat loss and ALAE	69.0	39.3	3.6	111.9
Total non-cat loss and ALAE	66.0	39.2	3.3	108.5
Total Loss and ALAE	69.6	67.6	6.3	143.5
ULAE	7.6	5.5	0.4	13.5
Total Loss and LAE	77.2	73.1	6.7	157.0
Underwriting expenses	33.1	25.2	2.9	61.2
Net underwriting loss	$(1.9)	$(26.5)	$(1.5)	$(29.9)

Cat loss and ALAE ratio	3.3%	39.5%	37.3%	18.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(2.7)%	(0.2)%	(4.6)%	(1.8)%
Current accident year non-cat loss and ALAE ratio	63.7%	54.6%	45.5%	59.4%
Total non-cat loss and ALAE ratio	61.0%	54.4%	40.9%	57.6%
Total Loss and ALAE ratio	64.3%	93.9%	78.2%	76.2%
ULAE ratio	7.0%	7.7%	5.1%	7.2%
Total Loss and LAE ratio	71.3%	101.6%	83.3%	83.4%
Expense ratio	30.0%	29.6%	30.8%	29.9%
Combined ratio	101.3%	131.2%	114.1%	113.3%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Six months ended June 30, 2019	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$217.7	$149.9	$17.8	$385.4
Net earned premiums	213.8	140.5	15.5	369.8
Losses and LAE incurred:
Cat loss and ALAE	4.5	40.8	3.7	49.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(9.8)	0.5	(1.0)	(10.3)
Current accident year non-cat loss and ALAE	134.8	69.2	8.0	212.0
Total non-cat loss and ALAE	125.0	69.7	7.0	201.7
Total Loss and ALAE	129.5	110.5	10.7	250.7
ULAE	14.8	10.7	0.7	26.2
Total Loss and LAE	144.3	121.2	11.4	276.9
Underwriting expenses	65.8	47.0	5.8	118.6
Net underwriting gain (loss)	$3.7	$(27.7)	$(1.7)	$(25.7)

Cat loss and ALAE ratio	2.1%	29.0%	24.0%	13.2%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.6)%	0.4%	(6.6)%	(2.8)%
Current accident year non-cat loss and ALAE ratio	63.1%	49.2%	51.8%	57.3%
Total non-cat loss and ALAE ratio	58.5%	49.6%	45.2%	54.5%
Total Loss and ALAE ratio	60.6%	78.6%	69.2%	67.7%
ULAE ratio	6.9%	7.6%	4.6%	7.1%
Total Loss and LAE ratio	67.5%	86.2%	73.8%	74.8%
Expense ratio	30.2%	31.4%	32.6%	30.8%
Combined ratio	97.7%	117.6%	106.4%	105.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 4

($ in millions)
Six months ended June 30, 2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$208.1	$126.4	$12.1	$346.6
Net earned premiums	192.6	118.3	10.3	321.2
Losses and LAE incurred:
Cat loss and ALAE	3.9	27.0	1.4	32.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(11.2)	(5.7)	(0.3)	(17.2)
Current accident year non-cat loss and ALAE	131.7	54.3	5.6	191.6
Total non-cat loss and ALAE	120.5	48.6	5.3	174.4
Total Loss and ALAE	124.4	75.6	6.7	206.7
ULAE	10.9	8.6	0.5	20.0
Total Loss and LAE	135.3	84.2	7.2	226.7
Underwriting expenses	60.3	41.0	4.7	106.0
Net underwriting loss	$(3.0)	$(6.9)	$(1.6)	$(11.5)

Cat loss and ALAE ratio	2.1%	22.8%	13.3%	10.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.8)%	(4.8)%	(2.9)%	(5.4)%
Current accident year non-cat loss and ALAE ratio	68.3%	45.9%	53.9%	59.7%
Total non-cat loss and ALAE ratio	62.5%	41.1%	51.0%	54.3%
Total Loss and ALAE ratio	64.6%	63.9%	64.3%	64.4%
ULAE ratio	5.6%	7.3%	5.3%	6.2%
Total Loss and LAE ratio	70.2%	71.2%	69.6%	70.6%
Expense ratio	29.0%	32.4%	39.0%	30.6%
Combined ratio	99.2%	103.6%	108.6%	101.2%

The personal insurance segment's net written premiums for the three and six months ended June 30, 2019 increased 10.8% and 11.2%, respectively, when compared to the same 2018 periods (Tables 1 - 4), primarily driven by new business growth and rates in homeowners and other personal, along with rates in personal auto. The new business growth resulted in higher levels of policies in force for homeowners for the three and six months ended June 30, 2019 compared to the same 2018 periods. Partially offsetting the increase in personal auto net written premiums was an overall decline in retention and new business when compared to the same 2018 periods. Over the last nine months, we have taken moderate rate actions in personal auto and we expect that trend to continue throughout 2019. These more moderate rate actions are expected to continue to reduce the pressure on our personal auto retention attributable to our prior aggressive rate actions that have now mostly renewed into our personal auto book of business.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 2.2 points and 3.1 points, respectively, when compared to the same 2018 periods, with most of the catastrophe losses impacting homeowners. While the number of catastrophe events was down slightly in the 2019 second quarter and flat year to date when compared to the same 2018 periods, the 2019 events were more severe, with approximately 65% of the reported losses occurring in Texas.
The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 6.8 points and 0.2 points, respectively, when compared to the same 2018 periods (Tables 1 - 4).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 2.9 points and improved 4.0 points, respectively, when compared to the same 2018 periods (Tables 1 - 4). Favorable development of prior accident year losses improved the loss ratios three and six months ended June 30, 2019 by 2.7 points and 4.6 points, respectively, compared to favorable development of 7.2 points and 5.8 points, respectively, for the same 2018 periods. The 2019 favorable development related primarily to the 2017 and 2018 accident years, where severity developed favorably for bodily injury and uninsured motorist bodily injury claims, partially offset by adverse development for third party property damage. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity for bodily injury claims from the 2016 and 2017 accident years. The 2019 second quarter and year to date current accident year loss ratios improved 1.6 points and 5.2 points, respectively, when compared to the same 2018 periods, primarily attributable to cumulative rate and underwriting actions, as well as improved claim handling efficiency.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 16.2 points and 8.5 points, respectively, compared to the same 2018 periods. The 2019 second quarter and year to date current accident year loss ratios increased 11.6 points and 3.3 points, respectively, when compared to the same 2018 periods, attributable to an elevated level of non-cat weather losses during the quarter. The 2019 second quarter to date prior accident year losses developed favorably by 0.2 points, while the year to date prior accident year losses developed adversely by 0.4 points, compared to favorable development of 4.8 points for both the quarter and year to date 2018. The 2018 prior accident year favorable development was primarily attributable to favorable emergence on liability claims from multiple accident years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three and six months ended June 30, 2019 and 2018:
Table 5

($ in millions)
Three months ended June 30, 2019	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$29.7	$31.5	$41.1	$15.4	$13.6	$5.0	$136.3
Net earned premiums	21.8	29.4	32.5	18.1	12.0	4.2	118.0
Losses and LAE incurred:
Cat loss and ALAE	—	3.5	3.9	—	1.8	—	9.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.0)	(2.9)	(2.9)	(4.5)	(0.8)	1.2	(10.9)
Current accident year non-cat loss and ALAE	14.1	17.5	16.5	14.8	6.7	2.4	72.0
Total non-cat loss and ALAE	13.1	14.6	13.6	10.3	5.9	3.6	61.1
Total Loss and ALAE	13.1	18.1	17.5	10.3	7.7	3.6	70.3
ULAE	1.3	1.7	1.7	2.0	0.5	0.2	7.4
Total Loss and LAE	14.4	19.8	19.2	12.3	8.2	3.8	77.7
Underwriting expenses	11.0	11.8	15.9	5.6	6.5	1.9	52.7
Net underwriting (loss) gain	$(3.6)	$(2.2)	$(2.6)	$0.2	$(2.7)	$(1.5)	$(12.4)

Cat loss and ALAE ratio	0.2%	11.8%	11.8%	—%	15.1%	—%	7.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.0)%	(10.0)%	(8.7)%	(24.7)%	(6.2)%	28.4%	(9.2)%
Current accident year non-cat loss and ALAE ratio	64.8%	59.3%	50.8%	81.4%	56.0%	55.8%	60.9%
Total non-cat loss and ALAE ratio	59.8%	49.3%	42.1%	56.7%	49.8%	84.2%	51.7%
Total Loss and ALAE ratio	60.0%	61.1%	53.9%	56.7%	64.9%	84.2%	59.5%
ULAE ratio	6.1%	5.9%	5.2%	10.7%	4.3%	4.5%	6.3%
Total Loss and LAE ratio	66.1%	67.0%	59.1%	67.4%	69.2%	88.7%	65.8%
Expense ratio	36.9%	37.2%	38.7%	36.8%	47.5%	38.7%	38.6%
Combined ratio	103.0%	104.2%	97.8%	104.2%	116.7%	127.4%	104.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

($ in millions)
Three months ended June 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$21.4	$31.6	$32.8	$17.6	$12.7	$4.7	$120.8
Net earned premiums	18.7	30.3	28.7	22.6	11.1	4.2	115.6
Losses and LAE incurred:
Cat loss and ALAE	0.6	4.5	3.8	—	1.7	—	10.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.1)	(4.2)	1.7	(3.6)	(1.5)	(0.9)	(9.6)
Current accident year non-cat loss and ALAE	11.0	18.6	15.7	13.9	6.4	1.7	67.3
Total non-cat loss and ALAE	9.9	14.4	17.4	10.3	4.9	0.8	57.7
Total Loss and ALAE	10.5	18.9	21.2	10.3	6.6	0.8	68.3
ULAE	1.1	1.7	1.5	1.5	0.7	0.3	6.8
Total Loss and LAE	11.6	20.6	22.7	11.8	7.3	1.1	75.1
Underwriting expenses	9.5	13.9	12.3	6.4	5.4	1.8	49.3
Net underwriting (loss) gain	$(2.4)	$(4.2)	$(6.3)	$4.4	$(1.6)	$1.3	$(8.8)

Cat loss and ALAE ratio	2.9%	14.8%	13.3%	—%	14.8%	—%	9.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.7)%	(14.0)%	6.2%	(15.9)%	(13.8)%	(21.0)%	(8.3)%
Current accident year non-cat loss and ALAE ratio	59.4%	61.8%	54.2%	61.2%	58.0%	38.2%	58.2%
Total non-cat loss and ALAE ratio	53.7%	47.8%	60.4%	45.3%	44.2%	17.2%	49.9%
Total Loss and ALAE ratio	56.6%	62.6%	73.7%	45.3%	59.0%	17.2%	59.0%
ULAE ratio	5.9%	5.7%	5.4%	7.2%	6.3%	6.1%	6.0%
Total Loss and LAE ratio	62.5%	68.3%	79.1%	52.5%	65.3%	23.3%	65.0%
Expense ratio	44.0%	43.9%	37.5%	36.1%	42.4%	40.2%	40.7%
Combined ratio	106.5%	112.2%	116.6%	88.6%	107.7%	63.5%	105.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Six months ended June 30, 2019	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$53.7	$62.0	$75.3	$34.9	$26.0	$9.5	$261.4
Net earned premiums	41.5	59.0	63.2	38.6	23.8	8.3	234.4
Losses and LAE incurred:
Cat loss and ALAE	0.1	5.0	5.2	—	2.1	—	12.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(2.5)	(7.7)	(6.0)	(9.0)	(1.2)	0.2	(26.2)
Current accident year non-cat loss and ALAE	26.0	33.4	42.5	28.4	11.8	4.5	146.6
Total non-cat loss and ALAE	23.5	25.7	36.5	19.4	10.6	4.7	120.4
Total Loss and ALAE	23.6	30.7	41.7	19.4	12.7	4.7	132.8
ULAE	2.6	3.5	3.0	3.6	1.1	0.4	14.2
Total Loss and LAE	26.2	34.2	44.7	23.0	13.8	5.1	147.0
Underwriting expenses	21.7	24.3	30.1	13.0	12.7	3.9	105.7
Net underwriting (loss) gain	$(6.4)	$0.5	$(11.6)	$2.6	$(2.7)	$(0.7)	$(18.3)

Cat loss and ALAE ratio	0.3%	8.5%	8.2%	—%	8.7%	—%	5.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.1)%	(13.1)%	(9.4)%	(23.2)%	(4.9)%	2.8%	(11.1)%
Current accident year non-cat loss and ALAE ratio	62.6%	56.5%	67.3%	73.4%	49.6%	54.2%	62.5%
Total non-cat loss and ALAE ratio	56.5%	43.4%	57.9%	50.2%	44.7%	57.0%	51.4%
Total Loss and ALAE ratio	56.8%	51.9%	66.1%	50.2%	53.4%	57.0%	56.7%
ULAE ratio	6.3%	6.0%	4.7%	9.3%	4.6%	4.4%	6.1%
Total Loss and LAE ratio	63.1%	57.9%	70.8%	59.5%	58.0%	61.4%	62.8%
Expense ratio	40.5%	39.1%	39.9%	37.4%	48.7%	41.5%	40.4%
Combined ratio	103.6%	97.0%	110.7%	96.9%	106.7%	102.9%	103.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 8

($ in millions)
Six months ended June 30, 2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$40.0	$62.0	$61.9	$42.0	$24.2	$8.8	$238.9
Net earned premiums	37.1	60.7	57.3	45.4	22.1	7.9	230.5
Losses and LAE incurred:
Cat loss and ALAE	0.6	7.7	5.3	—	1.6	—	15.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.6)	(4.7)	(0.8)	(5.9)	(1.2)	(2.1)	(19.3)
Current accident year non-cat loss and ALAE	23.4	36.8	37.2	29.0	10.6	3.7	140.7
Total non-cat loss and ALAE	18.8	32.1	36.4	23.1	9.4	1.6	121.4
Total Loss and ALAE	19.4	39.8	41.7	23.1	11.0	1.6	136.6
ULAE	2.3	3.0	3.0	3.8	1.0	0.6	13.7
Total Loss and LAE	21.7	42.8	44.7	26.9	12.0	2.2	150.3
Underwriting expenses	17.6	27.7	23.6	14.4	10.2	3.8	97.3
Net underwriting (loss) gain	$(2.2)	$(9.8)	$(11.0)	$4.1	$(0.1)	$1.9	$(17.1)

Cat loss and ALAE ratio	1.5%	12.7%	9.2%	—%	7.2%	—%	6.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(12.3)%	(7.8)%	(1.3)%	(12.9)%	(5.5)%	(27.1)%	(8.4)%
Current accident year non-cat loss and ALAE ratio	63.3%	60.6%	64.9%	63.6%	47.7%	46.5%	61.0%
Total non-cat loss and ALAE ratio	51.0%	52.8%	63.6%	50.7%	42.2%	19.4%	52.6%
Total Loss and ALAE ratio	52.5%	65.5%	72.8%	50.7%	49.4%	19.4%	59.2%
ULAE ratio	6.1%	5.0%	5.3%	8.6%	4.8%	6.9%	6.0%
Total Loss and LAE ratio	58.6%	70.5%	78.1%	59.3%	54.2%	26.3%	65.2%
Expense ratio	43.9%	44.7%	38.2%	34.3%	42.1%	43.5%	40.7%
Combined ratio	102.5%	115.2%	116.3%	93.6%	96.3%	69.8%	105.9%

The commercial insurance segment's net written premiums for the three and six months ended June 30, 2019, increased 12.8% and 9.4%, respectively, when compared to the same 2018 periods (Tables 5 - 8) due to new business growth in commercial auto and middle market commercial. Partially offsetting these improvements was a decrease in net written premiums in workers’ compensation due to lower retention on renewal business as a result of the continued intense competition in this market.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three and six months ended June 30, 2019 improved 1.3 points and 1.3 points, respectively, when compared to the same 2018 periods (Tables 5 - 8). Catastrophe events for the three and six months ended June 30, 2019 were less severe when compared to the same 2018 periods.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 1.8 points and improved 1.2 points, respectively, when compared to the same 2018 periods (Tables 5 - 8).
The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 6.1 points and 5.5 points, respectively, when compared to the same 2018 periods. The change for the three months ended June 30, 2019 was primarily driven by elevated frequency of bodily injury and uninsured motorist claims in the current accident year when compared to the same 2018 period. For the six months ended June 30, 2019, the change was driven by less favorable development of prior accident year losses of 6.1 points compared to 12.3 points for the same 2018 period. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2017 accident year. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2016 and 2017 accident years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended June 30, 2019 increased 1.5 points when compared to the same 2018 period primarily driven by less favorable development of prior accident year losses of 10.0 points compared to 14.0 points for the same 2018 period. The non-catastrophe loss and ALAE ratio for the six months ended June 30, 2019 improved 9.4 point compared to the same 2018 period, primarily driven by (i) greater favorable development of prior accident year losses, primarily bodily injury claims from the 2015 and 2018 accident years, and (ii) a lower level of current accident year property losses when compared to the same 2018 period, which was impacted by weather-related claims and large fire losses.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 improved 18.3 points and 5.7 points, respectively, compared to the same 2018 periods, primarily driven by greater favorable development of prior accident year losses. The three and six months ended June 30, 2019 favorable development was primarily from accident years 2017 and prior. The three months ended June 30, 2018 adverse development was driven by a small number of construction defect claims from accident years 2008 and prior, as well as a bad faith claim assertion from accident year 2016. Partially offsetting the improvement in the non-cat loss and ALAE ratio for the six months ended 2019 was an elevated level of large fire losses that occurred in the first quarter of 2019.
The workers' compensation SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 increased 11.4 points and improved 0.5 points, respectively, compared to the same 2018 periods. The 2019 second quarter and year to date were impacted by (i) a large loss in the current accident year that added 14.9 points and 7.0 points, respectively, to the loss ratios, and (ii) greater favorable development of prior accident year losses when compared to the same 2018 periods due to continued favorable emergence, primarily from lower than anticipated severity. The three and six months ended June 30, 2019 prior accident year favorable development was from accident years 2016 and prior. In addition, accident years 2017 and 2018 contributed to the favorable development for the three months ended June 30, 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30			Six months ended June 30
	2019	2018	$ Change	2019	2018	$ Change
	(Redundancy)/Deficiency			(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(3.0)	$(7.2)	$4.2	$(9.8)	$(11.2)	$1.4
Homeowners	(0.1)	(2.9)	2.8	0.5	(5.7)	6.2
Other Personal	(0.3)	(0.5)	0.2	(1.0)	(0.3)	(0.7)
Total Personal Insurance Segment	(3.4)	(10.6)	7.2	(10.3)	(17.2)	6.9

Commercial Insurance Segment:
Commercial Auto	(1.0)	(1.1)	0.1	(2.5)	(4.6)	2.1
Small Commercial Package	(2.9)	(4.2)	1.3	(7.7)	(4.7)	(3.0)
Middle Market Commercial	(2.9)	1.7	(4.6)	(6.0)	(0.8)	(5.2)
Workers' Compensation	(4.5)	(3.6)	(0.9)	(9.0)	(5.9)	(3.1)
Farm & Ranch	(0.8)	(1.5)	0.7	(1.2)	(1.2)	—
Other Commercial	1.2	(0.9)	2.1	0.2	(2.1)	2.3
Total Commercial Insurance Segment	(10.9)	(9.6)	(1.3)	(26.2)	(19.3)	(6.9)

Specialty run-off	(2.8)	2.1	(4.9)	(1.5)	2.4	(3.9)
Cat Loss and ALAE	1.6	1.1	0.5	0.8	0.5	0.3
ULAE	(0.7)	(0.9)	0.2	(0.4)	(4.7)	4.3
Total	$(16.2)	$(17.9)	$1.7	$(37.6)	$(38.3)	$0.7

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at June 30, 2019 and December 31, 2018:

($ millions)	June 30, 2019	December 31, 2018	$ Change
Personal Insurance Segment:
Personal Auto	$162.0	$173.2	$(11.2)
Homeowners	81.1	53.2	27.9
Other Personal	15.8	14.1	1.7
Total Personal Insurance Segment	258.9	240.5	18.4
Commercial Insurance Segment:
Commercial Auto	75.6	78.9	(3.3)
Small Commercial Package	120.7	120.0	0.7
Middle Market Commercial	154.3	147.2	7.1
Workers’ Compensation	194.3	195.4	(1.1)
Farm & Ranch	16.5	12.9	3.6
Other Commercial	31.2	27.5	3.7
Total Commercial Insurance Segment	592.6	581.9	10.7
Specialty run-off:
E&S Property	29.9	33.1	(3.2)
E&S Casualty	167.6	186.8	(19.2)
Programs	77.8	99.0	(21.2)
Total Specialty run-off	275.3	318.9	(43.6)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$1,126.8	$1,141.3	$(14.5)

Losses and loss expenses payable decreased $14.5 million since December 31, 2018 primarily due to the run-off of specialty business, partially offset by a higher level of catastrophe losses, non-cat weather losses, and large fire losses discussed above.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and six months ended June 30, 2019 were $107.9 million and$215.5 million, respectively, compared to $111.3 million and $222.1 million, respectively, for the same 2018 periods. The decrease was driven by a decrease in estimated variable compensation, partially offset by increases in agent incentive compensation, report ordering costs, and the impact of our technology investments, including amortization and system and infrastructure support. In addition, the six months ended June 30, 2019 was impacted by the exit of the specialty business when compared to the same 2018 period.
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
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2019 and December 31, 2018:

($ millions)	June 30, 2019	% of Total	December 31, 2018	% of Total
Cash and cash equivalents	$44.8	1.6%	$59.8	2.2%
Fixed maturities, at fair value:
Fixed maturities	2,012.7	74.3%	2,017.1	75.9%
Treasury inflation-protected securities	145.2	5.4%	142.4	5.4%
Total fixed maturities	2,157.9	79.7%	2,159.5	81.3%
Notes receivable from affiliate	70.0	2.6%	70.0	2.6%
Equity securities:
Large-cap securities	88.3	3.3%	77.2	2.9%
Mutual and exchange traded funds	286.6	10.6%	237.8	8.9%
Total equity securities	374.9	13.9%	315.0	11.8%
Other invested assets:
International funds	41.9	1.5%	38.5	1.5%
Other invested assets	13.1	0.5%	10.3	0.4%
Total other invested assets	55.0	2.0%	48.8	1.9%
Other invested assets, at cost	6.5	0.2%	5.6	0.2%
Total portfolio	$2,709.1	100.0%	$2,658.7	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2019:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$92.0	$92.8
Due after 1 year through 5 years	597.9	602.6
Due after 5 years through 10 years	254.4	263.7
Due after 10 years	452.0	471.5
U.S. government agencies mortgage-backed securities	722.7	727.3
Total	$2,119.0	$2,157.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 3.91 and 4.23 as of June 30, 2019, and December 31, 2018, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2019 and 2018:

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Gross investment income:
Fixed maturities	$17.3	$16.9	$32.4	$33.0
Equity securities	3.1	3.1	5.9	5.6
Other	1.4	1.8	3.1	3.5
Total gross investment income	21.8	21.8	41.4	42.1
Less: Investment expenses	0.1	0.3	0.3	0.7
Net investment income	$21.7	$21.5	$41.1	$41.4

Average invested assets (at cost)	$2,629.8	$2,699.9	$2,656.1	$2,639.1
Annualized investment yield	3.3%	3.2%	3.1%	3.1%
Annualized investment yield, after tax	2.7%	2.6%	2.5%	2.6%
Net investment income, after tax	$17.8	$17.5	$33.8	$33.9
Effective tax rate	17.9%	18.7%	17.6%	18.1%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and six months ended June 30, 2019 and 2018:

($ in millions)	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.5	$133.1	$1.3	$45.5	$1.6	$198.7	$1.7	$60.9
Equity securities	1.2	7.5	1.7	10.5	1.5	10.2	5.0	75.6
Other invested assets	—	—	—	—	—	—	0.1	0.7
Total realized gains	2.7	140.6	3.0	56.0	3.1	208.9	6.8	137.2
Realized losses:
Equity securities	—	—	(0.4)	3.8	(2.2)	10.1	(0.6)	6.2
Other invested assets	—	0.3	—	0.4	—	0.6	—	—
Total realized losses	—	0.3	(0.4)	4.2	(2.2)	10.7	(0.6)	6.2
Net realized gains on investments	$2.7	$140.9	$2.6	$60.2	$0.9	$219.6	$6.2	$143.4

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2019, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2019:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$462.6	$8.9	35	$(2.0)	27	$469.5
Obligations of states and political subdivisions	422.5	18.7	88	—	3	441.2
Corporate securities	511.2	9.6	62	(0.9)	11	519.9
U.S. government agencies mortgage-backed securities	722.7	11.0	54	(6.4)	54	727.3
Total available-for-sale fixed maturities	$2,119.0	$48.2	239	$(9.3)	95	$2,157.9

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated other comprehensive income at June 30, 2019, and December 31, 2018, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2019:

($ millions)	June 30, 2019	December 31, 2018	$ Change
Available-for-sale investments:
Unrealized holding gains (losses):
Fixed maturities	$38.9	$(28.7)	$67.6
Net deferred federal income tax	(8.2)	6.0	(14.2)
Unrealized gains (losses), net of tax	$30.7	$(22.7)	$53.4

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2019, and December 31, 2018.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2019 and 2018, respectively.

($ millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
(Loss) income before federal income taxes	$(7.6)	$7.7	$54.0	$4.4
Federal income tax (benefit) expense:
Current	—	—	(0.4)	(1.0)
Deferred	(1.4)	1.7	11.2	1.5
Total federal income tax (benefit) expense	(1.4)	1.7	10.8	0.5
Net (loss) income	$(6.2)	$6.0	$43.2	$3.9

The effective tax rate for the three and six months ended June 30, 2019, was 19.3% and 19.9%, respectively, compared to 21.7% and 10.8%, respectively, for the same 2018 periods.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2019.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2019, and December 31, 2018, we had $44.8 million and $59.8 million, respectively, in cash and cash equivalents, and $2,587.8 million and $2,523.3 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.2 million and $8.9 million of securities on deposit with insurance regulators as required by law at June 30, 2019, and December 31, 2018; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
In May 2009, we entered into two separate credit agreements with State Auto Mutual pursuant to which we loaned State Auto Mutual a total of $70.0 million. In May 2019, we refinanced the two credit agreements with State Auto Mutual at a fixed annual interest rate of 4.05% (the prior fixed annual interest rate was 7.00%), with interest payable semi-annually and principal payable in May 2029.
Cash used in operating activities was $66.4 million compared to $22.2 million for the six months ended June 30, 2019, and 2018, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by investing activities was $56.6 million and cash used in investing activities was $33.6 million for the six months ended June 30, 2019, and 2018, respectively. The change was primarily driven by increases in the proceeds from the sales and maturities of fixed maturities partially offset by an increase in the purchases of fixed maturities.
Cash used in financing activities was $5.2 million and cash provided by financing activities was $5.1 million for the six months ended June 30, 2019, and 2018 respectively. The change was primarily driven by a decrease in stock option exercises in the first six months of 2019 compared to the same 2018 period.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC was renewed for one year on April 3, 2019. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of June 30, 2019, no advances had been made under the OLC.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2019, and 2018 were 6.72% and 6.50%, respectively.
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
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2019. Under this reinsurance agreement, we retain the first $75.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $125.0 million of covered loss, each occurrence. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $75.0 million up to $200.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $200.0 million. There is also an automatic restatement of the limit, for 125% of the deposit premium.
Property Per Risk Treaty
As of July 1, 2019, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $4.0 million. The reinsurers are responsible for 100.0% of the loss excess of the $4.0 million retention for property business up to $20.0 million of covered loss.
Casualty and Workers' Compensation Treaties
As of July 1, 2019, the State Auto Group renewed the casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $3.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million.
Also, certain unusual claim situations involving extra contractual obligations, excess of policy limits, LAE coverage and multiple policy or coverage loss occurrences arising from bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by a Clash reinsurance agreement that provides for $20.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This Clash reinsurance coverage sits above the $7.0 million excess of $3.0 million arrangement.
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
Regulatory Considerations
At June 30, 2019, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CREDIT AND FINANCIAL STRENGTH RATINGS
On June 20, 2019, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 2, 2019	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)