Form 10-K
period 2019-12-31
State Auto Financial CORP
filed 2020-02-27
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019 or

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
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $617,915,534.
On February 21, 2020, the Registrant had 43,654,704 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 8, 2020 (the “2020 Proxy Statement”), which will be filed within 120 days of December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2019

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of State Auto Financial Corporation (“State Auto Financial” or “STFC”) for the fiscal year ended December 31, 2019 (this “Form 10-K”), or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMPORTANT DEFINED TERMS USED IN THIS FORM 10-K

Glossary of Terms for State Auto Financial Corporation and Its Subsidiaries and Affiliates

State Auto Financial or STFC	Refers to our holding company, State Auto Financial Corporation.

We, us, our or the Company	Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), State Auto Insurance Company of Ohio (“SA Ohio”), and Stateco Financial Services, Inc. (“Stateco”).

State Auto Mutual	Refers to State Automobile Mutual Insurance Company, which owns approximately 59.5% of STFC’s outstanding common shares.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies	Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

Pooled Companies or our Pooled Companies	Refers to the STFC Pooled Companies and the Mutual Pooled Companies.

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Accounting standards codification or ASC	The Codification is the single source of authoritative nongovernmental GAAP developed by the Financial Accounting Standards Board (“FASB”).

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

American Institute of Certified Public Accountants or AICPA	The AICPA represents the certified public accounting profession nationally regarding rule-making and standard-setting, and serves as an advocate before legislative bodies, public interest groups and other professional organizations. The AICPA also monitors and enforces compliance with the profession’s technical and ethical standards.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Catastrophe loss	Loss and ALAE from catastrophes, where catastrophes are defined as a severe loss caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires. Our catastrophe losses are those designated by the Insurance Services Office (“ISO”) Property Claim Services (“PCS”). PCS defines a catastrophe as an event that causes $25.0 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Combined ratio	The sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Debt to capital ratio	The ratio of notes payable to the sum of total stockholders’ equity and notes payable.

Deferred acquisition costs or DAC	Expenses that vary with, and are primarily related to, the production of new and renewal insurance business, and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Duration	A measure of the sensitivity of a financial asset’s price to interest rate movements.

Earned premiums or premiums earned	The portion of written premiums that applies to the expired portion of the policy term. Earned premiums are recognized as revenue under both SAP and GAAP.

Excess and surplus lines insurance	Specialized property and liability coverages written by non-admitted insurers. These coverages include exposures that do not fit within normal underwriting patterns, involve a degree of risk that is not commensurate with standard rates and/or policy forms, or are not written by admitted insurers because of general market conditions.

Expense ratio or underwriting expense ratio	For SAP, it is the ratio of (i) the sum of statutory underwriting and miscellaneous expenses incurred offset by miscellaneous income (collectively, “underwriting expenses”) to (ii) written premiums. For GAAP, it is the ratio of acquisition and operating expenses incurred to earned premiums.

Financial Accounting Standards Board or FASB	In the United States, a non-governmental body the SEC has charged with establishing and maintaining generally accepted standards for professional accountants.
Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the FASB and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Managing general underwriter or MGU	An independent insurance professional firm that acts as an intermediary between the insurer and retail agents, much like a wholesaler. MGUs frequently have binding authority to issue insurance policies on behalf of an insurer that fit into the underwriting guidelines provided by that insurer. MGUs typically are compensated by an override commission on the insurance coverages sold by their sub-agents.

National Association of Insurance Commissioners or NAIC	An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practices and statutory accounting standards throughout the United States.

Net premiums written to surplus ratio or leverage ratio	A SAP calculation which measures statutory surplus available to absorb losses. This ratio is calculated by dividing the net statutory premiums written for a rolling twelve month period by the ending statutory surplus for the period. For example, a ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premiums.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less ceded reinsurance premiums.

Non-admitted insurer or surplus lines carrier	An insurer that is not required to be licensed in a state but is allowed to do business in that state subject to certain regulatory oversight by that state’s insurance regulatory authority. Non-admitted insurers are not subject to most of the rate and form regulations imposed on admitted insurers because they write specialized property and liability coverages, also known as excess and surplus lines insurance, which allows them the flexibility to change coverages offered and rates charged without time constraints and financial costs associated with the filing process. As such, these insurers offer an opportunity for coverage for specialized exposures that otherwise might not be insurable.

Retail agent or retail agency	An independent insurance professional who represents, and acts as an intermediary for, admitted insurers, generally recommending, marketing and selling insurance products and services to insurance consumers.

Return on average equity	The percent derived by dividing net income by average total stockholders’ equity.

Risk-based capital or RBC	A measure adopted by the NAIC and state regulatory authorities for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Standard insurance	Insurance which is typically written by admitted insurers. Our personal and commercial insurance segments are comprised of standard insurance.

Statutory accounting practices or SAP	The practices and procedures prescribed or permitted by state insurance regulatory authorities in the United States for recording transactions and preparing financial statements.

Statutory surplus	Under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the balance sheet prepared in accordance with SAP.

Unallocated loss adjustment expenses or ULAE	The costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

Underwriting gain or loss	Under SAP, earned premiums less loss and LAE and underwriting expenses.

Unearned premiums	The portion of written premiums that applies to the unexpired portion of the policy term. Unearned premiums are not recognized as revenues under both SAP and GAAP.

Wholesale broker	An independent insurance professional who offers specialized insurance products and serves as an intermediary between a retail agent and an insurer, while typically having no contact with the insured. A wholesale broker may represent both admitted and non-admitted insurers, and may offer both standard and excess and surplus lines insurance.

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
State Auto Mutual is an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 59.5% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.
As previously reported, we have exited our specialty business and we stopped writing this business on a net basis in 2018; as a result, the specialty insurance segment is no longer a reportable segment and is disclosed as "specialty run-off."
Our Pooled Companies are rated A- (Excellent) by the A.M. Best Company (“A.M. Best”).
FINANCIAL INFORMATION ABOUT SEGMENTS
Our reportable insurance segments are personal insurance and commercial insurance (collectively the “insurance segments”). These insurance segments are business units managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer. Our investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.
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

Marketing
We market our personal and commercial insurance products through approximately 3,200 retail agencies. We view our retail agents as our primary customers, because they are in a position to either recommend our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents in their home states; training opportunities; and incentives related to profit and growth.
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
In addition to our internal claims adjusters, we utilize third party claims administrators (“TPAs”) to investigate, process and settle certain specialty run-off claims on our behalf. As with our internal claims adjusters, claim settlement authority is established for adjusters, supervisors and managers within each TPA. Claims handling and reporting guidelines are established and provided to each TPA. Members of our internal claims staff perform periodic reviews of individual claim files produced by each TPA for compliance with such established claims handling and reporting guidelines.
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
GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2019:

State	% of Total
Texas	13.2%
Ohio	7.7
Kentucky	6.2
Michigan	5.4
South Carolina	4.2
Arkansas	4.0
Minnesota	4.0
Tennessee	4.0
Mississippi	3.8
Maryland	3.7
Illinois	3.6
Indiana	3.6
Missouri	3.5
North Carolina	3.4
Pennsylvania	3.3
All others (1)	26.4
Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2019.

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
LOSS RESERVES
We maintain reserves for the eventual payment of losses and LAE for both reported claims and unreported claims. Loss reserves are management’s best estimate at a given point in time of what we expect to pay to settle all claims incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently, it often becomes necessary to revise our estimate of the liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if our estimate of ultimate payments required to settle claims varies from the loss reserves currently recorded.
Loss reserves for reported claims are initially established on either a case-by-case or formula basis depending on the type and circumstances of the claim. The case-by-case reserve amounts are determined based on our case reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for changes caused by inflation. Loss reserves for IBNR claims are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate loss reserves, there is no single method for determining the exact ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Loss and LAE.”
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2019, 2018 and 2017:

($ millions)	Year Ended December 31
	2019	2018	2017
Beginning of Year:
Loss and loss expenses payable	$1,146.8	$1,255.6	$1,181.6
Less: Reinsurance recoverable on losses and loss expenses payable	5.5	3.1	3.6
Net losses and loss expenses payable(1)	1,141.3	1,252.5	1,178.0
Provision for losses and loss expenses occurring:
Current year	913.5	876.6	964.9
Prior years(2)	(68.7)	(80.2)	(46.6)
Total	844.8	796.4	918.3
Loss and loss expense payments for claims occurring during:
Current year	530.4	456.5	445.2
Prior years	402.8	451.1	398.6
Total	933.2	907.6	843.8
End of Year:
Net losses and loss expenses payable	1,052.9	1,141.3	1,252.5
Add: Reinsurance recoverable on losses and loss expenses payable	13.6	5.5	3.1
Losses and loss expenses payable(3)	$1,066.5	$1,146.8	$1,255.6

(1)	Includes net amounts assumed from affiliates of $593.6 million, $711.4 million, and $630.9 million at beginning of year 2019, 2018, and 2017, respectively.
(2)	This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”
(3)	Includes net amounts assumed from affiliates of $500.8 million, $593.6 million, and $711.4 million at end of year 2019, 2018, and 2017, respectively.

COMPETITION
The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, with varying sizes and financial resources, in the personal and commercial insurance markets based on the following factors: price; product offerings and innovation; underwriting criteria; quality of service to insureds; relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology. In addition, because most of our retail agents and wholesale brokers represent more than one insurer, we face competition within each agency and broker.

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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2019, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $91.3 million is available in 2020 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $10.0 million, $10.0 million and $15.0 million in 2019, 2018 and 2017, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 12 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2019 which would materially impact our business.
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

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2019, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
The Terrorism Risk Insurance Act of 2002 was extended in 2005, 2007 and again in 2019. The 2019 reauthorization of the Terrorism Risk Insurance Act provides an extension through 2027. Under these Terrorism Acts, commercial property and casualty insurers like State Auto Group, in exchange for making terrorism coverage available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect Terrorism coverage. In order for a loss to be covered under the Terrorism Act, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury. Policyholders may choose to reject terrorism coverage (terrorism coverage is mandatory for workers compensation). If the policyholder rejects coverage for certified acts of terrorism, we will only cover such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current commercial property reinsurance excludes certified acts of foreign terrorism and loss due to nuclear, biological or chemical agents. Insurers participating in the Terrorism Acts are required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses; (ii) premiums earned on such coverage; (iii) geographical location of exposures; (iv) pricing of such coverage; (v) the take-up rate for such coverage; and (vi) the amount of private reinsurance for acts of terrorism purchased. See Risk Factors- Terrorism" in Item 1A of this From 10-K.
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
EMPLOYEES
As of February 21, 2020, we had 1,978 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.
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

Information about our Executive Officers

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	63	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President, Chief Financial Officer	59	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Jason E. Berkey, Senior Vice President, Data and Analytics	45	Senior Vice President of Data and Analytics of STFC and State Auto Mutual, 1/20 to present; Vice President of Personal Lines of STFC and State Auto Mutual, 9/17 to 1/20; Vice President of STFC and State Auto Mutual, 10/15 to 9/17; vice president of American Insurance Group (“AIG”), 1/04 to 7/15.	2017
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	48	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Kim B. Garland, Senior Vice President, Personal & Commercial Lines and State Auto Labs	54	Senior Vice President of Personal & Commercial Lines of STFC and State Auto Mutual, and State Auto Labs, 1/20 to present, Senior Vice President of Commercial Lines of STFC and State Auto Mutual, 9/17 to 1/20; Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to 9/17; chief product officer of AIG consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
Elise D. Spriggs, Senior Vice President, Associate and External Relations	49	Senior Vice President, Associate and External Relations of STFC and State Auto Mutual, 10/17 to present; Senior Vice President, External and Government Affairs of STFC and State Auto Mutual, 3/16 to present; vice president and director of government relations, 7/11 to 6/15. Attorney, Carpenter, Lipps & Leland LLP, 06/15 to 03/16.	2016
Paul M. Stachura, Senior Vice President, Chief CARE Officer	62	Senior Vice President and Chief CARE Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President, Chief Information and Strategy Officer	51	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President, Chief Investment Officer	55	Vice President and Chief Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President, Chief Actuarial Officer	51	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	54	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of February 27, 2020.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
GENERAL RISK FACTORS
RESERVES
If our estimated liability for losses and loss expenses is incorrect, our loss reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.
We establish loss reserves based on actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of the liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the loss reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal developments and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag, or changes in the report lag, between the occurrence of an insured event and the time a claim is actually reported to us. We refine loss reserve estimates as part of a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to loss reserves in the results of operations for the periods in which the estimates are changed. In establishing loss reserves, we take into account estimated recoveries for reinsurance, salvage and subrogation.
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
Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our level of profitability or harm our financial condition, which in turn could adversely affect our ability to write new business. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather, wildfires and man-made events, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable. Additionally, catastrophe losses incurred by residual markets or pooling mechanisms (such as wind pools) in certain states could trigger assessments to us. Such assessments could be material and may not be recoupable, depending on the applicable state mechanism.
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
•our ability to use credit scoring, education and occupation, and other data methodologies in pricing and underwriting;
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
•our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake, wildfires, and wind/hail regions; and
•the general state of the economy in the states in which we operate.
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
We rely on services and products provided by various vendors. In the event that one or more of our vendors becomes unable to continue to provide products or services as anticipated, we may suffer operational impairment and financial loss. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. See Privacy section for further information.
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
PRIVACY
Privacy protection requirements for consumers are expanding from simply protecting personal information to a more consumer-driven model that allows individuals in some respects to control a company's ongoing storage and use of their personal information. Our failure to comply with such privacy laws could have an adverse effect on our business.
We continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws, and federal laws regulating the collection and use of data, as well as security and data breach obligations. Privacy protection requirements for consumers are expanding from simply protecting personal information to a more consumer-driven model that allows individuals in some respects to control a company's ongoing storage and use of their personal information. This expansion places an increased burden on us to be able to respond to a consumer’s request to know or request to permanently anonymize their data, and failure to comply could result in fines, penalties, or litigation which could have an adverse effect on our business.
The regulatory framework for privacy issues is evolving in the U.S. and worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws and regulations will be adopted at the state or federal level, or both, or existing laws and regulations may be interpreted in new ways that would affect our business. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could negatively impact the way we conduct business.
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
The personal lines products are influenced by a collection of loss cost trends. Driving patterns including behavioral changes like distracted driving, along with inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins initially decline prior to periods of increasing loss costs.
ECONOMIC CONDITIONS
Economic conditions may adversely affect our business.
A challenging national and global economy may adversely impact our business and results of operations. While the volatility of the economic climate makes it difficult for us to predict the overall impact of economic conditions on our business and results of operations, our business may be impacted in a variety of ways.
Economic conditions affect consumer behavior. For example, a decrease in gas prices may result in consumers driving more miles, leading to a possible increase in auto claim frequency. Negative economic conditions may cause consumers and businesses to decrease their spending, which may impact the demand for insurance products. For example, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. High levels of unemployment have a tendency to cause the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost healthcare benefits. Similarly, uninsured and under insured motorist claims may rise. Vacated homes and business properties pose increased insurance industry risk.

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
From time to time, various legislative initiatives are enacted or proposed that could materially impact our financial statements or tax positions. There can be no assurance that our effective tax rate or tax positions will not be adversely affected by enacted or proposed tax initiatives. In addition, United States federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2019, over 90% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Changes in U.S. immigration policies and laws could impact our ability to hire and retain foreign national employees working under visas, which could adversely affect our operations.
We have many foreign national employees who work for us under visas issued by the U.S. government. These foreign national employees are highly skilled with expertise in technology and other areas needed for the operation of our business. Recent changes to U.S. immigration policies and laws have placed more restrictions on the issuance and extension of work visas. These restrictions could make it more difficult for us to hire and retain these highly skilled employees, which could adversely affect our operations.
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
New digital carriers have entered the insurance marketplace over the past few years. These carriers typically market personal lines automobile or homeowners products direct to the consumer and do not utilize the independent agency system. As these carriers grow, their new customers will either be first time buyers of insurance products or customers leaving other carriers. Insuretech companies have also benefited from the evolving marketplace. Insurance companies, including State Auto, have been investing in these companies. Investing companies seek a business partner that will allow them to take advantage of new technology that can help a carrier either attract quality business or improve underwriting results, with an ultimate goal of improved financial performance. The growth of both the digital carriers and insuretech companies could impact the potential growth of other carriers.
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
RISKS RELATING TO STATE AUTO FINANCIAL CORPORATION
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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2019, we completed the rollout of our “State Auto Connect” digital quote and issue platform in states where we write private passenger auto and homeowners business. During 2019, we completed the launch of our new business owners’, commercial auto and small commercial umbrella products. The farm and ranch product has been added to the State Auto Connect platform and will be rolled out to agents in 2020. We intend to launch State Auto Connect for middle market commercial in 2020, and workers’ compensation in 2021. These new technology platforms are intended to provide us with quicker speed to market, improve ease of doing business for our policyholders and agents, lower our costs for maintenance and product introductions, and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2020 and beyond.
If we experience difficulties with outsourcing or other third party relationships, our ability to conduct business might be negatively impacted.
From time to time we may outsource certain business, information technology or administrative functions or otherwise rely on third parties for the performance of such functions for efficiency and cost saving purposes. If we fail to develop and implement our sourcing strategies or our third party providers fail to perform as expected, we may experience operational difficulties, increased costs, and a loss of business that may have a negative impact on our results of operations or financial condition.
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
The insurance marketplace is evolving and independent insurance agency distribution systems are growing rapidly. Our success depends on our ability and our independent agents’ ability to react to these changes.
As the insurance industry changes and the growth of the independent insurance agency distribution system evolves, our ability to adapt to these changes with our agents is critical. An influx of agencies are joining larger independent network agencies. Our dependence on network agencies and the percentage of the book of business they write with us can be positively or negatively affected by the collective business decisions those network agencies make.
CONTROL BY OUR PARENT COMPANY
State Auto Mutual owns a significant interest in us and may exercise its control in a manner detrimental to the interests of other STFC shareholders.
As of December 31, 2019, State Auto Mutual owned approximately 59.5% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
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
Our common shares are traded on the Nasdaq Global Select Market under the symbol STFC. As of February 21, 2020, there were 1,010 shareholders of record of our common shares.
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

2019	High	Low	Dividend
First Quarter	$34.99	$30.33	$0.10
Second Quarter	35.04	32.11	0.10
Third Quarter	36.45	28.46	0.10
Fourth Quarter	34.75	28.10	0.10

2018	High	Low	Dividend
First Quarter	$30.40	$25.92	$0.10
Second Quarter	34.31	27.59	0.10
Third Quarter	32.96	28.57	0.10
Fourth Quarter	35.05	28.75	0.10
(1) Adjusted for stock splits.
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2014, in STFC’s shares, the CRSP Total Return Index for the Nasdaq Stock Market (“Nasdaq Index”), and the CRSP Total Return Index for Nasdaq insurance stocks (“Nasdaq Ins. Index”), with dividends reinvested.

	2014	2015	2016	2017	2018	2019
STFC	100.00	92.66	120.66	131.05	153.20	139.60
Nasdaq Index	100.00	105.73	113.66	145.76	140.10	189.45
Nasdaq Ins. Index	100.00	106.45	123.10	127.02	116.21	147.24

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31
	2019	2018	2017	2016	2015
Statement of Income Data — GAAP Basis:
Earned premiums	$1,253.0	1,238.0	1,276.1	1,291.1	1,275.9
Net investment income	$80.4	84.9	78.8	74.7	71.7
Total revenues	$1,410.0	1,275.8	1,422.3	1,404.6	1,374.0
Net income (loss)	$87.4	12.8	(17.8)	19.2	52.3
Earned premium growth (decline)	1.2%	(3.0)%	(1.2)%	1.2%	19.4%
Return on average invested assets(1)	3.0%	3.2%	3.1%	3.1%	3.1%
Balance Sheet Data — GAAP Basis:
Total investments	$2,669.3	2,598.9	2,689.7	2,612.6	2,471.7
Total assets	$2,985.4	2,895.9	3,019.1	2,973.4	2,841.1
Total notes payable	$122.0	122.0	122.1	122.1	100.5
Total stockholders’ equity	$959.9	818.5	835.0	850.5	843.2
Common shares outstanding	43.6	43.3	42.4	41.8	41.3
Return on average equity	9.8%	1.5%	(2.1)%	2.3%	6.3%
Debt to capital ratio	11.3%	13.0%	12.8%	12.6%	10.6%
Per Common Share Data — GAAP Basis:
Basic EPS	$2.01	0.30	(0.42)	0.46	1.27
Diluted EPS	$1.96	0.29	(0.42)	0.46	1.26
Cash dividends per share	$0.40	0.40	0.40	0.40	0.40
Book value per share	$22.01	18.91	19.68	20.34	20.40
Common Share Price:
High	$36.45	35.05	30.85	27.42	27.37
Low	$28.10	25.92	22.11	17.84	20.01
Close at December 31	$31.02	34.04	29.12	26.81	20.59
Close price to book value per share	1.41	1.80	1.48	1.32	1.01
GAAP Ratios:
Loss and LAE ratio	67.4%	64.3	72.0	73.0	67.8
Expense ratio	35.3%	36.3	35.7	33.3	33.7
Combined ratio	102.7%	100.6	107.7	106.3	101.5
Statutory Ratios:
Loss and LAE ratio	67.6%	64.5	72.1	73.1	68.4
Expense ratio	34.7%	36.7	35.1	33.5	33.8
Combined ratio	102.3%	101.2	107.2	106.6	102.2
Net premiums written to surplus	1.4	1.4	1.5	1.5	1.6
(1) Invested assets include investments and cash equivalents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalized terms used in this Item 7 and not otherwise defined have the meanings ascribed to such terms under the caption “Important Defined Terms Used in this Form 10-K” which immediately precedes Part I of this Form 10-K. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K and the narrative description of our business contained in Item 1 of this Form 10-K. For information regarding our financial results for the fiscal year ended December 31, 2017, please see the discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Our reportable insurance segments are personal insurance and commercial insurance. These insurance segments are managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer. Investment operations is also a reportable segment. As previously reported, we have exited our specialty business, which has resulted in the elimination of our specialty insurance segment. As a result, effective January 1, 2019, the specialty insurance business is no longer a reportable segment as it no longer is material to our results and is disclosed as "specialty run-off." See “Personal and Commercial Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2019 is set forth in this Item 7 and in Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.
EXECUTIVE SUMMARY
In 2019, although we did not meet our goal of profitable growth, we made considerable progress toward positioning our company to be able to produce more consistent profitable results. Our personal and commercial lines' 101.2% SAP combined ratio and 10.2% net written premium growth fell short of our expectations, but were accompanied by efforts throughout our company to become more effective and efficient.
Insurance Operations
Our personal lines business did not meet our expectations for profit or growth in 2019. Personal lines were impacted by technology and pricing issues in our personal auto and homeowners' products, that should be addressed with the introduction of an updated pricing model in 2020. We also experienced execution challenges during upgrades of our platform architecture. We have addressed those issues, as well. In commercial lines, we delivered profit and strong growth. This was the result of two years of rebuilding our commercial lines teams and products. We are well positioned to continue delivering outstanding results in this part of our business.
Claims
Our Claims and Risk Engineering (CARE) organization is focused on providing an exceptional customer experience for those who rely on us during some of their greatest times of need. Our CARE team is continually exploring new ways to streamline and improve the claim process through the use of technology, while keeping in mind that people ultimately make the difference. We are committed to improving all aspects of the claim experience for our customers.
Technology
In 2019, we completed the multi-year rollout of our digital quote and issue platform for personal lines, small commercial and commercial auto, which continued to drive significant growth. The flexibility of this platform allows us to offer new products and rates and incorporates advanced data analytics, giving us the ability to more efficiently match rate to risk. Throughout 2019, our efforts were focused on delivering a stable technology experience for our agents and policyholders, while working toward a 2020 launch of farm and ranch and middle market commercial on the new platform, followed by workers' compensation in 2021.
Culture
Our culture is central to our progress to date, and will remain critical to our future success. We encourage openness, candor, transparency, creativity and challenge. Our associates are expected to act like owners by participating, asking questions, challenging assumptions and proposing solutions. We believe the culture that we have created enables us to move quickly and effectively, with agents and customers at the forefront. It also includes a shared commitment to the communities in which we live and work, which has been at the heart of our company since our founding. Our success will be measured not only in our business performance, but in the difference we make in our communities.
Moving forward
We remain focused on operational excellence, which means getting better at everything we do, every day. At the same time, we are committed to more effective execution of the many efforts underway to further strengthen our company. We strive to continually improve our digital technology platform, while adjusting to the needs of our agency partners, customers and the broader marketplace. As a result of the rebuilding of our company, we are well positioned to take advantage of the growing disruption in the P&C industry and deliver sustained, consistent profitable growth.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2019.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2019 and 2018:

($ millions, except per share data)	2019	2018
GAAP Basis:
Total revenues	$1,410.0	$1,275.8
Income before federal income taxes	$107.0	$12.9
Net income	$87.4	$12.8
Stockholders’ equity	$959.9	$818.5
Book value per share	$22.01	$18.91
Return on average equity	9.8%	1.5%
Debt to capital ratio	11.3%	13.0%
Cat loss and ALAE ratio	8.0%	5.8%
Non-cat loss and LAE ratio	59.4%	58.5%
Loss and LAE ratio	67.4%	64.3%
Expense ratio	35.3%	36.3%
Combined ratio	102.7%	100.6%
Premiums written growth	8.9%	(4.7)%
Investment yield	3.0%	3.2%

SAP Basis:
Cat loss and ALAE ratio	8.0%	5.8%
Non-cat loss and ALAE ratio	53.5%	52.7%
ULAE ratio	6.1%	6.0%
Loss and LAE ratio	67.6%	64.5%
Expense ratio	34.7%	36.7%
Combined ratio	102.3%	101.2%
Net premiums written to surplus	1.4	1.4
The following highlights significant factors that impacted our 2019 net income of $87.4 million:
•Net investment gain was $74.2 million, which included $73.8 million of unrealized gains from equity securities and other invested assets. Net investment income was $80.4 million, which included $62.3 million of income from the fixed maturities portfolio.
•Earned premiums were $1,253.0 million, which reflected new business growth in homeowners, commercial auto, middle market commercial, and other personal as well as increased rates in personal auto.
•The SAP catastrophe loss and ALAE ratio was 8.0%, or $100.5 million. 2019 was impacted by (i) severe wind and hail storms, approximately half of which occurred in Texas, and (ii) adverse development of prior accident year catastrophe losses in the specialty run-off business relating to Hurricanes Irma and Harvey.
•The SAP non-cat loss and ALAE ratio was 53.5%, or $669.7 million. Non-catastrophe losses and ALAE included 5.8 points of favorable development relating to prior years, or $72.4 million, primarily from the commercial insurance segment which contributed $58.8 million. The current accident year non-cat loss and ALAE was primarily impacted by non-cat weather losses and large losses, including fires.
The following highlights significant factors that impacted our 2018 net income of $12.8 million:
•Net investment loss of $49.7 million, which was impacted by $57.4 million of unrealized losses from equity securities and other invested assets due to the adoption of ASU 2016-01 effective January 1, 2018 which requires changes in fair value for equity securities and other invested assets still held to be reported through net income.

•Earned premiums were $1,238.0 million and reflected new business growth in the personal insurance segment and the exit of the specialty business.
•The catastrophe loss and ALAE ratio was 5.8%, or $71.7 million. 2018 was impacted by wind and hail storms.
•The SAP non-cat loss and ALAE ratio was 52.7%, or $653.0 million. Non-catastrophe losses and ALAE included 6.2 points of favorable development relating to prior years, or $76.6 million. The personal and commercial insurance segments contributed 7.0 points, or $79.7 million, due primarily to lower than anticipated severity emerging from multiple accident years with the majority of favorable development from the 2016 and 2017 accident years.
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

Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2019 and 2018:

($ in millions)
2019	Personal & Commercial	Specialty run-off	Total

Net written premiums	$1,318.8	$(0.7)	$1,318.1
Net earned premiums	1,247.9	5.1	1,253.0
Losses and LAE incurred:
Cat loss and ALAE	89.9	10.6	100.5
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(71.3)	(1.1)	(72.4)
Current accident year non-cat loss and ALAE	736.9	5.2	742.1
Total non-cat loss and ALAE	665.6	4.1	669.7
Total Loss and ALAE	755.5	14.7	770.2
ULAE	78.3	(2.0)	76.3
Total Loss and LAE	833.8	12.7	846.5
Underwriting expenses	454.0	3.1	457.1
Net underwriting loss	$(39.9)	$(10.7)	$(50.6)

Cat loss and ALAE ratio	7.2%	N/M(1)	8.0%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(5.7)%	N/M	(5.8)%
Current accident year non-cat loss and ALAE ratio	59.0%	N/M	59.3%
Total non-cat loss and ALAE ratio	53.3%	N/M	53.5%
Total Loss and ALAE ratio	60.5%	N/M	61.5%
ULAE ratio	6.3%	N/M	6.1%
Total Loss and LAE ratio	66.8%	N/M	67.6%
Expense ratio	34.4%	N/M	34.7%
Combined ratio	101.2%	N/M	102.3%
(1)N/M = Not Meaningful

($ in millions)
2018	Personal & Commercial	Specialty run-off	Total

Net written premiums	$1,196.3	$14.0	$1,210.3
Net earned premiums	1,138.2	99.8	1,238.0
Losses and LAE incurred:
Cat loss and ALAE	70.3	1.4	71.7
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(79.7)	3.1	(76.6)
Current accident year non-cat loss and ALAE	659.0	70.6	729.6
Total non-cat loss and ALAE	579.3	73.7	653.0
Total Loss and ALAE	649.6	75.1	724.7
ULAE	67.9	5.5	73.4
Total Loss and LAE	717.5	80.6	798.1
Underwriting expenses	425.8	18.8	444.6
Net underwriting (loss) gain	$(5.1)	$0.4	$(4.7)

Cat loss and ALAE ratio	6.2%	1.4%	5.8%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(7.0)%	3.1%	(6.2)%
Current accident year non-cat loss and ALAE ratio	57.9%	70.8%	58.9%
Total non-cat loss and ALAE ratio	50.9%	73.9%	52.7%
Total Loss and ALAE ratio	57.1%	75.3%	58.5%
ULAE ratio	5.9%	5.5%	6.0%
Total Loss and LAE ratio	63.0%	80.8%	64.5%
Expense ratio	35.6%	133.7%	36.7%
Combined ratio	98.6%	214.5%	101.2%

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line of business for our personal insurance segment for the years ended December 31, 2019 and 2018:
Table 1

($ in millions)
2019	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$424.5	$326.0	$41.9	$792.4
Net earned premiums	428.3	295.9	35.0	759.2
Losses and LAE incurred:
Cat loss and ALAE	6.0	60.1	5.0	71.1
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(10.7)	0.3	(2.1)	(12.5)
Current accident year non-cat loss and ALAE	284.8	142.7	16.1	443.6
Total non-cat loss and ALAE	274.1	143.0	14.0	431.1
Total Loss and ALAE	280.1	203.1	19.0	502.2
ULAE	30.1	19.9	1.2	51.2
Total Loss and LAE	310.2	223.0	20.2	553.4
Underwriting expenses	129.9	102.5	13.2	245.6
Net underwriting (loss) gain	$(11.8)	$(29.6)	$1.6	$(39.8)

Cat loss and ALAE ratio	1.4%	20.3%	14.1%	9.4%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(2.5)%	0.1%	(5.9)%	(1.7)%
Current accident year non-cat loss and ALAE ratio	66.5%	48.2%	45.9%	58.5%
Total non-cat loss and ALAE ratio	64.0%	48.3%	40.0%	56.8%
Total Loss and ALAE ratio	65.4%	68.6%	54.1%	66.2%
ULAE ratio	7.0%	6.8%	3.4%	6.7%
Total Loss and LAE ratio	72.4%	75.4%	57.5%	72.9%
Expense ratio	30.6%	31.4%	31.6%	31.0%
Combined ratio	103.0%	106.8%	89.1%	103.9%

Table 2

($ in millions)
2018	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$424.8	$273.1	$28.6	$726.5
Net earned premiums	402.0	248.8	23.1	673.9
Losses and LAE incurred:
Cat loss and ALAE	4.9	41.3	2.5	48.7
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(24.4)	(7.3)	(1.1)	(32.8)
Current accident year non-cat loss and ALAE	265.8	106.6	12.2	384.6
Total non-cat loss and ALAE	241.4	99.3	11.1	351.8
Total Loss and ALAE	246.3	140.6	13.6	400.5
ULAE	24.9	16.1	0.8	41.8
Total Loss and LAE	271.2	156.7	14.4	442.3
Underwriting expenses	126.1	91.6	10.6	228.3
Net underwriting gain (loss)	$4.7	$0.5	$(1.9)	$3.3

Cat loss and ALAE ratio	1.2%	16.6%	11.0%	7.2%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(6.1)%	(2.9)%	(4.9)%	(4.9)%
Current accident year non-cat loss and ALAE ratio	66.1%	42.9%	52.8%	57.1%
Total non-cat loss and ALAE ratio	60.0%	40.0%	47.9%	52.2%
Total Loss and ALAE ratio	61.2%	56.6%	58.9%	59.4%
ULAE ratio	6.2%	6.4%	3.3%	6.2%
Total Loss and LAE ratio	67.4%	63.0%	62.2%	65.6%
Expense ratio	29.7%	33.6%	36.9%	31.4%
Combined ratio	97.1%	96.6%	99.1%	97.0%

All new business is now issued through State Auto Connect, a fully digital quote and issue platform that incorporates advanced data analytics and updated pricing models. The flexibility of this platform allows us to offer new products and coverages. This platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. We started the rollout of State Auto Connect in five states in 2016 and launched the final state in January 2019.
The personal insurance segment's net written premiums for the year ended December 31, 2019 increased 9.1% compared to 2018 (Tables 1 - 2), primarily driven by new business growth and increased rates in homeowners and other personal. The new business growth resulted in higher levels of policies in force for homeowners during 2019 compared to 2018. Partially offsetting the 2019 net written premium growth was a decrease in personal auto net written premiums primarily driven by a decline in new business and retention when compared to 2018.
The personal insurance segment's SAP catastrophe loss ratio for the year ended December 31, 2019 was 9.4%, compared to 7.2% in 2018 (Tables 1 - 2). During 2019, catastrophe losses, primarily wind and hail storms, were more severe when compared to the same 2018 period, with most of the catastrophe losses impacting homeowners. While the number of catastrophe events in 2019 was flat when compared to 2018, the 2019 events were more severe with over half of the reported losses occurring in Texas. During 2018, catastrophe losses were primarily related to wind and hail storms with approximately one-third of the losses occurring in Texas and Colorado.
The personal insurance segment's SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 was 56.8% compared to 52.2% in 2018. (Tables 1 - 2).

The personal auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 increased 4.0 points when compared to the same 2018 period (Tables 1 - 2). Favorable development of prior accident year losses improved the 2019 loss ratio by 2.5 points compared to 6.1 points in 2018. The 3.6 points of less favorable development in 2019 was across multiple coverages including bodily injury and uninsured and under-insured motorist coverages as well as adverse development of property damage claims, primarily from the 2018 and 2017 accident years. The 2018 prior accident year favorable development was primarily attributable to lower than anticipated severity for bodily injury claims from the 2016 and 2017 accident years.
The homeowners SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 increased 8.3 points when compared to the same 2018 period (Tables 1 - 2). The current accident year loss ratio increased 5.3 points when compared to 2018, primarily attributable to an elevated level of non-cat weather losses. The 2019 prior accident year losses were minimally impacted by development compared to favorable development of 2.9 points in 2018. The 2018 prior accident year favorable development was primarily attributable to favorable emergence on liability claims from multiple accident years.
Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line of business for our commercial insurance segment for the years ended December 31, 2019 and 2018:
Table 3

($ in millions)
2019	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$109.5	$122.4	$149.2	$76.7	$50.0	$18.6	$526.4
Net earned premiums	91.4	119.2	134.3	78.2	48.5	17.1	488.7
Losses and LAE incurred:
Cat loss and ALAE	0.3	7.9	8.2	—	2.4	—	18.8
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.7)	(15.2)	(11.8)	(20.9)	(3.0)	(3.2)	(58.8)
Current accident year non-cat loss and ALAE	57.9	64.0	83.5	54.4	23.2	10.3	293.3
Total non-cat loss and ALAE	53.2	48.8	71.7	33.5	20.2	7.1	234.5
Total Loss and ALAE	53.5	56.7	79.9	33.5	22.6	7.1	253.3
ULAE	5.7	5.7	6.3	6.9	1.8	0.7	27.1
Total Loss and LAE	59.2	62.4	86.2	40.4	24.4	7.8	280.4
Underwriting expenses	43.9	47.2	59.8	27.2	22.7	7.6	208.4
Net underwriting (loss) gain	$(11.7)	$9.6	$(11.7)	$10.6	$1.4	$1.7	$(0.1)

Cat loss and ALAE ratio	0.4%	6.6%	6.1%	—%	4.9%	—%	3.9%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.1)%	(12.8)%	(8.8)%	(26.8)%	(6.0)%	(18.8)%	(12.0)%
Current accident year non-cat loss and ALAE ratio	63.3%	53.8%	62.2%	69.7%	47.8%	60.1%	60.0%
Total non-cat loss and ALAE ratio	58.2%	41.0%	53.4%	42.9%	41.8%	41.3%	48.0%
Total Loss and ALAE ratio	58.6%	47.6%	59.5%	42.9%	46.7%	41.3%	51.9%
ULAE ratio	6.2%	4.8%	4.7%	8.8%	3.7%	4.1%	5.5%
Total Loss and LAE ratio	64.8%	52.4%	64.2%	51.7%	50.4%	45.4%	57.4%
Expense ratio	40.1%	38.6%	40.1%	35.5%	45.4%	40.9%	39.6%
Combined ratio	104.9%	91.0%	104.3%	87.2%	95.8%	86.3%	97.0%

Table 4

($ in millions)
2018	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$77.1	$119.2	$121.3	$89.0	$46.8	$16.4	$469.8
Net earned premiums	75.1	120.9	116.8	90.7	45.0	15.8	464.3
Losses and LAE incurred:
Cat loss and ALAE	0.2	10.7	7.2	—	3.3	0.2	21.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(8.4)	(9.6)	(8.0)	(13.3)	(2.7)	(4.9)	(46.9)
Current accident year non-cat loss and ALAE	47.3	68.8	71.5	56.5	22.1	8.2	274.4
Total non-cat loss and ALAE	38.9	59.2	63.5	43.2	19.4	3.3	227.5
Total Loss and ALAE	39.1	69.9	70.7	43.2	22.7	3.5	249.1
ULAE	4.2	6.2	5.6	7.2	1.8	1.1	26.1
Total Loss and LAE	43.3	76.1	76.3	50.4	24.5	4.6	275.2
Underwriting expenses	35.8	53.6	49.5	29.1	21.3	8.2	197.5
Net underwriting (loss) gain	$(4.0)	$(8.8)	$(9.0)	$11.2	$(0.8)	$3.0	$(8.4)

Cat loss and ALAE ratio	0.3%	8.8%	6.1%	—%	7.3%	1.4%	4.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(11.2)%	(7.9)%	(6.8)%	(14.7)%	(6.0)%	(31.0)%	(10.1)%
Current accident year non-cat loss and ALAE ratio	63.0%	56.9%	61.2%	62.3%	49.2%	52.3%	59.1%
Total non-cat loss and ALAE ratio	51.8%	49.0%	54.4%	47.6%	43.2%	21.3%	49.0%
Total Loss and ALAE ratio	52.1%	57.8%	60.5%	47.6%	50.5%	22.7%	53.6%
ULAE ratio	5.6%	5.1%	4.8%	7.9%	3.9%	6.8%	5.6%
Total Loss and LAE ratio	57.7%	62.9%	65.3%	55.5%	54.4%	29.5%	59.2%
Expense ratio	46.5%	44.9%	40.8%	32.7%	45.6%	50.0%	42.0%
Combined ratio	104.2%	107.8%	106.1%	88.2%	100.0%	79.5%	101.2%

In October 2017, we launched State Auto Connect for new business in one state for our commercial auto and small commercial package products. Similar to the State Auto Connect platform for our personal insurance products, the State Auto Connect commercial lines platform is completely digital and incorporates data analytics and more sophisticated pricing models compared to our legacy underwriting systems. This platform enables our agents to submit, quote, bind, issue and bill policies through a completely digital and integrated platform. During 2018, we completed the rollout of State Auto Connect for commercial auto, and in January 2019 we finished the rollout of State Auto Connect for small commercial package. We anticipate launching our farm and ranch product in State Auto Connect during the first quarter of 2020, our middle market commercial product during the second half of 2020 followed by workers' compensation in 2021.
The commercial insurance segment's net written premiums for the year ended December 31, 2019 increased 12.0% compared to 2018 (Tables 3 - 4), primarily driven by new business growth in commercial auto and middle market commercial. The 2019 increases were partially offset by a decrease in net written premiums in workers’ compensation due to lower retention as a result of the continued intense competition in this market.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the year ended December 31, 2019 was 3.9% compared to 4.6% in 2018 (Tables 3 - 4). Catastrophe events impacting the commercial insurance segment for 2019 were less severe when compared to 2018.
The commercial insurance segment's SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 was 48.0% compared to 49.0% in 2018. (Tables 3 - 4).
The commercial auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 increased 6.4 points when compared to 2018 (Tables 3 - 4). The non-catastrophe loss and ALAE ratio for 2019 was impacted by less favorable development of prior accident year losses of 5.1 points compared to favorable development of 11.2 points in 2018. The 2019 favorable development was primarily from the 2017 and 2018 accident years. The 2018 favorable development was primarily attributable to lower than anticipated bodily injury severity from the 2016 and 2017 accident years.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 improved 8.0 points compared to 2018 (Tables 3 - 4) primarily driven by greater favorable development of prior accident year losses attributable to lower than expected bodily injury severity from multiple accident years. In addition, 2019 was impacted by a lower level of current accident year property losses when compared to the same 2018 period, which was impacted by more weather-related claims and large fire losses.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 improved 1.0 point compared to 2018 (Tables 3 - 4). The 2019 improvement was primarily driven by greater favorable development of prior accident year losses due to lower than expected bodily injury claim severity from multiple accident years. Partially offsetting the 2019 improvement in the non-catastrophe loss and ALAE ratio when compared to 2018 were large fire losses in the current accident year, including a single large loss that added 2.0 points to the loss ratio.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2019 improved 4.7 points when compared to the same 2018 period. The 2019 loss ratio was impacted by greater favorable development of prior accident year losses when compared to the same 2018 period, primarily due to lower than anticipated severity from multiple accident years. Partially offsetting the 2019 improvement was a higher current accident year loss ratio when compared to 2018, which reflected (i) elevated claim frequency and severity, and (ii) a single large loss that added 3.5 points to the loss ratio.
Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2019 and 2018:

($ millions)	2019	% GAAP Loss and LAE Ratio	2018	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$913.5	72.9%	$876.6	70.8%
Prior years	(68.7)	(5.5)%	(80.2)	(6.5)%
Total losses and loss expenses	$844.8	67.4%	$796.4	64.3%

The following table sets forth a tabular presentation of the development of the ultimate liability of prior accident years by line of business for the years ended December 31, 2019 and 2018:

($ millions)	2019	2018
	(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(10.7)	$(24.4)
Homeowners	0.3	(7.3)
Other Personal	(2.1)	(1.1)
Total Personal Insurance Segment	(12.5)	(32.8)
Commercial Insurance Segment:
Commercial Auto	(4.7)	(8.4)
Small Commercial Package	(15.2)	(9.6)
Middle Market Commercial	(11.8)	(8.0)
Workers' Compensation	(20.9)	(13.3)
Farm & Ranch	(3.0)	(2.7)
Other Commercial	(3.2)	(4.9)
Total Commercial Insurance Segment	(58.8)	(46.9)
Specialty run-off	(1.1)	3.1
Total non-cat loss and ALAE	(72.4)	(76.6)
Cat loss and ALAE:
Personal Insurance Segment	(4.2)	0.3
Commercial Insurance Segment	(0.8)	2.7
Specialty run-off	10.7	0.5
Total cat loss and ALAE	5.7	3.5
ULAE	(2.0)	(7.1)
Total	$(68.7)	$(80.2)

For further information, see the discussion below and the "Personal Insurance Segment" and "Commercial Insurance Segment" sections of “Results of Operations – Insurance Segments” included in this Item 7.
The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2019:

($ millions) Accident Year	2019
(Redundancy)/Deficiency
2009 and prior	$(2.6)
2010	(1.9)
2011	(1.6)
2012	(2.0)
2013	(3.5)
2014	(4.6)
2015	(10.8)
2016	(5.9)
2017	(11.9)
2018	(23.9)
Total	$(68.7)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2019 development were as follows:

•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $58.8 million of favorable development, driven by workers’ compensation, small commercial package, and middle market commercial which contributed $20.9 million, $15.2 million, and $11.8 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.
•The personal insurance segment non-catastrophe loss and ALAE reserves contributed $12.5 million of the favorable development, driven by personal auto which contributed $10.7 million of favorable development, primarily due to lower than anticipated bodily injury severity.
•ULAE was $2.0 million lower than anticipated in the reserves at December 31, 2018.
•Catastrophe reserves in specialty run-off contributed $10.7 million of adverse development primarily from Hurricanes Irma and Harvey. Partially offsetting the adverse development in specialty run-off was $5.0 million of favorable development in the personal and commercial insurance segments.
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

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2018 development were as follows:
•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $46.9 million of favorable development, driven by workers’ compensation, small commercial package, commercial auto, and middle market commercial, which contributed $13.3 million, $9.6 million, $8.4 million and $8.0 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.
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
•The specialty run-off non-catastrophe loss and ALAE reserves accounted for $3.1 million of adverse development, which was driven by E&S casualty and programs with adverse development of $2.7 million and $1.2 million, respectively. E&S casualty adverse development was primarily due to higher ultimate loss estimates for healthcare and umbrella product lines, with the development being spread across accident years 2014 through 2017. For programs, adverse development was due primarily to higher ultimate loss estimates for certain programs with auto liability and contractors liability exposure. Slightly offsetting the adverse development was $0.8 million of favorable development in E&S property.
•Catastrophe reserves contributed $3.5 million of adverse development.

The following table sets forth loss and loss expenses payable by major line of business at 2019 and 2018:

($ millions)	2019	2018	$ Change
Personal Insurance Segment:
Personal auto	$162.9	$173.2	$(10.3)
Homeowners	69.2	53.2	16.0
Other Personal	15.1	14.1	1.0
Total Personal Insurance Segment	247.2	240.5	6.7
Commercial Insurance Segment:
Commercial Auto	76.7	78.9	(2.2)
Small Commercial Package	110.5	120.0	(9.5)
Middle Market Commercial	152.8	147.2	5.6
Workers’ Compensation	187.8	195.4	(7.6)
Farm & Ranch	13.3	12.9	0.4
Other Commercial	30.9	27.5	3.4
Total Commercial Insurance Segment	572.0	581.9	(9.9)
Specialty run-off:
E&S Property	27.8	33.1	(5.3)
E&S Casualty	145.9	186.8	(40.9)
Programs	60.0	99.0	(39.0)
Total Specialty run-off	233.7	318.9	(85.2)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,052.9	$1,141.3	$(88.4)

The loss and loss expenses payable at December 31, 2019 decreased $88.4 million from the loss and loss expenses payable at December 31, 2018, primarily due to the run-off of specialty business.
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
Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses were $442.0 million in 2019 compared to $449.8 million in 2018. Acquisition and operating expenses for 2019 decreased when compared to 2018 primarily due to a decrease in variable incentive compensation and amortization of deferred acquisition costs, partially offset by increases in report ordering costs and EDP software cost amortization.
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
Our externally managed equity portfolio invests in international funds. External managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside investment managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us; however, there may be slight differences in their objectives when compared to how we manage our large-cap equity holdings.
At December 31, 2019, our investments in fixed maturities, equity securities and certain other invested assets were carried at fair value. The unrealized holding gains or losses of our available-for-sale fixed maturities, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01 which, among other things, requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment gain (loss)" in the condensed consolidated statements of income for the years ended December 31, 2019 and 2018, respectively.

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2019 and 2018:

($ millions)	2019	% of Total	2018	% of Total
Cash and cash equivalents	$78.0	2.8%	$59.8	2.2%
Fixed maturities, at fair value:
Fixed maturities	1,992.3	72.5%	2,017.1	75.9%
Treasury inflation-protected securities	135.6	5.0%	142.4	5.4%
Total fixed maturities	2,127.9	77.5%	2,159.5	81.3%
Notes receivable from affiliate (1)	70.0	2.5%	70.0	2.6%
Equity securities:
Large-cap securities	104.4	3.8%	77.2	2.9%
Mutual and exchange traded funds	290.8	10.6%	237.8	8.9%
Total equity securities	395.2	14.4%	315.0	11.8%
Other invested assets:
International instruments	56.4	2.1%	38.5	1.5%
Other invested assets	13.3	0.5%	10.3	0.4%
Total other invested assets	69.7	2.6%	48.8	1.9%
Other invested assets, at cost	6.5	0.2%	5.6	0.2%
Total portfolio	$2,747.3	100.0%	$2,658.7	100.0%

(1) In May 2009, we entered into two separate credit agreements with State Auto Mutual. Under these credit agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. In May 2019, the Company refinanced the two credit agreements at an interest rate of 4.05%, with principal payable in May 2029.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2019:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$107.9	$108.8
Due after 1 year through 5 years	565.4	575.0
Due after 5 years through 10 years	158.1	166.2
Due after 10 years	602.6	625.4
U.S. government agencies residential mortgage-backed securities	646.0	652.5
Total	$2,080.0	$2,127.9

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2019, our equity portfolio consisted of approximately 38 different large-cap stocks and 17 mutual and exchange traded funds. The largest single fund holding was 18.7% of the equity portfolio based on fair value and the top ten positions accounted for 68.6% of the equity portfolio. At December 31, 2018, our equity portfolio consisted of approximately 42 different large-cap stocks and 16 mutual and exchange traded funds. The largest single fund holding was 22.2% of the equity portfolio based on fair value and the top ten positions accounted for 72.6% of the equity portfolio.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.17 and 4.23 as of December 31, 2019 and 2018, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2019:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$664.3	$618.5	$578.2	$540.7	$506.3
Obligations of states and political subdivisions	459.5	442.0	425.4	409.1	390.8
Corporate securities	501.1	486.1	471.8	457.6	443.7
U.S. government agencies mortgage-backed securities	687.3	670.1	652.5	639.3	611.9
Balance as of December 31, 2019	$2,312.2	$2,216.7	$2,127.9	$2,046.7	$1,952.7

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 88.9% of the bonds we own are rated A or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2019, approximately $652.5 million, or 30.7%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
The following table sets forth the credit ratings of our municipal securities based on ratings by nationally recognized rating agencies at December 31, 2019:

($ millions)
Rating	Total fair value	%
AAA	$31.8	7.5
AA*	308.5	72.5
A	75.6	17.8
BBB	9.5	2.2
Total	$425.4	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.

We believe our Muni Portfolio is well diversified by issuer and state. We have 4.9% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 5.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 15% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 61.3% of our Muni Portfolio and state and local government general obligation bonds make up 22.7% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
At December 31, 2019, our large-cap equity portfolio had a weighted beta of 1.02 using the S&P 500 Index as the benchmark. At December 31, 2019, our mutual and exchange traded funds portfolio had a weighted beta of 1.00 using the S&P 500 Index and the CRSP US Small Cap Index as benchmarks. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the large-cap equity portfolio and the mutual fund and ETF portfolio given a change in the respective index at December 31, 2019:

Large-cap equity portfolio:
Fair value ($ millions)	$125.7	$115.0	$104.4	$93.7	$83.1
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

Mutual fund and ETF portfolio:
Fair value ($ millions)	$348.9	$319.9	$290.8	$261.7	$232.6
Change in Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%
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
At December 31, 2019, we had one international fund, which was included in other invested assets. The international fund had a beta of 0.71 using the MSCI EAFE Index as a benchmark. The following table sets forth what changes might occur in the value of Funds 1 given a change in the MSCI EAFE Index at December 31, 2019:

International fund:
Fair value ($ millions)	$64.4	$60.4	$56.4	$52.4	$48.4
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity value may differ significantly from what is shown in the table above.

Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2019 and 2018:

($ millions)	Year Ended December 31
	2019	2018
Gross investment income:
Fixed maturities	$62.3	$65.3
Equity securities	13.2	13.4
Other	5.5	7.2
Total gross investment income	81.0	85.9
Less: Investment expenses	0.6	1.0
Net investment income	$80.4	$84.9

Average invested assets (at cost)	$2,635.4	$2,691.1
Annualized investment yield	3.0%	3.2%
Annualized investment yield, after tax	2.5%	2.6%
Net investment income, after tax	$65.7	$69.3
Effective tax rate	18.2%	18.3%

Our investment operations revenue for the year ended December 31, 2019 decreased when compared to the same 2018 period due to (i) lower yields on bonds purchased and bonds owned in the portfolio, (ii) decreased income from our TIPS bonds, driven by the change in the CPI Index, and (iii) a slightly smaller bond portfolio.
The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2019 and 2018:

($ millions)	2019		2018
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$3.5	$308.8	$2.0	$98.0
Equity securities	2.4	25.2	6.6	88.5
Total realized gains	$5.9	$334.0	$8.6	$186.5
Realized losses:
Equity securities:
Sales	$(4.2)	$20.2	$(0.9)	$9.3
Other invested assets	—	1.3	—	1.2
Total realized losses	$(4.2)	$21.5	$(0.9)	$10.5
Net realized gains on investments	$1.7	$355.5	$7.7	$197.0

We did not recognize any impairments on our fixed maturity portfolio during 2019 or 2018. When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators.

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2019, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2019:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.3	36	$(3.3)	28	$578.2
Obligations of states and political subdivisions	404.3	21.1	86	—	—	425.4
Corporate securities	460.5	11.7	58	(0.4)	7	471.8
U.S. government agencies mortgage-backed securities	646.0	11.1	57	(4.6)	47	652.5
Total available-for-sale fixed maturities	$2,080.0	$56.2	237	$(8.3)	82	$2,127.9

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2019 and 2018, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2019:

($ millions)	2019	2018	$ Change
Available-for-sale investments
Unrealized holding gains (losses):
Fixed maturities	$47.9	$(28.7)	$76.7
Net deferred federal income tax	(10.1)	6.0	(16.1)
Unrealized gains (losses), net of tax	$37.8	$(22.7)	$60.6

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2019.
Other Items
Income Taxes
For the year ended December 31, 2019, the federal income tax expense was $19.6 million compared to $0.1 million for 2018. Our effective tax rate for 2019 was 18.3% compared with 0.5% in 2018. The change in our effective tax rate in 2019 when compared to 2018 was primarily due to unrealized gains in 2019 versus unrealized losses in 2018 in relation to the tax exempt income that remained comparable.
See “Critical Accounting Policies — Income Taxes” included in this Item 7. See Note 9, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2019 and 2018.
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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C’s $100.0 million open line of credit with the Federal Home Loan Bank of Cincinnati (the “FHLB”) is available for general corporate purposes, which includes funding for any of our liquidity needs. See “Liquidity and Capital Resources – Borrowing Arrangements" included in this Item 7.
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
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2019 or 2018.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2019 and 2018, we had $78.0 million and $59.8 million, respectively, in cash and cash equivalents, and $2,592.8 million and $2,523.3 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.3 million and $8.9 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2019 and 2018. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Results of Operations – Investments Operations Segment” included in this Item 7.
Net cash used in operating activities was $43.9 million and $13.4 million in 2019 and 2018, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income.
Net cash provided by investing activities was $74.1 million in 2019, compared to net cash used by investing activities of $16.0 million in 2018. The change from 2019 compared to 2018 was primarily driven by increases in the proceeds from the sales and maturities of fixed maturities partially offset by an increase in the purchases of fixed maturities.
Net cash used in financing activities was $12.0 million and $2.3 million in 2019 and 2018, respectively. The change was primarily driven by a decrease in stock option exercises in 2019 when compared to 2018.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2020, and our current intention is to renew the OLC for another year. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2019, no advances had been made under the OLC.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2019 and 2018 were 6.11% and 6.94%, respectively.
Notes Payable Summary
The following table sets forth our notes payable at December 31, 2019:

($ millions)	Carrying Value	Fair Value	Interest Rate
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	$15.2	$15.2	6.11%
FHLB loan due 2033: issued $85.0 million, May 2018 with fixed interest	85.3	97.8	3.96%
FHLB loan due 2021: issued $21.5 million , September 2016 with fixed interest	21.5	21.5	1.73%
Total notes payable	$122.0	$134.5

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Liquidity and Capital Resources – Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2019, we had $15.2 million notes payable with variable interest and $85.3 million and $21.5 million of notes payable with interest fixed at 3.96% and 1.73%, respectively, which equated to approximately 12.5% variable interest debt and 87.5% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Liquidity and Capital Resources –Contractual Obligations” included in this Item 7.
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
Adverse Development Cover
The State Auto Group has an adverse development reinsurance agreement implemented at the end of 2014, that provides for $40.0 million of coverage for adverse claims development in excess of carried reserves as of November 30, 2014 for the terminated restaurant program business previously underwritten by a MGU-subsidiary of State Auto Mutual.
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

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2019:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,052.9	$463.1	$370.1	$117.1	$102.6
Notes payable(2):
FHLB loan due 2021: issued $21.5 million, September 2016 with fixed interest	21.5	—	21.5	—	—
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	85.0	—	—	—	85.0
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
Total notes payable	122.0	—	21.5	—	100.5
Interest payable (2):
FHLB loan due 2021: issued $21.5 million, September 2016 with fixed interest	0.8	0.4	0.4	—	—
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	48.8	3.4	6.7	6.7	32.0
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	13.7	0.9	1.9	1.9	9.0
Total interest payable	63.3	4.7	9.0	8.6	41.0
Postretirement benefits	18.0	2.1	3.9	3.6	8.4
Pension funding(4)	66.1	6.3	13.7	14.0	32.1
Total	$1,322.3	$476.2	$418.2	$143.3	$284.6

(1)	We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. Under the current Pooling Arrangement, STFC will recover 35% of these payments. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2018, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2019 of 1.9138% plus 4.20%, or 6.1138%.
(4)	These amounts are estimates of ERISA minimum funding levels based on adjustments to prior year assumptions for our defined benefit pension plan and do not represent an estimate of our expected contributions. Funding levels generally are not determined until later in the year with respect to the contribution year. See Note 10, “Pension and Postretirement Benefits Plans” to our consolidated financial statements included in Item 8 of this Form 10-K for a tabular presentation of expected benefit payments from the State Auto Group’s defined benefit pension plan.

The cost of leases and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.
Regulatory Considerations
At December 31, 2019 and 2018, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2019 and 2018:

Statutory Leverage Ratios	2019	2018
State Auto P&C	1.5	1.4
Milbank	1.5	1.7
Weighted Average	1.5	1.4

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that we may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $91.3 million is available for payment to State Auto Financial from its insurance subsidiaries in 2020 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million and $10.0 million in 2019 and 2018.
Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2019, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 482% to 21,472%.
Credit and Financial Strength Ratings
As of June 20, 2019, the State Auto Group’s financial strength rating from A.M. Best was A- (Excellent) with a stable outlook and its credit rating from A.M. Best was bbb- with a stable outlook.
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
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01 that, among other things requires unrealized gains and losses for equity securities and other invested assets previously identified as available-for-sale to be recognized in net income. Previously, the unrealized gains and losses for these securities were recognized in other comprehensive income. Accordingly, changes in the fair value of equity securities and other invested assets are reported in "net investment gain (loss)" in the condensed consolidated statements of income for the year ended December 31, 2019 and 2018.
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
Losses and Loss Expenses Payable
Our loss reserves reflect all unpaid amounts for claims that have been reported, as well as for claims that have not yet been reported. Our loss reserves are not discounted to present value.
Loss reserves are management’s best estimates (“MBE”) at a given point in time of what we expect to pay to settle all claims incurred as of that date based on known facts, circumstances and historical trends. Loss reserves at the individual claim level are established on either a case reserve basis or formula reserve basis depending on the type and circumstances of the loss. The case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for changes caused by inflation. Case reserves and formula reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the loss reserve is to develop an estimate of the ultimate losses and allocated loss adjustment expenses incurred, and subtract all amounts already paid or held as case or formula reserves. Note that reference to losses below implicitly includes allocated loss adjustment expenses.
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
We use a number of different methodologies to estimate the ultimate losses, and thus the IBNR component of our loss reserves. Our loss reserves include amounts related to short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The most common reserving methods and strengths and weaknesses of each are described below.
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
Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting ultimate losses, and thus indicated IBNR reserves. This method uses paid loss experience as well as the outstanding amounts (formula and case reserves) for claims that have been reported and are still open. With this method, a pattern of reported losses is estimated to project ultimate incurred values for each accident year. An important assumption underlying the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes can distort the projections.
Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in the paid method exclude outstanding amounts, so only paid losses are utilized. With this method, a payment pattern is estimated to project ultimate settlement values for each accident year, with an important underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern influences the payment pattern) is relevant to the results of this method. This method’s advantage is that the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that (i) the paid method does not use all of the available information, (ii) in some cases the liability payment patterns require the application of very large development factors to relatively small payments in less mature accident years, and (iii) changes in the claims settlement rate will distort the projections.
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
Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuaries. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio and Bornhuetter-Ferguson methods described below.

Expected Loss Ratio Method: The Expected Loss Ratio Method generates indicated IBNR by multiplying an expected loss ratio by earned premiums, then subtracting incurred-to-date losses. For slower reporting lines of business, new products, or data that is very immature, the actual claim data is often too limited or too volatile to rely upon other projection methods. With this method the premiums are used as a measure of loss exposure, and the loss ratios can be derived from pricing expectations or other sources.
Incurred Bornhuetter-Ferguson Method: The Incurred Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported to-date as the weight on the Incurred Loss Development Method. This method is particularly useful where there is a low volume of data in the more recent accident periods or where the experience is volatile. In general, this method produces estimates that are similar to the Incurred Loss Development Method.
Paid Bornhuetter-Ferguson Method: The Paid Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Paid Loss Development Method, using the percentage of losses paid to-date as the weight on the Paid Loss Development Method. In less mature accident periods in which payment activity is relatively low, this method produces estimates that are similar to the Expected Loss Ratio Method.
Selection Process: In determining which reserving method to use for a particular line of business or accident year, diagnostic tests of loss ratios and severity trends are considered, as well as the historical case reserve adequacy and claim settlement rate. In general, the Incurred Loss Development Method is used if the projections are stable, the data is credible, historical case reserve adequacy is consistent, and the loss ratios and loss severities are reasonable. Other reserving methods are considered as well for particular lines of business or accident years, along with supplemental information such as open claim counts, open claim severity, and prior period development. For example, if more than one method provides a reasonable projection, the actuary may select a weighted average of those methods. There is considerable judgment applied in the analysis of the historical patterns and in applying business knowledge of our underwriting and claims functions.
Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. Reserves consider the expected variation to establish an appropriate position within a range. At December 31, 2019, loss and loss expenses payable were $1,052.9 million, within an estimated range of $927.7 million to $1,094.4 million.
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,094.4 million, the reserve increase of $41.5 million corresponds to an after-tax decrease of $32.7 million in net income, assuming a tax rate of 21%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $927.7 million, the $125.2 million reserve decrease would add $98.9 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying certain loss reserve estimation methods for casualty lines is that the loss cost trends underlying historical data will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2019, workers’ compensation loss and ALAE reserve balance to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 5% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.
The estimated cumulative impact that this additional, unexpected 5% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in workers’ compensation is an increase of $111.3 million on reserves, or a $88.0 million reduction to net income, assuming a tax rate of 21%. Inflation changes have much more impact on the longer tail commercial lines like workers’ compensation, and much less impact on the shorter tail personal lines.
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

The following table sets forth a reconciliation of MBE of our direct loss and LAE reserve to our net losses and loss expenses payable at December 31, 2019 and 2018. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2019 and 2018, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2019	2018
Direct loss and ALAE reserve:
STFC Pooled Companies	$534.3	$523.1
Assumed by STFC Pooled Companies	537.8	633.0
Total direct loss and ALAE reserve	1,072.1	1,156.1
Direct ULAE reserve:
STFC Pooled Companies	29.0	28.7
Assumed by STFC Pooled Companies	28.2	30.7
Total direct ULAE reserve	57.2	59.4
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(23.2)	(20.9)
Assumed by STFC Pooled Companies	(3.2)	(3.9)
Total direct salvage and subrogation recoverable	(26.4)	(24.8)
Reinsurance recoverable	(13.6)	(5.5)
Assumed reinsurance	6.4	22.3
Reinsurance assumed by STFC Pooled Companies	(42.8)	(66.2)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $13.6 million and $5.5 million in 2019 and 2018, respectively	$1,052.9	$1,141.3

The following tables set forth the net losses and loss expenses payable by major line of business at December 31, 2019 and 2018:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2019
Personal Insurance Segment:
Personal Auto	$112.1	$43.7	$7.1	$162.9
Homeowners	36.7	28.1	4.4	69.2
Other personal	5.4	9.0	0.7	15.1
Total Personal Insurance Segment	154.2	80.8	12.2	247.2
Commercial Insurance Segment:
Commercial Auto	46.3	27.6	2.8	76.7
Small Commercial Package	41.1	64.1	5.3	110.5
Middle Market Commercial	62.4	76.5	13.9	152.8
Workers’ Compensation	67.6	106.6	13.6	187.8
Farm & Ranch	8.4	4.4	0.5	13.3
Other Commercial	2.5	28.4	—	30.9
Total Commercial Insurance Segment	228.3	307.6	36.1	572.0
Specialty run-off:
E&S Property	14.9	12.2	0.7	27.8
E&S Casualty	44.4	94.7	6.8	145.9
Programs	34.8	23.0	2.2	60.0
Total Specialty run-off	94.1	129.9	9.7	233.7
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$476.6	$518.3	$58.0	$1,052.9

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2018
Personal Insurance Segment:
Personal Auto	$125.9	$40.2	$7.1	$173.2
Homeowners	32.6	17.3	3.3	53.2
Other personal	5.3	8.2	0.6	14.1
Total Personal Insurance Segment	163.8	65.7	11.0	240.5
Commercial Insurance Segment:
Commercial Auto	47.4	29.0	2.5	78.9
Small Commercial Package	48.8	65.7	5.5	120.0
Middle Market Commercial	63.0	70.2	14.0	147.2
Workers’ Compensation	66.9	115.2	13.3	195.4
Farm & Ranch	8.1	4.2	0.6	12.9
Other Commercial	1.2	26.2	0.1	27.5
Total Commercial Insurance Segment	235.4	310.5	36.0	581.9
Specialty run-off:
E&S Property	20.1	12.3	0.7	33.1
E&S Casualty	50.6	127.0	9.2	186.8
Programs	50.2	45.9	2.9	99.0
Total Specialty run-off	120.9	185.2	12.8	318.9
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$520.1	$561.4	$59.8	$1,141.3

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
At December 31, 2019, asbestos reserves were $2.2 million and environmental reserves were $20.8 million, for a total reserve of $23.0 million, or 2.2% of net losses and loss expenses payable. Relative to December 31, 2018, asbestos and environmental reserves increased $1.0 million and $4.1 million, respectively.
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
For the December 31, 2019 and 2018 valuations, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. Incorporated into the table are rates projected generationally using

Scale MP-2017 to reflect mortality improvement (Scale MP-2016 was used at the beginning of the year). The January 1, 2019 and 2018 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2019 benefit obligation for each of the benefit plans, we used a discount rate of 3.10% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate, all else being equal, results in a higher present value benefit obligation. To calculate our benefit obligation at December 31, 2019 and net periodic benefit cost for the year ended December 31, 2020, a discount rate of 3.10% and an expected long-term rate of return on plan assets of 6.50% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability decreased $3.6 million for the year ended December 31, 2019 and increased $5.0 million for the year ended December 31, 2018.
The following table sets forth an illustration of variability with respect to the discount rate on the December 31, 2019 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2020, along with the variability of the expected return on plan assets to the expected net periodic benefit cost for the year ending December 31, 2020. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	2.85%	3.10%	3.35%	2.85%	3.10%	3.35%
Benefit obligation	$493.6	478.2	459.2	$25.6	25.0	24.5
Net periodic benefit cost (benefit)	$6.8	5.8	4.9	$(4.8)	(4.8)	(4.8)

	Expected return on plan assets
	6.25%	6.50%	6.75%
Net periodic benefit cost	$6.5	5.8	5.1
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2019, our ABO and PBO were $453.8 million and $478.2 million, respectively. At December 31, 2019, our defined benefit pension plan’s fair value of the assets was $442.1 million, which resulted in an underfunded status within our balance sheet of $36.1 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $10.0 million in 2020.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $57.5 million at December 31, 2018, to $47.9 million at December 31, 2019. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 10, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.
Income Taxes
For 2019, we recognized federal income tax benefit of $19.6 million compared to a federal income tax expense of $0.1 million for 2018.
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
The net operating loss carryforwards do not begin to expire until 2032 and will not fully expire until 2038. Management anticipates generating future taxable income that will allow for the realization of all of our net operating loss carryforwards before expiration.

The following table sets forth the components of our federal income tax expense (benefit) for the years ended December 31, 2019 and 2018:

($ millions)	2019	2018
Income before federal income taxes	$107.0	$12.9
Current tax benefit	(0.4)	(1.1)
Deferred tax expense	20.0	1.2
Total federal income tax expense	19.6	0.1
Net income	$87.4	$12.8

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of State Auto Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Stockholders and the Board of Directors of State Auto Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). In our opinion, State Auto Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 27, 2020, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Grandview Heights, Ohio
February 27, 2020

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2019	2018
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,080.0 and $2,188.2, respectively)	$2,127.9	$2,159.5
Equity securities	395.2	315.0
Other invested assets	69.7	48.8
Other invested assets, at cost	6.5	5.6
Notes receivable from affiliate	70.0	70.0
Total investments	2,669.3	2,598.9
Cash and cash equivalents	78.0	59.8
Accrued investment income and other assets	31.7	32.4
Deferred policy acquisition costs (affiliated net assumed $20.2 and $19.9, respectively)	111.1	101.9
Reinsurance recoverable on losses and loss expenses payable	13.6	5.5
Prepaid reinsurance premiums	7.5	6.6
Due from affiliate	21.5	—
Current federal income taxes	6.3	5.9
Net deferred federal income taxes	42.2	77.8
Property and equipment, at cost (net of accumulated depreciation of $5.9 and $7.5, respectively)	4.2	7.1
Total assets	$2,985.4	$2,895.9
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $500.8 and $593.6, respectively)	$1,066.5	$1,146.8
Unearned premiums (affiliated net assumed $116.7 and $112.4, respectively)	649.2	584.2
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.0
Pension and postretirement benefits	72.9	83.0
Due to affiliate	—	22.4
Other liabilities (affiliated net assumed $19.5 and $17.7, respectively)	114.9	119.0
Total liabilities	2,025.5	2,077.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.4 and 50.0 shares issued, respectively, at stated value of $2.50 per share	125.9	125.0
Treasury stock, 6.9 and 6.8 shares, respectively, at cost	(117.5)	(117.0)
Additional paid-in capital	206.7	194.2
Accumulated other comprehensive loss	(37.9)	(96.4)
Retained earnings	782.7	712.7
Total stockholders’ equity	959.9	818.5
Total liabilities and stockholders’ equity	$2,985.4	$2,895.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2019	2018	2017

Earned premiums (affiliated net assumed $220.3, $318.3, and $459.0, respectively)	$1,253.0	$1,238.0	$1,276.1
Net investment income (affiliates $3.6, $4.9, and $4.9, respectively)	80.4	84.9	78.8
Net investment gain (loss):
Total other-than-temporary impairment losses	—	—	(3.5)
Other investment gain (loss)	74.2	(49.7)	68.6
Total net investment gain (loss)	74.2	(49.7)	65.1
Other income from affiliates	2.4	2.6	2.3
Total revenues	1,410.0	1,275.8	1,422.3
Losses and loss expenses (affiliated net assumed $169.3, $180.5, and $379.4, respectively)	844.8	796.4	918.3
Acquisition and operating expenses (affiliated net assumed $69.1, $108.7, and $160.7, respectively)	442.0	449.8	455.2
Interest expense (affiliates $1.1, $1.0, and $0.8, respectively)	4.9	5.7	5.9
Other expenses	11.3	11.0	7.9
Total expenses	1,303.0	1,262.9	1,387.3
Income before federal income taxes	107.0	12.9	35.0
Federal income tax expense
Current	(0.4)	(1.1)	0.4
Deferred	20.0	1.2	52.4
Total federal income tax expense	19.6	0.1	52.8
Net income (loss)	$87.4	$12.8	$(17.8)
Earnings (loss) per common share:
Basic	$2.01	$0.30	$(0.42)
Diluted	$1.96	$0.29	$(0.42)
Dividends paid per common share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Comprehensive Income (Loss)

($ millions)	Year ended December 31
	2019	2018	2017

Net income (loss)	$87.4	$12.8	$(17.8)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain (loss) on available-for-sale investments:
Unrealized holding gains (losses) arising during year	80.2	(46.4)	69.0
Reclassification adjustments for gains realized in net income	(3.5)	(2.0)	(65.1)
Income tax (expense) benefit	(16.1)	10.1	(0.7)
Total change in net unrealized holding gain (loss) on available-for-sale investments	60.6	(38.3)	3.2
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(5.9)	(4.3)	(1.5)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(6.3)	(6.3)	(6.3)
Net actuarial gain	9.6	13.2	12.5
Income tax benefit (expense)	0.5	(0.6)	(1.7)
Total net unrecognized benefit plan obligations	(2.1)	2.0	3.0
Other comprehensive income (loss)	58.5	(36.3)	6.2
Comprehensive income (loss)	$145.9	$(23.5)	$(11.6)

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2019	2018	2017
Common shares:
Balance at beginning of year	50.0	49.2	48.6
Issuance of shares	0.4	0.8	0.6
Balance at end of year	50.4	50.0	49.2
Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Issuance of shares	(0.1)	—	—
Balance at end of year	(6.9)	(6.8)	(6.8)
Common stock:
Balance at beginning of year	$125.0	$123.0	$121.6
Issuance of shares	0.9	2.0	1.4
Balance at end of year	$125.9	$125.0	$123.0
Treasury stock:
Balance at beginning of year	$(117.0)	$(116.8)	$(116.5)
Shares acquired on stock award exercises and vested restricted shares	(0.5)	(0.2)	(0.3)
Balance at end of year	$(117.5)	$(117.0)	$(116.8)
Additional paid-in capital:
Balance at beginning of year	$194.2	$171.8	$159.9
Issuance of common stock	5.1	13.3	8.8
Stock awards granted	7.4	9.1	3.1
Balance at end of year	$206.7	$194.2	$171.8
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(96.4)	$3.8	$(2.4)
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	(63.9)	—
Change in unrealized holding gain (loss) on investments, net of tax	60.6	(38.3)	3.2
Change in unrecognized benefit plan obligations, net of tax	(2.1)	2.0	3.0
Balance at end of year	$(37.9)	$(96.4)	$3.8
Retained earnings:
Balance at beginning of year	$712.7	$653.2	$687.9
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	63.9	—
Net income (loss)	87.4	12.8	(17.8)
Dividends declared (affiliates $10.4, $10.4 and $10.4, respectively)	(17.4)	(17.2)	(16.9)
Balance at end of year	$782.7	$712.7	$653.2
Total stockholders’ equity at end of year	$959.9	$818.5	$835.0

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$87.4	$12.8	$(17.8)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, net	9.4	8.9	12.5
Share-based compensation	6.1	11.1	4.2
Net investment (gain) loss	(74.2)	49.7	(65.1)
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(9.2)	8.4	11.5
Accrued investment income and other assets	0.7	3.9	3.5
Postretirement and pension benefits	(14.5)	(16.9)	(14.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(9.0)	(2.6)	0.2
Other liabilities and due to/from affiliates, net	(44.9)	47.6	11.3
Losses and loss expenses payable	(80.3)	(108.8)	74.0
Unearned premiums	65.0	(27.6)	(6.0)
Deferred tax expense on share-based awards	(0.9)	0.9	—
Federal income taxes	20.5	(0.8)	54.4
Net cash (used in) provided by operating activities	$(43.9)	$(13.4)	$67.9
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(592.6)	$(349.6)	$(505.4)
Purchases of equity securities	(63.4)	(91.4)	(185.9)
Purchases of other invested assets	(13.3)	(1.8)	(1.4)
Maturities, calls and pay downs of fixed maturities available-for-sale	386.3	229.8	233.6
Sales of fixed maturities available-for-sale	308.8	98.0	184.8
Sales of equity securities	45.4	97.8	252.7
Sales of other invested assets	1.3	1.2	1.1
Net disposals of property and equipment	1.6	—	—
Net cash provided by (used in) investing activities	$74.1	$(16.0)	$(20.5)
Cash flows from financing activities:
Proceeds from issuance of common stock	$5.9	$15.4	$10.2
Payments to acquire treasury stock	(0.5)	(0.2)	(0.3)
Payments of dividends (affiliates $10.4, $10.4 and $10.4, respectively)	(17.4)	(17.1)	(16.9)
Payment of prepayment fee	—	(0.4)	—
Net cash used in financing activities	$(12.0)	$(2.3)	$(7.0)
Net increase (decrease) in cash and cash equivalents	18.2	(31.7)	40.4
Cash and cash equivalents at beginning of year	59.8	91.5	51.1
Cash and cash equivalents at end of year	$78.0	$59.8	$91.5
Supplemental disclosures:
Interest paid (affiliates $1.1, $1.0, and $0.8, respectively)	$4.8	$5.7	$5.7
Federal income tax refund	$—	$—	$(1.6)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth net deferred acquisition costs for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019	2018	2017
Balance, beginning of year	$101.9	$110.3	$121.8
Acquisition costs deferred	225.7	211.5	230.8
Acquisition costs amortized to expense	(216.5)	(220.0)	(242.3)
Balance, end of year	$111.1	$101.9	$110.3

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $26.4 million and $24.8 million at December 31, 2019 and 2018, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Premiums
Premiums are recognized as earned pro rata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
As a result of the Pooling Arrangement, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income. Based on historical data, this credit risk exposure is not considered to be material to our financial position or results of operations.

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
k. New Accounting Standards
Adoption of Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" that amended previous guidance on lease accounting. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance became effective beginning January 1, 2019 and it did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows, as the Company is not a party to any material leases as a lessee or lessor as defined by the guidance. The Company elected the practical expedients contained in ASC 842-10-65-1(f) and therefore did not reassess the lease classification of its existing leases.
Pending Adoption of Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses ( Topic 326)" that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized as an allowance rather than impairing as they are incurred. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt the guidance when it becomes effective for the Company on January 1, 2020.
The Company will adopt ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, which include reinsurance recoverables and premiums receivables. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company will record a net decrease to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASC 326, which will not have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
The Company will adopt ASC 326 using the prospective transition approach for available-for-sale debt securities. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326 and no adjustment will be made upon adoption.
Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 which changes the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The effective date of ASU 2018-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14 which changes the defined benefit pension and other postretirement plan disclosure requirements of ASC 715 by adding, eliminating and modifying disclosures. The effective date of ASU 2018-14 is for annual reporting periods ending after December 15, 2020. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's results of operations, consolidated financial position, or cash flows.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at December 31, 2019 and 2018:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.3	$(3.3)	$578.2
Obligations of states and political subdivisions	404.3	21.1	—	425.4
Corporate securities	460.5	11.7	(0.4)	471.8
U.S. government agencies mortgage-backed securities	646.0	11.1	(4.6)	652.5
Total available-for-sale fixed maturities	$2,080.0	$56.2	$(8.3)	$2,127.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$438.4	$3.2	$(9.2)	$432.4
Obligations of states and political subdivisions	408.2	7.3	(0.9)	414.6
Corporate securities	551.7	0.6	(11.7)	540.6
U.S. government agencies mortgage-backed securities	789.9	3.3	(21.3)	771.9
Total available-for-sale fixed maturities	$2,188.2	$14.4	$(43.1)	$2,159.5

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2019 and 2018:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2019	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$136.0	$(2.5)	17	$157.6	$(0.8)	11	$293.6	$(3.3)	28
Corporate securities	—	—	—	40.8	(0.4)	7	40.8	(0.4)	7
U.S. government agencies mortgage-backed securities	126.6	(1.5)	15	137.9	(3.1)	32	264.5	(4.6)	47
Total fixed maturities	$262.6	$(4.0)	32	$336.3	$(4.3)	50	$598.9	$(8.3)	82

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2018	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$83.1	$(1.8)	7	$259.6	$(7.4)	35	$342.7	$(9.2)	42
Obligations of states and political subdivisions	63.6	(0.5)	7	39.6	(0.4)	8	103.2	(0.9)	15
Corporate securities	244.0	(3.0)	31	189.5	(8.7)	30	433.5	(11.7)	61
U.S. government agencies mortgage-backed securities	169.5	(2.8)	18	385.5	(18.5)	70	555.0	(21.3)	88
Total fixed maturities	$560.2	$(8.1)	63	$874.2	$(35.0)	143	$1,434.4	$(43.1)	206

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The Company reviewed its investments at December 31, 2019 and 2018 and determined that no additional other-than-temporary impairment existed in the gross unrealized holding losses. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the year ended December 31, 2017:

($ millions)	2017
Equity securities:
Large-cap securities	$(1.5)
Small-cap securities	(2.0)
Total other-than-temporary impairments	$(3.5)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2019:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$107.9	$108.8
Due after 1 year through 5 years	565.4	575.0
Due after 5 years through 10 years	158.1	166.2
Due after 10 years	602.6	625.4
U.S. government agencies mortgage-backed securities	646.0	652.5
Total	$2,080.0	$2,127.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2019, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loan (as defined in Note 8). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
At December 31, 2019, State Auto P&C had fixed maturities with fair values of approximately $27.3 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company ("Home State") as defined in Note 6. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $9.3 million and $8.9 million were on deposit with insurance regulators as required by law at December 31, 2019 and 2018, respectively.
The following table sets forth the components of net investment income for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019	2018	2017
Fixed maturities	$62.3	$65.3	$63.2
Equity securities	13.2	13.4	10.5
Cash and cash equivalents, and other	5.5	7.2	6.3
Investment income	81.0	85.9	80.0
Investment expenses	0.6	1.0	1.2
Net investment income	$80.4	$84.9	$78.8

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments in 2019, 2018 and 2017 were $355.5 million, $197.0 million and $438.6 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019	2018	2017
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	$3.5	$2.0	$2.8
Net gain on fixed maturities	3.5	2.0	2.8
Equity securities:
Realized (losses) gains on sales of securities, net	(1.8)	5.7	62.1
Unrealized gain (loss) on securities still held, net	63.9	(49.7)	—
Net gain (loss) on equity securities	62.1	(44.0)	62.1
Other invested assets:
Realized gains on sales of securities	—	—	0.2
Unrealized gain (loss) on securities still held, net	9.9	(7.7)	—
Net gain (loss) on other invested assets	9.9	(7.7)	0.2
Other net realized loss	(1.3)	—	—
Net gain (loss) on investments	$74.2	$(49.7)	$65.1

Change in net unrealized holding gains (losses), net of tax
Fixed maturities	$76.7	$(48.4)	$6.3
Equity securities	—	—	(13.0)
Other invested assets	—	—	10.6
Deferred federal income tax (liability) benefit	(16.1)	10.1	(0.7)
Change in net unrealized holding gains (losses), net of tax	$60.6	$(38.3)	$3.2

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
The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2019 and 2018, the Company did not adjust any of the prices received from the pricing service.
Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2019 and 2018.

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
Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $56.4 million and $38.5 million at December 31, 2019 and 2018, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There is no unfunded commitment related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s investments within the fair value hierarchy at December 31, 2019 and 2018:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$578.2	$—	$578.2
Obligations of states and political subdivisions	425.4	—	425.4
Corporate securities	471.8	—	471.8
U.S. government agencies mortgage-backed securities	652.5	—	652.5
Total available-for-sale fixed maturities	2,127.9	—	2,127.9
Equity securities:
Large-cap securities	104.4	104.4	—
Mutual and exchange traded funds	290.8	290.8	—
Total equity securities	395.2	395.2	—
Other invested assets	13.3	13.3	—
Total investments	$2,536.4	$408.5	$2,127.9

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$432.4	$—	$432.4
Obligations of states and political subdivisions	414.6	—	414.6
Corporate securities	540.6	—	540.6
U.S. government agencies mortgage-backed securities	771.9	—	771.9
Total fixed maturities	2,159.5	—	2,159.5
Equity securities:
Large-cap securities	77.2	77.2	—
Mutual and exchange traded funds	237.8	237.8	—
Total equity securities	315.0	315.0	—
Other invested assets	10.3	10.3	—
Total investments	$2,484.8	$325.3	$2,159.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the Trust Securities (as defined in Note 7b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2019 was $6.0 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
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

($ millions, except interest rates)	December 31, 2019			December 31, 2018
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, May 2009	$—	$—	—%	$70.0	$71.1	7.00%
Notes receivable from affiliate, May 2019	$70.0	$74.6	4.05%	$—	$—	—%

Notes Payable
Included in notes payable are the FHLB Loans (as defined in Note 8) and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for a loan with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	December 31, 2019			December 31, 2018
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021:, issued $21.5, September 2016 with fixed interest	$21.5	$21.5	1.73%	$21.5	$20.9	1.73%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	97.8	3.96%	85.3	89.0	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	6.11%	15.2	15.2	6.94%
Total notes payable	$122.0	$134.5		$122.0	$125.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

4. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2019	2018	2017
Losses and loss expenses payable, at beginning of year	$1,146.8	$1,255.6	$1,181.6
Less: reinsurance recoverable on losses and loss expenses payable	5.5	3.1	3.6
Net balance at beginning of year	1,141.3	1,252.5	1,178.0
Incurred related to:
Current year	913.5	876.6	964.9
Prior years	(68.7)	(80.2)	(46.6)
Total incurred	844.8	796.4	918.3
Paid related to:
Current year	530.4	456.5	445.2
Prior years	402.8	451.1	398.6
Total paid	933.2	907.6	843.8
Net balance at end of year	1,052.9	1,141.3	1,252.5
Plus: reinsurance recoverable on losses and loss expenses payable	13.6	5.5	3.1
Losses and loss expenses payable (affiliated net assumed $500.8, $593.6, and $711.4 respectively)	$1,066.5	$1,146.8	$1,255.6

The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2019 of $68.7 million. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was due to $71.3 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $10.7 million of favorable development, primarily from the 2018 and 2017 accident years. In the commercial insurance segment, workers' compensation, small commercial package, and middle market commercial contributed $20.9 million, $15.2 million, and $11.8 million, respectively, of favorable development from multiple accident years. The favorable development from prior years' non-catastrophe loss and ALAE reserves was partially offset by $5.7 million of adverse development in catastrophe reserves driven by $10.7 million of adverse development from specialty run-off, primarily from the 2017 accident year.
The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2018 of $80.2 million. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was due to $79.7 million of favorable development in the personal and commercial insurance segments. In the personal insurance segment, personal auto contributed $24.4 million of favorable development primarily driven by lower than anticipated severity emerging from accident years 2016 and 2017, and homeowners contributed favorable development of $7.3 million, spread across several accident years. In the commercial insurance segment, workers' compensation, small commercial package, commercial auto, and middle market commercial contributed $13.3 million, $9.6 million, $8.4 million, and $8.0 million, respectively, of favorable development. Slightly offsetting the favorable development was adverse development in the specialty insurance segment of $3.1 million, primarily driven by E&S casualty and programs with adverse development of $2.7 million and $1.2 million, respectively. The E&S casualty adverse development for prior accident years was due primarily to development within our healthcare and umbrella books of business. The programs adverse development for prior accident years was driven by increased ultimate loss estimates for commercial auto liability and contractors liability coverages. Favorable development of prior years' unallocated loss adjustment expenses was $7.1 million of the 2018 development.
The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2017 of $46.6 million. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was primarily driven by $44.0 million of favorable development in the commercial insurance segment. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years. The personal insurance segment non-catastrophe loss and ALAE reserves accounted for $1.6 million of the favorable development in 2017. Personal auto contributed $4.4 million of favorable development primarily driven by lower than anticipated severity emerging from accident years 2015 and 2016. Slightly offsetting the favorable development was adverse development in homeowners and other personal of $1.5 million and $1.3 million, respectively. Homeowners adverse development was primarily from accident year 2016. Adverse development in other personal was driven by higher than anticipated severity emerging from accident years 2015 and 2016. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $4.2 million of adverse development, primarily driven by E&S property with adverse development of $3.0 million. E&S property adverse development was driven by higher than anticipated severity for liability coverages on business in run-off.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

5. Short-Duration Insurance Contracts
The following tables set forth:
•undiscounted, incurred and paid claims and allocated claim adjustment expenses by accident year, on a net basis after reinsurance;
•the sum of IBNR claims liabilities + expected development on reported claims ("IBNR+") included within the incurred claims development tables, for each accident year, for the most recent reporting period;
•cumulative claim frequency information for each accident year; and
•average annual percentage payout of incurred claims by age, net of reinsurance.
The above information is provided for each of the Company’s reportable insurance segments and specialty run-off and then is further disaggregated between short and long-tail where "tail" refers to the time period between the occurrence of a loss and the ultimate settlement of the claims. See Note 16 for discussion of the Company’s reportable segments.
The personal insurance segment generally consists of only short-tail business, whereas the commercial insurance segment and specialty run-off have both short and long-tail business. The Company determined that these disaggregated groupings have more homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
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
Personal Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence of all personal insurance products. The emergence was primarily attributable to lower severity for bodily injury claims from the 2017 and 2018 accident years.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2019

	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019	IBNR+	Reported Claims (1)

2015	$339.0	$345.5	$341.0	$339.0	$337.2	$0.7	153,017
2016		368.5	370.0	361.4	360.8	1.4	151,554
2017			372.4	355.0	351.9	2.3	151,458
2018				418.5	411.4	11.9	154,173
2019					497.5	65.8	153,602
				Total	$1,958.8

* Supplementary information and unaudited
(1) Personal insurance segment - short-tail is an aggregation of the homeowners and personal auto product lines. Homeowners reported claims are counted by claimant and personal auto claims are counted by coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019

2015	$216.5	$290.8	$318.0	$330.7	$334.1
2016		231.9	316.2	342.6	352.1
2017			236.8	315.8	335.7
2018				276.4	375.1
2019					343.7
				Total	$1,740.7
All outstanding liabilities before 2015, net of reinsurance					$2.5
Losses and allocated loss adjustment expenses payable, net of reinsurance					$220.6

* Supplementary information and unaudited

Commercial Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was primarily driven by lower than expected emergence for the small commercial package and middle market commercial products. The emergence in these products was driven by lower than expected bodily injury claim severity from multiple accident years.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2019
	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019	IBNR+	Reported Claims(1)

2015	$239.4	$239.9	$232.5	$227.3	$222.5	$10.6	37,819
2016		237.0	227.6	225.2	220.6	11.8	34,801
2017			236.8	225.5	215.9	20.7	31,948
2018				228.4	216.4	42.3	30,603
2019					248.2	85.3	29,491
				Total	$1,123.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2015*	2016*	2017*	2018*	2019

2015	$101.5	$148.3	$169.6	$192.9	$204.5
2016		99.2	147.3	176.7	196.1
2017			104.9	153.9	175.5
2018				98.7	144.6
2019					108.4
				Total	$829.1
All outstanding liabilities before 2015, net of reinsurance					$36.3
Losses and allocated loss adjustment expenses payable, net of reinsurance					$330.8

* Supplementary information and unaudited

Commercial Insurance Segment - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence in the workers’ compensation product, primarily driven by lower than expected severity.

($ in millions except number of claims)
	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	IBNR+	Reported Claims(1)

2010	$38.8	$41.3	$41.6	$40.4	$40.3	$40.4	$40.8	$40.2	$39.8	$39.6	$1.8	5,260
2011		44.6	47.4	45.5	44.8	44.8	44.9	43.9	42.9	42.3	2.5	12,228
2012			49.7	45.8	43.7	44.1	43.9	42.9	41.7	40.5	2.7	12,761
2013				48.7	45.4	44.1	43.4	42.9	41.5	40.5	4.8	11,317
2014					51.6	50.0	47.1	45.7	45.3	43.4	7.6	11,570
2015						59.7	59.4	56.5	53.7	51.3	9.6	11,158
2016							62.6	60.6	57.2	53.9	14.8	12,443
2017								59.0	56.4	53.7	15.3	12,558
2018									56.4	53.6	18.2	12,470
2019										54.4	27.6	11,379
									Total	$473.2

* Supplementary information and unaudited
(1) Commercial insurance segment-long-tail consists of the workers' compensation product. Workers' compensation reported claims are counted by a combination of claimant and coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019

2010	$9.0	$21.6	$28.0	$31.4	$33.2	$34.6	$35.4	$35.8	$36.4	$36.6
2011		12.4	25.4	31.9	35.0	36.9	37.7	38.1	38.6	38.9
2012			12.6	23.5	29.8	32.7	34.7	35.8	36.4	36.6
2013				12.3	23.3	29.0	32.3	33.7	34.2	34.4
2014					12.4	24.4	30.0	32.8	34.1	34.6
2015						13.9	28.2	35.7	38.3	39.5
2016							12.6	26.8	32.3	35.6
2017								13.2	27.0	32.8
2018									13.2	26.4
2019										14.7
										$330.1
			All outstanding liabilities before 2010, net of reinsurance							$31.1
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$174.2

* Supplementary information and unaudited

Specialty run-off - Short-Tail

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2019

	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019	IBNR+	Reported Claims(1)

2015	$75.5	$85.4	$87.8	$90.3	$90.4	$2.9	8,151
2016		99.3	99.5	102.7	105.7	9.8	7,440
2017			134.2	129.7	138.3	17.4	9,162
2018				18.5	20.5	4.6	2,065
2019					1.0	0.1	46
				Total	$355.9

* Supplementary information and unaudited
(1) Specialty run-off-short-tail is an aggregation of the E&S Property and programs product lines. E&S Property and programs reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2015*	2016*	2017*	2018*	2019

2015	$24.0	$48.3	$62.8	$76.7	$83.2
2016		25.2	50.2	69.9	87.4
2017			39.0	77.5	101.2
2018				6.3	10.7
2019					0.5
				Total	$283.0
	All outstanding liabilities before 2015, net of reinsurance				$12.0
	Losses and allocated loss adjustment expenses payable, net of reinsurance				$84.9

* Supplementary information and unaudited

Specialty run-off - Long-Tail

Specialty Insurance Segment - Long-Tail
($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019

	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	IBNR+	Reported Claims(1)

2010	$11.2	$10.9	$9.9	$9.7	$9.8	$9.9	$10.3	$10.1	$10.0	$9.4	$0.8	1,382
2011		11.9	10.7	10.7	10.2	10.1	10.9	10.5	9.7	9.5	$0.8	1,104
2012			16.7	16.7	15.4	17.6	17.4	16.5	16.0	16.1	$0.7	1,027
2013				20.1	18.9	17.9	16.5	15.9	15.3	15.0	1.2	1341
2014					23.3	25.2	27.1	28.3	29.5	30.0	2.8	1,695
2015						38.6	44.9	44.8	45.7	45.0	5.5	2,410
2016							60.8	62.9	64.8	64.3	16.7	5,062
2017								71.6	73.1	70.5	33.9	6,379
2018									53.0	53.3	31.3	4,054
2019										4.1	4.1	1,499
									Total	$317.2

* Supplementary information and unaudited
(1) Specialty run-off-long-tail consists of the E&S Casualty product line. E&S Casualty reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019

2010	$0.8	$2.2	$5.2	$6.5	$7.7	$7.6	$8.1	$8.2	$8.3	$8.4
2011		0.9	3.0	5.2	6.6	7.1	7.9	8.1	8.4	8.6
2012			0.9	4.0	7.3	10.3	12.5	14.0	14.1	14.7
2013				1.1	3.7	6.7	9.0	10.5	12.0	13.3
2014					1.2	7.2	12.5	16.7	21.5	24.2
2015						2.7	10.9	20.6	29.1	34.7
2016							6.0	15.7	31.5	39.7
2017								5.5	16.4	25.2
2018									2.7	12.7
2019										0.1
									Total	$181.6
			All outstanding liabilities before 2010, net of reinsurance							$3.5
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$139.1

* Supplementary information and unaudited

The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and loss expenses payable, with separate disclosure of unallocated loss adjustment expenses, net of reinsurance ("ULAE") and reinsurance recoverable on losses and loss expenses payable, for the years ended December 31:

($ in millions)	2019	2018	2017
Net losses and allocated loss adjustment expenses payable:
Personal Insurance Segment
Short-tail	$220.6	$216.0	$229.4
Other personal	14.4	13.5	13.2
Commercial Insurance Segment
Short-tail	330.8	336.4	360.2
Long-tail	174.2	182.1	180.8
Other commercial	30.9	27.4	26.4
Specialty run-off
Short-tail	84.9	128.5	210.6
Long-tail	139.1	177.6	167.9
Net losses and loss expenses payable	994.9	1,081.5	1,188.5
ULAE	58.0	59.8	64.0
Reinsurance recoverable on losses and loss expenses payable	13.6	5.5	3.1
Total losses and loss expenses payable	$1,066.5	$1,146.8	$1,255.6

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
Segment	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Personal Insurance:
Short-tail	66.4%	23.0%	7.0%	3.2%	1.0%	N/A	N/A	N/A	N/A	N/A
Commercial Insurance:
Short-tail	45.7%	21.7%	11.0%	9.6%	5.2%	N/A	N/A	N/A	N/A	N/A
Long-tail	26.9%	27.7%	13.7%	7.0%	3.8%	2.1%	1.2%	0.9%	1.2%	0.4%
Specialty run-off:
Short-tail	33.5%	25.0%	17.3%	16.0%	7.2%	N/A	N/A	N/A	N/A	N/A
Long-tail	6.5%	18.0%	21.6%	15.3%	11.7%	7.0%	4.0%	2.8%	1.6%	0.8%

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
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2019 and 2018, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2019	2018
Losses and loss expenses payable:
Direct	$540.1	$530.9
Assumed	25.6	22.3
Ceded	(13.6)	(5.5)
Net losses and loss expenses payable	$552.1	$547.7
Unearned premiums:
Direct	$495.8	$436.2
Assumed	36.7	35.5
Ceded	(7.5)	(6.6)
Net unearned premiums	$525.0	$465.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2019, 2018 and 2017, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 7a:

($ millions)	2019	2018	2017
Written premiums:
Direct	$1,036.9	$915.1	$835.6
Assumed	82.5	75.1	31.1
Ceded	(26.3)	(22.7)	(22.9)
Net written premiums	$1,093.1	$967.5	$843.8
Earned premiums:
Direct	$976.8	$881.3	$828.7
Assumed	81.3	61.0	11.0
Ceded	(25.4)	(22.6)	(22.6)
Net earned premiums	$1,032.7	$919.7	$817.1
Losses and loss expenses incurred:
Direct	$631.4	$572.5	$530.9
Assumed	59.6	48.4	10.4
Ceded	(15.6)	(4.9)	(2.5)
Net losses and loss expenses incurred	$675.4	$616.0	$538.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2019 and 2018:

($ millions)	2019	2018
Assets
Deferred policy acquisition costs:
Ceded	$(90.9)	$(82.0)
Assumed	111.1	101.9
Net assumed	$20.2	$19.9

Liabilities
Losses and loss expenses payable:
Ceded	$(552.1)	$(547.7)
Assumed	1,052.9	1,141.3
Net assumed	$500.8	$593.6
Unearned premiums:
Ceded	$(525.0)	$(465.2)
Assumed	641.7	577.6
Net assumed	$116.7	$112.4
Other liabilities:
Ceded	$(17.2)	$(24.6)
Assumed	36.7	42.3
Net assumed	$19.5	$17.7

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019	2018	2017
Written premiums:
Ceded	$(1,093.1)	$(967.5)	$(843.8)
Assumed	1,318.1	1,210.3	1,270.3
Net assumed	$225.0	$242.8	$426.5
Earned premiums:
Ceded	$(1,032.7)	$(919.7)	$(817.1)
Assumed	1,253.0	1,238.0	1,276.1
Net assumed	$220.3	$318.3	$459.0
Losses and loss expenses incurred:
Ceded	$(677.2)	$(617.6)	$(540.4)
Assumed	846.5	798.1	919.8
Net assumed	$169.3	$180.5	$379.4
Acquisition and operating expenses:
Ceded	(370.0)	(341.1)	(299.2)
Assumed	439.1	449.8	459.9
Net assumed	$69.1	$108.7	$160.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Intercompany Balances
Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 60 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2019 and 2018 is approximately $371.0 million and $347.8 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 6.11% at December 31, 2019). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.
c. Notes Receivable
In May 2009, the Company entered into two separate credit agreements with State Automobile Mutual Insurance Company pursuant to which it loaned State Auto Mutual a total of $70.0 million at an interest rate of 7.00%. In May 2019, the Company refinanced the two credit agreements with State Auto Mutual at an interest rate of 4.05%, with principal payable in May 2029. There is no prepayment penalty, and no collateral was given as security for the payment for these loans.
Pursuant to these agreements, the Company earned interest of $3.6 million for the year ended December 31, 2019 and $4.9 million for the years ended December 31, 2018 and 2017, respectively. See Note 3 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.1 million, $2.0 million and $2.0 million in 2019, 2018 and 2017, respectively, and is included in other income (affiliates) on the consolidated statements of income.

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
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2020. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2019, no advances had been made under the OLC.
9. Federal Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019		2018		2017
Amount at statutory rate	$22.5	21.0%	$2.7	21.0%	$12.3	35.0%
Tax-exempt interest and dividends received deduction	(2.3)	(2.1)	(2.3)	(17.7)	(5.7)	(16.3)
Other, net	(0.6)	(0.6)	(0.3)	(2.8)	2.7	7.7
Federal income tax expense	19.6	18.3%	0.1	0.5%	9.3	26.4%
Impact of TCJA at enactment	—	—	—	—	43.5	124.1%
Federal income tax expense	$19.6	18.3%	$0.1	0.5%	$52.8	150.5%

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
During 2019, the IRS released Rev. Proc. 2019-31 with final discount factors, which were used in the 2018 tax return filed in 2019. After discounting the January 1, 2018 reserves using these final factors, the impact was $42.7 million on a pretax basis down from the revised estimate of $47.5 million for a tax-effected change of $1.0 million in the impact of the transitional amount.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018:

($ millions)	2019	2018
Deferred tax assets:
Unearned premiums not currently deductible	$27.0	$24.3
Losses and loss expenses payable discounting	10.6	11.2
Postretirement and pension benefits	20.0	21.4
Investments	—	8.9
Other liabilities	13.4	14.8
Net operating loss carryforward	12.1	15.1
Tax credit carryforward	2.5	2.7
Other	1.1	0.8
Total deferred tax assets	86.7	99.2
Deferred tax liabilities:
Deferral of policy acquisition costs	23.3	21.4
Investments	21.2	—
Total deferred tax liabilities	44.5	21.4
Net deferred federal income taxes	$42.2	$77.8

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
At December 31, 2019, the tax benefit of the net operating loss (“NOL”) carryforward was $12.1 million. The NOL carryforwards do not begin to expire until 2032 and will not fully expire until 2038.
At December 31, 2019, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2019 or 2018.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2016. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The Company provides a defined benefit pension plan for eligible employees hired prior to January 1, 2010 at which time the plan was closed to new participants. All Company employees participating in the plan are vested. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.
The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”
The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2019 and 2018:

($ millions)	Pension		Postretirement
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$428.1	$468.0	$25.5	$28.3
Service cost	5.8	7.7	—	—
Interest cost	17.2	16.0	1.0	0.9
Actuarial loss (gain)	60.4	(43.6)	1.0	(1.3)
Benefits paid	(33.3)	(20.0)	(2.5)	(2.4)
Benefit obligation at end of year	478.2	428.1	25.0	25.5
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	381.6	407.7	—	—
Employer contribution	10.0	15.0	—	—
Actual return on plan assets	83.8	(21.1)	—	—
Benefits paid	(33.3)	(20.0)	—	—
Fair value of plan assets at end of year	$442.1	$381.6	$—	$—
Supplemental executive retirement plan	(11.8)	(11.0)	—	—
Funded status at end of year	$(47.9)	$(57.5)	$(25.0)	$(25.5)
Accumulated benefit obligation end of year	$453.8	$406.5

No assets are expected to be returned during the fiscal year ending December 31, 2019.
The following table sets forth the amounts included in accumulated other comprehensive income (loss) that has not been recognized in net periodic cost at December 31, 2019 and 2018:

($ millions)	2019	2018
Prior service benefit	$(43.4)	$(49.7)
Net actuarial loss	157.1	160.8
Total	$113.7	$111.1

The following table sets forth the Company’s share of amortization expected to be recognized as a component of net periodic cost for the year ending December 31, 2020:

($ millions)	2020
Prior service benefit	$(5.5)
Net actuarial loss	9.4
Total	$3.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2019, 2018 and 2017:

($ millions)	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Components of net periodic cost:
Service cost	$3.8	$5.1	$5.7	$—	$—	$—
Interest cost	11.5	10.7	11.4	0.7	0.6	0.8
Expected return on plan assets	(17.8)	(18.0)	(16.7)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(5.5)	(5.5)	(5.5)
Net actuarial loss	6.0	8.2	7.8	0.2	0.3	0.2
Net periodic cost (benefit)	$3.5	$6.0	$8.2	$(4.6)	$(4.6)	$(4.5)

The following table sets forth the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2020	$18.2	$2.1
2021	18.8	2.0
2022	19.6	1.9
2023	20.7	1.8
2024	21.6	1.8
2025-2029	123.1	8.4
The postretirement plan’s gross benefit payments for 2019 were $2.5 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 estimates future annual subsidies to be approximately $0.3 million.
The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2019 and 2018:

	Pension		Postretirement
	2019	2018	2019	2018
Benefit obligations weighted-average assumptions:
Discount rate	3.10%	4.12%	3.10%	4.12%
Rates of increase in compensation levels	3.25	3.25	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2019, 2018 and 2017:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions:
Discount rate	4.12%	3.50%	4.00%	4.12%	3.50%	4.00%
Expected long-term rate of return on assets	6.75	7.00	7.00	—	—	—
Rates of increase in compensation levels	3.25	3.25	3.50	—	—	—
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2019, 2018 and 2017:

	Postretirement
	2019	2018	2017
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	5.50%	5.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	3.80%	3.80%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2019:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	2.2	(2.0)
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

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	61.0%
U.S. large-cap equity	19.8
U.S. small-cap equity	8.3
International equity	7.6
Emerging market equity	3.3
Total	100.0%

Effective January 1, 2014, the Investment Committee approved a change to a liability driven investment (LDI) for the pension plan assets. The primary goal of the LDI strategy is to shift the asset allocation to more closely align with the plan liability, thereby reducing the volatility of the funded status. The implementation of the LDI strategy occurred over time and the actual asset allocation at any point in time is dependent upon the funded status and the level of interest rates. This glide path helps to balance interest rate risk, curve steepness risk, and credit spread risk, as incremental changes are made to the allocation over time. This allocation strategy reduces exposure to equity holdings and increases exposure to long duration fixed maturity holdings. This change resulted in lower volatility for the plan assets. By moving more of the plan’s assets to long duration fixed income, the duration of the assets increased to more closely match the duration of the plan’s liabilities.
See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2019 and 2018.
Included in the pension plan’s investments are two international funds (“the funds”) that invests in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $38.2 million and $32.7 million at December 31, 2019 and 2018, respectively, which was determined using the funds' net asset value. In

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

accordance with ASC 820-10, since these investments are measured at fair value using the net asset value per share practical expedient they have not been classified in the table below.
The following tables set forth the plan’s investments within the fair value hierarchy at December 31, 2019 and 2018:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$98.6	$—	$98.6
Corporate securities	153.1	—	153.1
U.S. government agencies mortgage-backed securities	4.0	—	4.0
Total fixed maturities	255.7	—	255.7
Equity securities:
Large-cap securities	91.9	91.9	—
Mutual and exchange traded funds	49.7	49.7	—
Total equity securities	141.6	141.6	—
Total pension plan investments	$397.3	$141.6	$255.7

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2018
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$90.6	$—	$90.6
Corporate securities	121.4	—	121.4
U.S. government agencies mortgage-backed securities	5.2	—	5.2
Total fixed maturities	217.2	—	217.2
Equity securities:
Large-cap securities	82.3	82.3	—
Mutual and exchange traded funds	43.4	43.4	—
Total equity securities	125.7	125.7	—
Total pension plan investments	$342.9	$125.7	$217.2

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company expects to contribute up to $10.0 million to the pension plan during 2020.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $6.4 million, $5.6 million and $6.4 million for 2019, 2018 and 2017, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

11. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) component ("AOCI(L)"), net of tax, for the years ended December 31, 2019, 2018 and 2017:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive income (loss)	63.4	(5.9)	57.5
Amounts reclassified from AOCI (a)	(2.8)	3.8	1.0
Net current period other comprehensive income (loss)	60.6	(2.1)	58.5
Ending balance at December 31, 2019	$40.4	$(78.3)	$(37.9)

Beginning balance at January 1, 2018	$66.0	$(62.2)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(16.0)	(63.9)
Other comprehensive loss before reclassifications	(36.7)	(4.3)	(41.0)
Amounts reclassified from AOCI (a)	(1.6)	6.3	4.7
Net current period other comprehensive (loss) income	(38.3)	2.0	(36.3)
Ending balance at December 31, 2018	$(20.2)	$(76.2)	$(96.4)

Beginning balance at January 1, 2017	$62.8	$(65.2)	$(2.4)
Other comprehensive income (loss) before reclassifications	45.5	(1.5)	44.0
Amounts reclassified from AOCI (a)	(42.3)	4.5	(37.8)
Net current period other comprehensive income	3.2	3.0	6.2
Ending balance at December 31, 2017	$66.0	$(62.2)	$3.8

(a) See separate table below for details about these reclassifications
The following tables set forth the reclassifications out of accumulated other comprehensive income (loss), by component, to the Company’s consolidated statement of income for the years ended December 31, 2019, 2018 and 2017:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive (Loss) Income Components	2019	2018	2017	Consolidated Statements of Income
Unrealized gains on available for sale securities	$3.5	$2.0	$65.1	Realized gain on sale of securities
	3.5	2.0	65.1	Total before tax
	(0.7)	(0.4)	(22.8)	Tax expense
	2.8	1.6	42.3	Net of tax
Amortization of benefit plan items:
Negative prior service costs	6.3	6.3	6.3	(b)
Net loss	(9.6)	(13.2)	(12.5)	(b)
	(3.3)	(6.9)	(6.2)	Total before tax
	(0.5)	0.6	1.7	Tax benefit
	(3.8)	(6.3)	(4.5)	Net of tax
Total reclassifications for the period	$(1.0)	$(4.7)	$37.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

12. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $91.3 million is available for payment to State Auto Financial from its insurance subsidiaries in 2020 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $10.0 million, $10.0 million and $15.0 million in 2019, 2018 and 2017, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2019, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 400% of the authorized control level RBC.
The Company's statutory capital and surplus was $913.3 million and $871.9 million at December 31, 2019 and 2018, respectively. The Company's net income, as determined using SAP, was $31.1 million, $65.1 million, and $43.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The Company’s share-based compensation plans authorize the granting of various equity-based incentives including performance stock awards, performance unit awards, restricted stock, and other stock based awards to employees and non-employee directors. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period.
The Company has reserved 2.4 million common shares under the 2017 LTIP. As of December 31, 2019, a total of 1.8 million common shares are available for issuance under the 2017 LTIP. The 2017 LTIP provides that (i) the maximum value of performance stock awards or performance unit awards settled in cash that may be granted in any calendar year is equal to the excess of the number of awards multiplied by the fair market value of the company’s common shares on the applicable payment or settlement date of the award multiplied by 5 and (ii) the maximum number of common shares subject to awards of performance stock and performance units that may be granted in any calendar year to any one individual is 250,000 shares. The 2017 LTIP automatically terminates on May 4, 2027.
Restricted Stock and Performance Unit Awards
Service-based restricted stock awards granted to employees are subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period. The Company recognizes forfeitures as they occur.
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
The following table sets forth the Company’s total activity and related information for performance unit award activity for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	356,400	$27.47	147,869	$27.20	—	$—
Granted	130,680	33.67	214,449	27.65	171,617	27.20
Vested	(12,500)	27.65	—	—	—	—
Forfeited	(14,391)	29.59	(15,918)	27.37	(23,748)	27.20
Outstanding, end of year	460,189	$29.37	356,400	$27.47	147,869	$27.20

As of December 31, 2019, there was $5.9 million of total unrecognized compensation cost related to performance unit awards. The remaining cost is expected to be recognized over a period of 1.01 years.
The following table sets forth the Company’s total activity and related information for service-based restricted stock award activity for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	126,946	$26.21	71,578	$22.44	107,297	$22.04
Granted	—	—	97,049	27.65	6,229	27.20
Vested	(58,801)	24.57	(37,644)	22.88	(26,271)	21.39
Forfeited	(211)	21.54	(4,037)	24.82	(15,677)	23.45
Outstanding, end of year	67,934	$27.65	126,946	$26.21	71,578	$22.44

As of December 31, 2019, there was $0.7 million of total unrecognized compensation cost related to service-based restricted stock awards. The remaining cost is expected to be recognized over a period of 0.81 years.
Stock Options
In accordance with the terms of the 2009 Equity Plan, options previously granted were all vested as of December 31, 2019 and must be exercised no later than ten years from the date of grant. If not exercised, outstanding options will expire in 2026.
The fair value of each stock option was estimated on the date of grant using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of the Company’s stock over the expected life of the option, which significantly impacts the assumed fair value. The Company used historical data to determine these assumptions

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The expected life of the options for employees represented the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.
The following table sets forth the Company’s stock option activity and related information for the years ended December 31, 2019, 2018 and 2017:

(millions, except per share amounts)	2019		2018		2017
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1.0	$18.50	1.7	$19.22	2.5	$20.63
Exercised	(0.2)	16.45	(0.7)	20.08	(0.4)	19.38
Canceled	—	17.07	—	25.17	(0.4)	28.96
Outstanding, end of year	0.8	$19.18	1.0	$18.50	1.7	$19.22

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $4.5 million, $7.2 million and $3.0 million, respectively.
The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2019:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	0.4	2.2	$16.67	0.4	$16.67
$20.01 – $30.00	0.4	4.9	22.0	0.4	21.97
Total	0.8	3.5	$19.18	0.8	$19.18

Aggregate intrinsic value for total options outstanding and exercisable at December 31, 2019 was $9.0 million, respectively.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose, at two different specified time intervals each year, to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 4.0 million common shares under this plan. As of December 31, 2019, a total of 3.6 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive cash or common share distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a 5- or 10-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 10,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2026. The Company accounts for the RSU Plan as a liability plan. There were 18,837 RSUs, 23,080 RSUs, and 26,323 RSUs granted in 2019, 2018 and 2017, respectively.
During 2019 and 2018, common shares valued at approximately $1,217,996 and $110,256, respectively, were distributed by the Company under the RSU Plan.
Share-based compensation expense recognized during 2019, 2018 and 2017 was $6.1 million, $11.1 million and $4.2 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2019, there was $6.6 million of total unrecognized compensation cost related to compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 0.98 years.
15. Net Earnings (Loss) Per Common Share
The following table sets forth the compilation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2019, 2018 and 2017:

(millions, except per share amounts)	2019	2018	2017
Numerator:
Net earnings (loss) for basic net earnings per common share	$87.4	$12.8	$(17.8)
Effect of dilutive share-based awards	(1.1)	—	—
Adjusted net earnings (loss) for dilutive net earnings (loss) per common share	$86.3	$12.8	$(17.8)
Denominator:
Weighted average shares for basic net earnings (loss) per common share	43.4	42.8	42.1
Effect of dilutive share-based awards	0.6	0.6	—
Adjusted weighted average shares for diluted net earnings (loss) per common share	44.0	43.4	42.1

Basic net earnings (loss) per common share	$2.01	$0.30	$(0.42)
Diluted net earnings (loss) per common share	$1.96	$0.29	$(0.42)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the options to purchase shares of common stock and the restricted share units (“RSU award”) provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2018 and 2017:

(millions)	2018	2017
Total number of antidilutive options and awards	0.1	0.5

16. Reportable Segments
The Company changed its reportable segments from four to three effective January 1, 2019. The exit from the specialty insurance business resulted in the elimination of specialty insurance as a reportable segment. Specialty results, labeled as "specialty run-off," are included in the tables below to enable reconciliation to total underwriting results.
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
The Company’s reportable insurance segments, and the products within each, are as follows:
•Personal Insurance Segment- personal auto, homeowners, and other personal
•Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation, farm & ranch, and other commercial

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017:

($ millions)	2019	2018	2017
Revenues from external sources:
Insurance operations
Personal insurance	$759.2	$673.9	$580.6
Commercial insurance	488.7	464.3	455.7
Specialty run-off	5.1	99.8	239.8
Total insurance operations	1,253.0	1,238.0	1,276.1
Investment operations segment
Net investment income	80.4	84.9	78.8
Net investment gain (loss)	74.2	(49.7)	65.1
Total investment operations	154.6	35.2	143.9
All other	2.4	2.6	2.3
Total revenues from external sources	1,410.0	1,275.8	1,422.3
Intersegment revenues	6.5	6.5	6.0
Total revenues	1,416.5	1,282.3	1,428.3
Reconciling items:
Eliminate intersegment revenues	(6.5)	(6.5)	(6.0)
Total consolidated revenue	$1,410.0	$1,275.8	$1,422.3
Segment (loss) income before federal income taxes:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(39.8)	$3.3	$(23.0)
Commercial insurance	(0.1)	(8.4)	(10.6)
Specialty run-off	(10.7)	0.4	(56.0)
Total insurance operations	(50.6)	(4.7)	(89.6)
Investment operations segment:
Net investment income	80.4	84.9	78.8
Net investment gain (loss)	74.2	(49.7)	65.1
Total investment operations	154.6	35.2	143.9
All other	0.3	0.4	0.6
Reconciling items:
GAAP adjustments	14.7	(3.7)	(9.9)
Interest expense on corporate debt	(4.9)	(5.7)	(5.9)
Corporate expenses	(7.1)	(8.6)	(4.1)
Total reconciling items	$2.7	$(18.0)	$(19.9)
Total consolidated income before federal income taxes	$107.0	$12.9	$35.0

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2019 and 2018:

($ millions)	2019	2018
Segment assets:
Investment operations segment	$2,747.3	$2,658.7
Total segment assets	2,747.3	2,658.7
Reconciling items:
Corporate assets	238.1	237.2
Total consolidated assets	$2,985.4	$2,895.9

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

17. Quarterly Financial Data (unaudited)
The following tables set forth quarterly financial data for 2019 and 2018:

($ millions, except per share amounts)	2019
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$367.6	$340.1	$334.5	$367.8
Income (loss) before federal income taxes	61.6	(7.6)	12.7	40.3
Net income (loss)	49.4	(6.2)	11.5	32.7
Income (loss) per common share:
Basic	$1.14	$(0.14)	$0.26	$0.75
Diluted	$1.12	$(0.14)	$0.25	$0.72

	2018
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$323.7	$341.7	$346.0	$264.4
(Loss) income before federal income taxes	(3.3)	7.7	41.0	(32.5)
Net (loss) income	(2.1)	6.0	33.4	(24.5)
(Loss) earnings per common share:
Basic	$(0.05)	$0.14	$0.78	$(0.57)
Diluted	$(0.05)	$0.14	$0.76	$(0.57)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Information concerning the change in our independent registered public accounting firm from Ernst & Young LLP to PricewaterhouseCoopers LLP for 2020 was previously reported on a Form 8-K filed with the SEC on September 3, 2019, which information will be supplemented pursuant to a Form 8-K/A to be filed with the SEC at the conclusion of the Ernst & Young LLP engagement.
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
The following report is provided by our management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):
1.Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
2.Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 framework to evaluate the effectiveness of our internal control over financial reporting. Our management believes that the COSO 2013 framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.
3.All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting.
4.Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, and has concluded that such internal control over financial reporting was effective.
5.Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2020 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of February 27, 2020, the members of our Audit Committee were Eileen A. Mallesch, Kym M. Hubbard, David R. Meuse and Setareh Pouraghabagher. Ms. Pouraghabagher is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch and Ms. Pouraghabagher are both an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance and Board of Directors—Nomination of Directors” in the 2020 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2020 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2020 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Corporate Governance and Board of Directors—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Report of the Fiscal Year Ended December 31, 2019” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information and Burn Rate” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance and Board of Directors—Directors—Director Independence” in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters—Independent Registered Public Accounting Firm - Audit and Other Services Fees” in our 2020 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for each of the three years in the period ended December 31, 2019
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2019
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019
Notes to Consolidated Financial Statements
(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2019, 2018 and 2017 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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
(a)(3)      LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.01 therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.04 therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

3.06	Second Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 3.01 therein)

4.01	Description of Securities	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.01	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.02	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.09 therein)

10.03	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.10 therein)

10.04	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.05	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.12 therein)

10.06	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.07	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.15 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.09	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.17 therein)

10.10
Amended and Restated Investment Management Agreement dated as of December 31, 2007, among Stateco Financial Services, Inc. and Patrons Mutual Insurance Company of Connecticut, Patrons Fire Insurance Company of Rhode Island, and Provision State Insurance Company
Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.11	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.26 therein)

10.12	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.22 therein)

10.13	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.27 therein)

10.14	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.24 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.15	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.28) therein)

10.16
Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company, effective January 1, 2013
Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.26 therein)

10.17
Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin)
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.18
Management and Operations Agreement, Amended and Restated as of January 1, 2015 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto Insurance Company of Ohio, Milbank Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company, Stateco Financial Services, Inc., 518 Property Management and Leasing, LLC, State Auto Holdings, Inc., Facilitators, Inc., CDC Holding, Inc., Partners General Insurance Agency, LLC, and Network E&S Brokers, LLC
Form 10-Q Quarterly Report for the period ended June 30, 2015 (see Exhibit 10.01 therein)

10.19
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
10.20
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

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.27
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

10.28
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

10.29
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
Form 10-Q Quarterly Report for the period ended September 30, 2014 (see Exhibit 10.01 therein)

10.30	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.31	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.32	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.33	Addendum, effective May 19, 2019, to the Credit Agreement dated as of May 19, 2009, between Milbank Insurance Company and State Automobile Mutual Insurance Company	Form 8-K Current Report filed May 8, 2019 (see Exhibit 10.02 therein)

10.34	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.35	Addendum, effective May 8, 2019, to the Credit Agreement dated as of May 8, 2009, between State Auto Property & Casualty Insurance Company and State Automobile Mutual Insurance Company	Form 8-K Current Report filed May 8, 2019 (see Exhibit 10.01 therein)

10.36	Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.02 therein)

10.37	Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati	Form 10-Q Quarterly Report for the period ended June 30, 2013 (see Exhibit 10.03 therein)

10.38
Application for Callable Advance signed September 2, 2016 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 10-Q Quarterly Report for the period ended September 30, 2016 (see Exhibit 10.01 therein)

10.39	Open Line of Credit Application dated as of April 2, 2019, between State Auto Property & Casualty and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on April 2, 2019 (see Exhibit 10.01 therein)

10.40	Advance dated as of May 17, 2018, between State Auto Property & Casualty and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on May 23, 2018 (see Exhibit 10.1 therein)

10.41*
Employment Agreement, dated as of November 28, 2017, commencing as of January 1, 2018, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.42 therein)

10.42*
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

10.44*
Executive Change of Control Agreement dated as of November 28, 2017 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Included herein

10.45*
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
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.47 therein)

10.47*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.48*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.1 therein)

10.49*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Paul M. Stachura	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.2 therein)

10.50*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Gregory A. Tacchetti	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.3 therein)

10.51*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.52*	State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2017 (see Exhibit 10.01 therein)

10.53*	Form of PAU Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.50 therein)

10.54*	Form of Performance Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.51 therein)

10.55*	Form of Time Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.52 therein)

10.56*	Form of Time Based Deferred Stock Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.53 therein)

10.57*	Form of Performance Based Deferred Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.54 therein)

10.58*	Form of Performance Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.55 therein)

10.59*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.60*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.61*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.62*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.63*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.64*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.65*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.66*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.67*	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.01 therein)

10.68*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.69*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.71*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Michael E. LaRocco	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.01 therein)

10.72*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.02 therein)

10.73*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Jessica E. Clark	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.03 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.04 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.05 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.06 therein)

10.77*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.74 therein)

10.78*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.75 therein)

10.79*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.76 therein)

10.80*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.81*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.82*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.83*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.84*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.02 therein)

10.85*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.86*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.87*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.88*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.89*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.90*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.91*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.92*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.93*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.94*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.95*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.96*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.97*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.98*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.99*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.100*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.101*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.102*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.103*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.104*	State Auto Financial Corporation One Team Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.03 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney - Robert E. Baker, Michael J. Fiorile, Kym M. Hubbard, Eileen A. Mallesch, David R. Meuse and S. Elaine Roberts	Form 10-K Annual Report for year ended December 31, 2016 (see Exhibit 24.01 therein)

24.02	Power of Attorney- Setareh Pouraghabagher	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 24.02 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.
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

STATE AUTO FINANCIAL CORPORATION

Dated: February 27, 2020	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	February 27, 2020
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	February 27, 2020
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	February 27, 2020
Matthew R. Pollak	(principal accounting officer)

Robert E. Baker*	Director	February 27, 2020
Robert E. Baker

Michael J. Fiorile*	Director	February 27, 2020
Michael J. Fiorile

Kym M. Hubbard*	Director	February 27, 2020
Kym M. Hubbard

Eileen A. Mallesch*	Director	February 27, 2020
Eileen A. Mallesch

David R. Meuse*	Director	February 27, 2020
David R. Meuse

Setareh Pouraghabagher*	Director	February 27, 2020
Setareh Pouraghabagher

S. Elaine Roberts*	Director	February 27, 2020
S. Elaine Roberts

*	Steven E. English, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	February 27, 2020
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2019

($ millions)
December 31, 2019	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$578.2	$578.2
Obligations of states and political subdivisions	404.3	425.4	425.4
Corporate securities	460.5	471.8	471.8
U.S. government agencies residential mortgage-backed securities	646.0	652.5	652.5
Total available-for-sale fixed maturities	2,080.0	2,127.9	2,127.9

(1)	Original cost of fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2019	2018
Assets
Investments in common stock of subsidiaries (equity method)	$1,059.8	$913.9
Other invested assets	5.0	4.0
Cash and cash equivalents	8.8	14.8
Other assets	0.1	0.1
Federal income tax, net	15.3	15.2
Total assets	$1,089.0	$948.0
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.6 and $116.5, respectively)	$116.6	$116.5
Due to affiliates	0.7	0.3
Other liabilities	11.8	12.7
Total liabilities	129.1	129.5
Stockholders’ equity:
Common stock, without par value. Authorized 100.0 shares; 50.4 and 50.0 shares issued, respectively, at stated value of $2.50 per share	125.9	125.0
Treasury stock, 6.9 and 6.8 shares, respectively, at cost	(117.5)	(117.0)
Additional paid-in capital	206.7	194.2
Accumulated other comprehensive income	(37.9)	(96.4)
Retained earnings	782.7	712.7
Total stockholders’ equity	959.9	818.5
Total liabilities and stockholders’ equity	$1,089.0	$948.0

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2019	2018	2017
Net investment income	$0.5	$0.5	$0.4
Net investment gain (loss)	0.8	(0.6)	0.3
Total revenues	1.3	(0.1)	0.7
Interest expense (affiliates $6.3, $6.3 and $6.1, respectively)	6.3	6.3	6.1
Other operating expenses	5.2	7.1	6.7
Total expenses	11.5	13.4	12.8
Loss before federal income taxes	(10.2)	(13.5)	(12.1)
Federal income tax (benefit) expense	(2.9)	(3.4)	5.1
Net loss before equity in net income (loss) of subsidiaries	(7.3)	(10.1)	(17.2)
Equity in net income (loss) of subsidiaries	94.7	22.9	(0.6)
Net income (loss)	$87.4	$12.8	$(17.8)

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2019	2018	2017
Net income (loss)	$87.4	$12.8	$(17.8)
Other comprehensive income (loss), net of tax:
Net unrealized holding gain on available-for-sale investments:
Unrealized holding gains arising during the year	—	—	0.3
Reclassification adjustments for gains realized in net income	—	—	0.3
Income tax expense	—	—	(0.1)
Total net unrealized holding gain on available-for-sale investments	—	—	0.5
Unrealized equity in subsidiaries	58.5	(36.3)	5.7
Other comprehensive income (loss)	58.5	(36.3)	6.2
Comprehensive income (loss)	$145.9	$(23.5)	$(11.6)

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2019	2018	2017
Cash flows used in operating activities:
Net income (loss)	$87.4	$12.8	$(17.8)
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	(1.4)	2.0	1.1
Net investment (gain) loss	(0.8)	0.5	(0.3)
Equity in net (gain) loss from consolidated subsidiaries	(94.7)	(22.9)	0.6
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	1.1	(0.1)	—
Excess tax (benefit) expense on share-based awards	(0.9)	0.9	—
Federal income taxes, net	0.8	(0.3)	5.6
Net cash used in operating activities	(8.5)	(7.1)	(10.8)
Cash flows provided by investing activities:
Dividends received from consolidated subsidiaries	14.8	15.4	17.7
Purchases of other invested assets	(0.3)	(0.4)	(0.4)
Maturities, calls and pay downs of fixed maturities – available-for-sale	—	—	1.2
Net cash provided by investing activities	14.5	15.0	18.5
Cash flows used in financing activities:
Proceeds from issuance of common stock	5.9	15.4	10.2
Payments to acquire treasury stock	(0.5)	(0.2)	(0.3)
Payment of dividends	(17.4)	(17.1)	(16.9)
Net cash used in financing activities	(12.0)	(1.9)	(7.0)
Net (decrease) increase in cash and cash equivalents	(6.0)	6.0	0.7
Cash and cash equivalents at beginning of year	14.8	8.8	8.1
Cash and cash equivalents at end of year	$8.8	$14.8	$8.8
Supplemental Disclosures:
Federal income tax received	2.8	4.0	0.5
Interest paid (affiliates $6.3, $6.3 and $6.1, respectively)	$(6.3)	$(6.3)	$(6.1)

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

($ millions, except interest rates)	December 31, 2019			December 31, 2018
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$18.4	5.28%	$15.0	$15.3	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	104.4	5.28%	85.0	86.7	5.28%
Total notes payable to affiliates	$100.0	$122.8		$100.0	$102.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2019, 2018 and 2017

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2019:
Personal insurance segment	$62.6	$247.2	$373.9	$—	$759.2
Commercial insurance segment	48.3	572.0	267.5	—	488.7
Specialty run-off	0.2	233.7	0.3	—	5.1
Investment operations segment	—	—	—	—	—
Total	$111.1	$1,052.9	$641.7	$—	$1,253.0
Year ended December 31, 2018:
Personal insurance segment	$59.0	$240.5	$340.9	$—	$673.9
Commercial insurance segment	41.6	581.9	230.7	—	464.3
Specialty run-off	1.3	318.9	6.0	—	99.8
Investment operations segment	—	—	—	—	—
Total	$101.9	$1,141.3	$577.6	$—	$1,238.0
Year ended December 31, 2017:
Personal insurance segment	$49.8	$256.1	$288.1	$—	$580.6
Commercial insurance segment	41.5	604.3	225.6	—	455.7
Specialty run-off	19.0	392.1	91.7	—	239.8
Investment operations segment	—	—	—	—	—
Total	$110.3	$1,252.5	$605.4	$—	$1,276.1

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2019:
Personal insurance segment	$—	$553.4	$127.5	$110.0	$792.4
Commercial insurance segment	—	280.4	88.2	113.3	526.4
Specialty run-off	—	12.7	0.8	2.2	(0.7)
Investment operations segment	80.4	—	—	—	—
Total	$80.4	$846.5	$216.5	$225.5	$1,318.1
Year ended December 31, 2018:
Personal insurance segment	$—	$442.3	$114.7	$116.3	$726.5
Commercial insurance segment	—	275.2	84.1	115.7	469.8
Specialty run-off	—	80.6	21.2	(2.2)	14.0
Investment operations segment	84.9	—	—	—	—
Total	$84.9	$798.1	$220.0	$229.8	$1,210.3
Year ended December 31, 2017:
Personal insurance segment	$—	$416.3	$100.5	$90.6	$610.0
Commercial insurance segment	—	284.2	78.8	107.1	453.6
Specialty run-off	—	219.3	63.0	(21.4)	206.7
Investment operations segment	78.8	—	—	—	—
Total	$78.8	$919.8	$242.3	$176.3	$1,270.3

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2019, 2018 and 2017

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2019	$976.8	$25.4	$1032.7	$81.3	$1,253.0	$1,253.0	6.5%
2018	881.3	22.6	919.7	61.0	1,238.0	1,238.0	4.9%
2017	828.7	22.6	817.1	11.0	1,276.1	1,276.1	0.9%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.