Form 10-Q
period 2020-03-31
State Auto Financial CORP
filed 2020-05-07
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No   ☒
On May 1, 2020, the Registrant had 43,771,333 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month periods ended March 31, 2020

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2020	December 31, 2019
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,051.8 and $2,080.0, respectively)	$2,128.3	$2,127.9
Equity securities	275.7	395.2
Other invested assets	54.6	69.7
Other invested assets, at cost	12.5	6.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,541.1	2,669.3
Cash and cash equivalents	126.6	78.0
Accrued investment income and other assets	33.2	31.7
Deferred policy acquisition costs (affiliated net assumed $21.8 and $20.2, respectively)	113.3	111.1
Reinsurance recoverable on losses and loss expenses payable	39.7	13.6
Prepaid reinsurance premiums	7.9	7.5
Due from affiliate	22.5	21.5
Current federal income taxes	6.7	6.3
Net deferred federal income taxes	64.9	42.2
Property and equipment, held for sale	4.2	4.2
Total assets	$2,960.1	$2,985.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $457.3 and $500.8, respectively)	$1,086.6	$1,066.5
Unearned premiums (affiliated net assumed $126.3 and $116.7, respectively)	665.7	649.2
Notes payable (affiliates $15.2 and $15.2, respectively)	182.1	122.0
Pension and postretirement benefits	71.5	72.9
Other liabilities (affiliated net assumed $10.7 and $19.5, respectively)	87.5	114.9
Total liabilities	2,093.4	2,025.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.6 and 50.4 shares issued, respectively, at stated value of $2.50 per share	126.5	125.9
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.4)	(117.5)
Additional paid-in capital	209.1	206.7
Accumulated other comprehensive loss	(13.7)	(37.9)
Retained earnings	663.2	782.7
Total stockholders’ equity	866.7	959.9
Total liabilities and stockholders’ equity	$2,960.1	$2,985.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2020	2019
Earned premiums (affiliated net assumed $58.3 and $59.7, respectively)	$330.5	$302.7
Net investment income (affiliates $0.7 and $1.2, respectively)	18.9	19.4
Net investment (loss) gain	(135.2)	44.9
Other income from affiliates	0.6	0.6
Total revenues	214.8	367.6

Losses and loss expenses (affiliated net assumed $10.9 and $56.4, respectively)	239.4	194.3
Acquisition and operating expenses (affiliated net assumed $20.9 and $24.2, respectively)	114.9	107.6
Interest expense (affiliates $0.2 and $0.2, respectively)	1.2	1.2
Other expenses	3.3	2.9
Total expenses	358.8	306.0
(Loss) income before federal income taxes	(144.0)	61.6
Federal income tax (benefit) expense:
Current	—	(0.4)
Deferred	(29.4)	12.6
Total federal income tax (benefit) expense	(29.4)	12.2
Net (loss) income	$(114.6)	$49.4
(Loss) earnings per common share:
Basic	$(2.62)	$1.14
Diluted	$(2.62)	$1.12
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2020	2019
Net (loss) income	$(114.6)	$49.4
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding gains	31.0	34.5
Reclassification adjustments for gains realized in net income	(2.4)	(0.1)
Income tax expense	(6.0)	(7.2)
Total net unrealized holding gains on available-for-sale investments	22.6	27.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	3.7	2.4
Income tax expense	(0.5)	(0.2)
Total net unrecognized benefit plan obligations	1.6	0.6
Other comprehensive income	24.2	27.8
Comprehensive (loss) income	$(90.4)	$77.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended March 31
	2020	2019
Common shares:
Balance at beginning of period	50.4	50.0
Issuance of shares	0.2	0.1
Balance at March 31	50.6	50.1
Treasury shares:
Balance at beginning of period	(6.9)	(6.8)
Balance at March 31	(6.9)	(6.8)
Common stock:
Balance at beginning of period	$125.9	$125.0
Issuance of shares	0.6	0.3
Balance at March 31	$126.5	$125.3
Treasury stock:
Balance at beginning of period	$(117.5)	$(117.0)
Shares acquired on stock award exercises and vested restricted shares	(0.9)	(0.5)
Balance at March 31	$(118.4)	$(117.5)
Additional paid-in capital:
Balance at beginning of period	$206.7	$194.2
Issuance of common stock	1.3	0.7
Stock awards granted	1.1	3.5
Balance at March 31	$209.1	$198.4
Accumulated other comprehensive loss:
Balance at beginning of period	$(37.9)	$(96.4)
Change in net unrealized holding gains on available-for-sale investments	22.6	27.2
Total net unrecognized benefit plan obligations	1.6	0.6
Balance at March 31	$(13.7)	$(68.6)
Retained earnings:
Balance at beginning of period	$782.7	$712.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	(0.5)	—
Net (loss) income	(114.6)	49.4
Dividends declared (affiliates $2.6 and $2.6, respectively)	$(4.4)	$(4.4)
Balance at March 31	663.2	757.7
Total stockholders’ equity at March 31	$866.7	$895.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(114.6)	$49.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	1.6	3.1
Share-based compensation	0.5	3.8
Net investment loss (gain)	135.2	(44.9)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.2)	(2.4)
Accrued investment income and other assets	(1.5)	(4.1)
Postretirement and pension benefits	(0.9)	(0.1)
Other liabilities and due to/from affiliates, net	(26.2)	(33.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(26.5)	0.8
Losses and loss expenses payable	19.5	(17.9)
Unearned premiums	16.5	3.3
Deferred tax (benefit) expense on share-based awards	(0.2)	0.2
Federal income taxes	(29.2)	12.0
Net cash used in operating activities	(28.0)	(30.4)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(122.4)	(137.2)
Purchases of equity securities	(16.1)	(19.5)
Purchases of other invested assets	(6.6)	(1.0)
Maturities, calls and pay downs of fixed maturities available-for-sale	67.9	125.9
Sales of fixed maturities available-for-sale	83.5	65.6
Sales of equity securities	13.2	12.7
Sales of other invested assets	0.4	0.3
Disposals of property and equipment	0.2	—
Net cash provided by investing activities	20.1	46.8
Cash flows from financing activities:
Proceeds from issuance of common stock	1.8	1.0
Payments to acquire treasury stock	(0.9)	(0.5)
Payment of dividends	(4.4)	(4.4)
Proceeds from short-term debt	60.0	—
Net cash provided by (used in) financing activities	56.5	(3.9)
Net increase in cash and cash equivalents	48.6	12.5
Cash and cash equivalents at beginning of period	78.0	59.8
Cash and cash equivalents at end of period	$126.6	$72.3
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.2	$1.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2019 Form 10-K.
The COVID-19 pandemic has caused an economic downturn on a global scale, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place and other governmental regulations, as well as significant market disruption and volatility. The scope, duration and magnitude of the effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however, the impact could be material. The Company's future financial results and operations depend in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.
Adoption of Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. This includes the Company's direct third party reinsurance recoverables, and the Company's share of the State Auto Group's third party reinsurance recoverables assumed via the Pooling Arrangement. In addition, ASC 326 made changes to the accounting for available-for-sale fixed maturities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale fixed maturities management does not intend to sell or believes that it is more likely than not they will not be required to sell.
The adoption of this guidance reduced retained earnings by $0.5 million, net of tax, and established an allowance for estimated uncollectible reinsurance as of January 1, 2020. Adoption of ASC 326 for available-for-sale fixed maturities was prospective, and therefore there was no adjustment to retained earnings as of January 1, 2020. Changes to the Company's accounting policy resulting from the adoption of the guidance are discussed below.
Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 which changes the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The new guidance eliminates (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the entity's policy for the timing of transfers between levels, and (iii) the entity's valuation process for Level 3 fair value measurements. Additionally, the guidance now requires to disclose (i) the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, and (ii) the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for Level 3 fair value measurements. Finally, the guidance requires entities to provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future. The guidance became effective for annual reporting periods after December 15, 2019 and it did not have a material impact on the Company's results of operations, consolidated financial position or cash flows.
Pending Adoption of Recent Accounting Pronouncements
For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Significant Accounting Policy Updates
The following accounting policies have been updated to reflect the Company's adoption of ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments as described above.
Investments
Investments in fixed maturities are classified as available-for-sale and are carried at fair value. For fixed maturities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For fixed maturities that do not meet the aforementioned criteria, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Changes in the allowance for credit losses are recorded in the "net investment gain (loss)" line item on the condensed consolidated statement of income. Losses are charged against the allowance when management believes the uncollectibility of a fixed maturity is confirmed or when either of the criteria regarding intent or requirement to sell is met. Description and disclosure of credit losses on fixed maturities are disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The Company excludes accrued interest receivable from both the estimated fair value and the amortized cost basis of available-for-sale fixed maturities and includes such amounts within "accrued investment income and other assets" on the Company's condensed consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible.
Reinsurance Recoverables
Management assesses expected credit losses on third party reinsurance recoverables for the entire State Auto Pool as pursuant to the Pooling Arrangement (as defined in Note 6) and the Company is responsible for its share of the estimated uncollectible reinsurance for the entire pool. Management uses A.M. Best’s Financial Strength ratings or equivalent such as S&P, Moody’s, or Fitch when an A.M. Best Financial Strength rating is not available to assess the credit risk of the reinsurance recoverables. The estimate of expected credit losses considers historical credit loss information as well as current conditions and reasonable and supportable forecasts. Description and disclosure of credit losses on reinsurance recoverables are disclosed in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Premiums
Premiums are recognized as earned pro rata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
Under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for their share of the Pooled Companies net premiums written during the quarter, retaining all premium receivable amounts from insureds and agents.
Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Group’s premiums receivable balance. Current and historical collection experiences along with reasonable and supportable forecasts are used to estimate a percentage of the premiums receivable balance that will be uncollectible. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at March 31, 2020 and December 31, 2019 is approximately $386.6 million and $371.0 million, respectively, net of the allowance for uncollectible premiums receivable of $7.0 million and $4.3 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of investments by investment category at March 31, 2020 and December 31, 2019:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$559.3	$38.0	$(0.2)	$597.1
Obligations of states and political subdivisions	392.9	20.8	—	413.7
Corporate securities	470.1	5.0	(7.2)	467.9
U.S. government agencies mortgage-backed securities	629.5	24.7	(4.6)	649.6
Total available-for-sale fixed maturities	$2,051.8	$88.5	$(12.0)	$2,128.3

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.3	$(3.3)	$578.2
Obligations of states and political subdivisions	404.3	21.1	—	425.4
Corporate securities	460.5	11.7	(0.4)	471.8
U.S. government agencies mortgage-backed securities	646.0	11.1	(4.6)	652.5
Total available-for-sale fixed maturities	$2,080.0	$56.2	$(8.3)	$2,127.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$22.2	$(0.2)	7	$—	$—	—	$22.2	$(0.2)	7
Corporate securities	205.9	(7.1)	38	6.0	$(0.1)	2	211.9	$(7.2)	40
U.S. government agencies mortgage-backed securities	113.1	(3.9)	27	22.1	(0.7)	5	135.2	(4.6)	32
Total temporarily impaired securities	$341.2	$(11.2)	72	$28.1	$(0.8)	7	$369.3	$(12.0)	79

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2019:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$136.0	$(2.5)	17	$157.6	$(0.8)	11	$293.6	$(3.3)	28
Corporate securities	—	—	—	40.8	(0.4)	7	40.8	(0.4)	7
U.S. government agencies mortgage-backed securities	126.6	(1.5)	15	137.9	(3.1)	32	264.5	(4.6)	47
Total temporarily impaired securities	$262.6	$(4.0)	32	$336.3	$(4.3)	50	$598.9	$(8.3)	82

The Company reviewed its available-for-sale fixed maturities at March 31, 2020, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
•U.S. treasury securities and obligations of U.S. government agencies: These securities were issued by the U.S. Treasury Department or Federal government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.
•Corporate securities: Corporations in various industries issued these securities. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company reviewed the issuers of these securities to identify any significant adverse change in financial condition, a change in the quality of credit enhancement (if any), a ratings decrease, or negative outlook assignment from a major credit rating agency, and any failure to make interest or principal payments. After these reviews, the Company determined that the decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.
•U.S. government agencies mortgage-backed securities: Federal government-sponsored entities issued these securities. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company regularly monitors its available-for-sale fixed maturities that have fair values less than cost or amortized cost for signs of impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive income.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$106.6	$106.8
Due after 1 year through 5 years	586.1	594.4
Due after 5 years through 10 years	149.9	154.9
Due after 10 years	579.7	622.6
U.S. government agencies mortgage-backed securities	629.5	649.6
Total	$2,051.8	$2,128.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $166.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB") as further described in Note 8. In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At March 31, 2020, State Auto P&C had fixed maturities with fair values of approximately $29.3 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.1 million and $9.3 million were on deposit with insurance regulators as required by law at March 31, 2020, and December 31, 2019, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019
Fixed maturities	$15.1	$15.1
Equity securities	3.1	2.8
Cash and cash equivalents, and other	1.0	1.7
Investment income	19.2	19.6
Investment expenses	0.3	0.2
Net investment income	$18.9	$19.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Proceeds on sales of investments were $97.1 million and $78.6 million for the three months ended March 31, 2020, and 2019, respectively.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	3.6	0.1
Realized losses on sales of securities	(1.2)	—
Net gain on fixed maturities	2.4	0.1
Equity securities:
Realized gains (losses) on sales of securities, net	0.9	(1.9)
Unrealized (loss) gain on securities still held, net	(123.3)	44.1
Net (loss) gain on equity securities	(122.4)	42.2
Other invested assets:
Unrealized (loss) gain on securities still held, net	(15.4)	3.9
Net (loss) gain on other invested assets	(15.4)	3.9
Other net realized gain (loss)	0.2	(1.3)
Net (loss) gain on investments	$(135.2)	$44.9

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$28.6	$34.4
Deferred federal income tax liability	(6.0)	(7.2)
Change in net unrealized holding gains, net of tax	$22.6	$27.2

3. Fair Value of Financial Instruments
Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.

•
Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At March 31, 2020, and December 31, 2019, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $42.6 million and $56.4 million at March 31, 2020, and December 31, 2019, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2020 and December 31, 2019:

($ millions)	Total	Level 1	Level 2
March 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$597.1	$—	$597.1
Obligations of states and political subdivisions	413.7	—	413.7
Corporate securities	467.9	—	467.9
U.S. government agencies mortgage-backed securities	649.6	—	649.6
Total available-for-sale fixed maturities	2,128.3	—	2,128.3
Equity securities:
Large-cap securities	86.9	86.9	—
Mutual and exchange traded funds	188.8	188.8	—
Total equity securities	275.7	275.7	—
Other invested assets	12.0	12.0	—
Total investments	$2,416.0	$287.7	$2,128.3

($ millions)	Total	Level 1	Level 2
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$578.2	$—	$578.2
Obligations of states and political subdivisions	425.4	—	425.4
Corporate securities	471.8	—	471.8
U.S. government agencies mortgage-backed securities	652.5	—	652.5
Total available-for-sale fixed maturities	2,127.9	—	2,127.9
Equity securities:
Large-cap securities	104.4	104.4	—
Mutual and exchange traded funds	290.8	290.8	—
Total equity securities	395.2	395.2	—
Other invested assets	13.3	13.3	—
Total investments	$2,536.4	$408.5	$2,127.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2020, was $12.0 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	March 31, 2020			December 31, 2019
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, May 2019	$70.0	$82.6	4.05%	$70.0	$74.6	4.05%

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

($ millions, except interest rates)	March 31, 2020			December 31, 2019
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.6	$21.5	1.73%	$21.5	$21.5	1.73%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	100.0	3.96%	85.3	97.8	3.96%
FHLB REPO Based Advances due 2020:, issued $60.0, March 2020 with fixed interest	60.0	60.0	0.38%	—	—	—%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	5.78%	15.2	15.2	6.11%
Total notes payable	$182.1	$196.7		$122.0	$134.5

4. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
($ millions)	2020	2019
Balance, beginning of year	$111.1	$101.9
Acquisition costs deferred	91.1	84.0
Acquisition costs amortized to expense	(88.9)	(81.6)
Balance, end of period	$113.3	$104.3

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the three months ended March 31, 2020 and 2019:

($ millions)	2020	2019
Losses and loss expenses payable, at beginning of period	$1,066.5	$1,146.8
Less: reinsurance recoverable on losses and loss expenses payable	13.6	5.5
Net balance at beginning of period	1,052.9	1,141.3
Incurred related to:
Current year	246.9	215.7
Prior years	(7.5)	(21.4)
Total incurred	239.4	194.3
Paid related to:
Current year	74.1	59.3
Prior years	171.3	152.0
Total paid	245.4	211.3
Net balance at end of period	1,046.9	1,124.3
Plus: reinsurance recoverable on losses and loss expenses payable	39.7	4.6
Losses and loss expenses payable, at end of period	$1,086.6	$1,128.9

The Company recorded less favorable development related to prior years’ loss and loss expense reserves for the three months ended March 31, 2020, of $7.5 million compared to $21.4 million for the same 2019 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2020 was $10.5 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all products developed favorably, with small commercial package, middle market commercial, and workers' compensation contributing $5.4 million, $5.1 million, and $4.0 million, respectively. Somewhat offsetting the favorable development was adverse development in the personal insurance segment of $6.4 million, driven by personal auto and homeowners which contributed $5.2 million and $2.2 million of adverse development, respectively.
Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2019 was primarily due to favorable development in the personal and commercial insurance segments. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2019 was $20.9 million. In the personal insurance segment, personal auto contributed $6.8 million of favorable development, primarily attributable to lower than anticipated severity from the 2018 accident year partially offset by $0.6 million of adverse development in homeowners, primarily from the 2018 accident year. In the commercial insurance segment, all products developed favorably, with small commercial package, workers' compensation, and middle market commercial contributing $4.8 million, $4.5 million, and $3.1 million, respectively. Slightly offsetting the favorable development was adverse development in the specialty run-off business of $1.3 million, primarily driven by large fire losses in the fourth quarter of 2018 in E&S property.
6. Reinsurance
The insurance subsidiaries of State Auto Financial, referred to as the STFC Pooled Companies, participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with the Mutual Pooled Companies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019
Premiums earned:
Assumed from external insurers and reinsurers	$20.6	$18.2
Assumed under Pooling Arrangement	330.5	302.7
Ceded to external insurers and reinsurers	(10.6)	(5.9)
Ceded under Pooling Arrangement	(272.2)	(243.0)
Net assumed premiums earned	$68.3	$72.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$11.7	$14.2
Assumed under Pooling Arrangement	239.4	200.2
Ceded to external insurers and reinsurers	(33.5)	(0.6)
Ceded under Pooling Arrangement	(228.5)	(143.8)
Net assumed losses and loss expenses incurred	$(10.9)	$70.0

7. Current Expected Credit Losses
The Company is exposed to third-party credit risk both directly through its cessions to reinsurers and indirectly through its participation in the Pooling Arrangement. In addition to exposure to credit risk on reinsurance recoverables, the Company is also exposed to credit risk on amounts due from insureds and agents through the Pooling Arrangement. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers.
At March 31, 2020, the determination of the allowance for credit losses for premiums receivable and reinsurance recoverables included considerations for the potential impacts of the COVID-19 pandemic on the Company's ability to collect balances due from its insureds, agents, and reinsurers.
Reinsurance recoverables
The State Auto Group monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At March 31, 2020, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. The allowance for credit losses is included in the "reinsurance recoverables on losses and loss expenses payable" and "losses and loss expenses payable" line items in the Company's condensed consolidated balance sheets.
The following table sets forth the amortized cost of the Company's direct third-party reinsurance recoverables by FSR, net of the allowance for credit losses, at March 31, 2020:

($ millions)	Amortized Cost
Financial strength rating:
A++	$1.1
A+	16.5
A	22.1
Reinsurance recoverable on losses and loss expenses payable, net of allowance for credit losses	$39.7

The following table sets forth the changes in the Company’s allowance for credit losses on reinsurance recoverables, for the three months ended March 31, 2020:

($ millions)	Allowance for credit losses on reinsurance recoverables
Beginning balance at January 1, 2020	$—
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	0.7
Credit loss expense	0.2
Ending balance at March 31, 2020	$0.9

Premiums Receivables
Management utilizes a premiums receivables aging schedule to estimate an allowance for uncollectible premiums receivable on the State Auto Group’s premiums receivable balance. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at March 31, 2020 included consideration of other factors,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

including macro economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation. The Company's share of bad debt expense for uncollectible premiums receivable for the three months ended March 31, 2020 and 2019 was $2.7 million and $0.3 million, respectively, and is included in "other expenses" on the condensed consolidated statements of income and in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
8. Notes Payable and Open Line of Credit
FHLB Loans
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, is for general corporate purposes and is intended to provide additional liquidity to State Auto P&C. The REPO based advances can be drawn for a minimum of one day and may be drawn for longer periods of time subject to the FHLB agreement, which is for a one-year term. The REPO based advances are each at an interest rate determined on the initial date of such advance. All principal and interest is due at maturity of such advance and is not pre-payable. The REPO based advances are fully secured by a pledge of specific investment securities of State Auto P&C. As of March 31, 2020, a REPO based advances in the amount of $60.0 million was outstanding at a rate of 0.38%.
State Auto P&C also has two terms loans and a line of credit with the FHLB that are more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The foregoing REPO based advances, line of credit. and term loans from the FHLB are collectively referred to as the "FHLB Loans."

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020		2019
Amount at statutory rate	$(30.2)	21.0%	$12.9	21.0%
Tax-exempt interest and dividends received deduction	(0.7)	0.5	(0.7)	(1.1)
Other, net	1.5	(1.1)	—	—
Federal income tax (benefit) expense	(29.4)	20.4%	12.2	19.9%

10. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three months ended March 31, 2020 and 2019:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2020	2019	2020	2019
Service cost	$1.2	$1.0	$—	$—
Interest cost	2.4	2.9	0.1	0.2
Expected return on plan assets	(4.4)	(4.2)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	2.3	1.5	0.1	0.1
Net periodic cost (benefit)	$1.5	$1.2	$(1.2)	$(1.1)

The Company expects to contribute $15.0 million to its pension plan in 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Other Comprehensive Income and Accumulated Other Comprehensive Loss
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three months ended March 31, 2020 and 2019:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive income before reclassifications	24.5	—	24.5
Amounts reclassified from AOCI (a)	(1.9)	1.6	(0.3)
Net current period other comprehensive income	22.6	1.6	24.2
Ending balance at March 31, 2020	$63.0	$(76.7)	$(13.7)

Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive income before reclassifications	27.3	—	27.3
Amounts reclassified from AOCI (a)	(0.1)	0.6	0.5
Net current period other comprehensive income	27.2	0.6	27.8
Ending balance at March 31, 2019	$7.0	$(75.6)	$(68.6)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2020 and 2019:

($ millions)
Details about Accumulated Other	Three months ended March 31		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2020	2019
Unrealized gains on available-for-sale fixed maturity investments	$2.4	$0.1	Realized gains on sale of securities
	2.4	0.1	Total before tax
	(0.5)	—	Tax expense
	1.9	0.1	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(3.7)	(2.4)	(b)
	(2.1)	(0.8)	Total before tax
	0.5	0.2	Tax benefit
	(1.6)	(0.6)	Net of tax
Total reclassifications for the period	$0.3	$(0.5)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

12. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2020 and 2019:

($ and shares in millions, except per share amounts)	Three months ended March 31
	2020	2019
Numerator:
Net (loss) income for basic earnings per common share	$(114.6)	$49.4
Denominator:
Weighted average shares for basic (loss) earnings per common share	43.7	43.3
Effect of dilutive share-based awards	—	0.6
Adjusted weighted average shares for diluted net (loss) earnings per common share	43.7	43.9

Basic net (loss) earnings per common share	$(2.62)	$1.14
Diluted net (loss) earnings per common share	$(2.62)	$1.12

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted (loss) earnings per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2020 and 2019:

(shares in millions)	Three months ended March 31
	2020	2019
Total number of antidilutive awards	0.5	—

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019
Revenue from external sources:
Insurance operations
Personal insurance	$198.1	$181.5
Commercial insurance	132.4	116.4
Specialty run-off	—	4.8
Total insurance operations	330.5	302.7
Investment operations
Net investment income	18.9	19.4
Net investment (loss) gain	(135.2)	44.9
Total investment operations	(116.3)	64.3
All other	0.6	0.6
Total revenue from external sources	214.8	367.6
Intersegment revenue	1.6	1.6
Total revenue	216.4	369.2
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.6)
Total consolidated revenues	$214.8	$367.6
Segment (loss) income before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$0.3	$4.2
Commercial insurance	(30.0)	(5.9)
Specialty run-off	(0.4)	(1.4)
Total insurance operations	(30.1)	(3.1)
Investment operations
Net investment income	18.9	19.4
Net investment (loss) gain	(135.2)	44.9
Total investment operations	(116.3)	64.3
All other	0.1	0.1
Total segment (loss) income before reconciling items	(146.3)	61.3
Reconciling items:
GAAP expense adjustments	5.9	4.1
Interest expense on corporate debt	(1.2)	(1.2)
Corporate expenses	(2.4)	(2.6)
Total reconciling items	2.3	0.3
Total consolidated (loss) income before federal income tax	$(144.0)	$61.6

Investable assets attributable to the Company’s investment operations segment totaled $2,667.7 million and $2,747.3 million at March 31, 2020, and December 31, 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

14.  Contingencies and Litigation
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2020 and December 31, 2019, and for the consolidated statements of income for the three month periods ended March 31, 2020 and 2019. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2019 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2019 Form 10-K, updated by Part II, Item 1A of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
We have three reportable segments: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” in Item 1 of the 2019 Form 10-K for more information about our insurance segments. The results from our previously exited specialty insurance business are disclosed as "specialty run-off." Financial information about our reportable segments for 2020 is set forth in Note 13 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
COVID-19
The impact of COVID-19 on our future results of operations and financial condition are highly uncertain at this time and outside of our control. The scope, duration and magnitude of the effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our results for the first quarter of 2020 is not indicative of its impact on our results for the remainder of 2020. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity or cash flows as a result of the COVID-19 pandemic, see “Part II-Item 1A-Risk Factors” included in this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2020 and 2019:

($ millions, except per share amounts)	Three months ended March 31
	2020	2019
GAAP Basis:
Total revenues	$214.8	$367.6
(Loss) income before federal income taxes	$(144.0)	$61.6
Net (loss) income	$(114.6)	$49.4
Basic (loss) earnings per share	$(2.62)	$1.14
Diluted (loss) earnings per share	$(2.62)	$1.12
Stockholders’ equity	$866.7	$895.3
Return on average equity (LTM)	(8.7)%	7.5%
Book value per share	$19.83	$20.67
Debt to capital ratio	17.4%	12.0%
Cat loss and ALAE ratio	12.7%	5.9%
Non-cat loss and LAE ratio	59.7%	58.3%
Loss and LAE ratio	72.4%	64.2%
Expense ratio	34.8%	35.5%
Combined ratio	107.2%	99.7%
Premium written growth	13.2%	4.7%
Investment yield	2.9%	2.9%

SAP Basis:
Cat loss and ALAE ratio	12.7%	5.9%
Non-cat loss and ALAE ratio	53.6%	52.1%
ULAE ratio	6.2%	6.3%
Loss and LAE ratio	72.5%	64.3%
Expense ratio	34.9%	36.4%
Combined ratio	107.4%	100.7%

	Twelve months ended March 31
	2020	2019
Net premiums written to surplus	1.8	1.4
First Quarter 2020 Overview:

•
Net investment loss was $135.2 million, which included $138.7 million of unrealized losses from equity securities and other invested assets. The fair value of our equity and other invested assets were adversely affected by the recent disruption in global financial markets as a result of the COVID-19 pandemic and its potential impact on the economy including the broader global economy.

•
The SAP catastrophe loss and ALAE ratio was 12.7%, or $41.9 million. First quarter 2020 was impacted by a severe wind and hail storm, including tornadoes in Tennessee that contributed 8.3 points to the first quarter loss and ALAE ratio. Approximately 70% of the catastrophe losses for the quarter occurred within middle market commercial.

•
The SAP non-cat loss and ALAE ratio was 53.6%, or $177.1 million. Non-catastrophe losses and ALAE included 3.2 points of favorable development relating to prior years, or $10.5 million, primarily from the commercial insurance

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

segment which contributed $16.8 million, partially offset by $6.4 million of adverse development from the personal insurance segment. The current accident year non-cat loss and ALAE was impacted by (i) large losses, including fires, and (ii) a lower level of claims attributable to fewer miles driven later in the quarter as a result of shelter-in-place orders in response to the COVID-19 pandemic.
First Quarter 2019 Overview:

•
Net investment gain of $44.9 million, which was impacted by $48.0 million of unrealized gains from equity securities and other invested assets. Net investment income was $19.4 million, which included $15.1 million of income from the fixed maturities portfolio.

•
The catastrophe loss and ALAE ratio was 5.9%, or $17.7 million. During the first quarter 2019, catastrophe events were widespread, primarily impacting Texas, the Midwest, and Georgia. Three wind and hail storms in March contributed 75% to the quarterly catastrophe losses. Approximately 70% of the catastrophe losses for the quarter occurred within homeowners.

•
The SAP non-cat loss and ALAE ratio was 52.1%, or $157.8 million. Non-catastrophe losses and ALAE included 6.9 points of favorable development relating to prior years, or $20.9 million. The personal and commercial insurance segments contributed 7.4 points, or $22.2 million of favorable development.

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2019 Form 10-K.
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. For a discussion of our pension and postretirement benefit obligations, see the “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section included in Item 7 of our 2019 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three months ended March 31, 2020 and 2019:

($ in millions)
Three months ended March 31, 2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$346.6	$(0.1)	$346.5
Net earned premiums	330.5	—	330.5
Losses and LAE incurred:
Cat loss and ALAE	41.8	0.1	41.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(10.4)	(0.1)	(10.5)
Current accident year non-cat loss and ALAE	187.5	0.1	187.6
Total non-cat loss and ALAE	177.1	—	177.1
Total Loss and ALAE	218.9	0.1	219.0
ULAE	20.6	—	20.6
Total Loss and LAE	239.5	0.1	239.6
Underwriting expenses	120.7	0.3	121.0
Net underwriting loss	$(29.7)	$(0.4)	$(30.1)

Cat loss and ALAE ratio	12.7%	N/M(1)	12.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(3.2)%	N/M	(3.2)%
Current accident year non-cat loss and ALAE ratio	56.8%	N/M	56.8%
Total non-cat loss and ALAE ratio	53.6%	N/M	53.6%
Total Loss and ALAE ratio	66.3%	N/M	66.3%
ULAE ratio	6.2%	N/M	6.2%
Total Loss and LAE ratio	72.5%	N/M	72.5%
Expense ratio	34.8%	N/M	34.9%
Combined ratio	107.3%	N/M	107.4%

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

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three months ended March 31, 2020 and 2019:
Table 1

($ in millions)
Three months ended March 31, 2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$104.6	$81.6	$13.3	$199.5
Net earned premiums	104.7	82.7	10.7	198.1
Losses and LAE incurred:
Cat loss and ALAE	0.5	10.7	1.5	12.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	5.2	2.2	(1.0)	6.4
Current accident year non-cat loss and ALAE	62.0	37.6	4.3	103.9
Total non-cat loss and ALAE	67.2	39.8	3.3	110.3
Total Loss and ALAE	67.7	50.5	4.8	123.0
ULAE	7.3	5.3	0.4	13.0
Total Loss and LAE	75.0	55.8	5.2	136.0
Underwriting expenses	32.8	25.0	4.0	61.8
Net underwriting (loss) gain	$(3.1)	$1.9	$1.5	$0.3

Cat loss and ALAE ratio	0.4%	13.0%	14.0%	6.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	5.0%	2.7%	(9.2)%	3.2%
Current accident year non-cat loss and ALAE ratio	59.3%	45.4%	40.0%	52.5%
Total non-cat loss and ALAE ratio	64.3%	48.1%	30.8%	55.7%
Total Loss and ALAE ratio	64.7%	61.1%	44.8%	62.1%
ULAE ratio	6.9%	6.4%	4.0%	6.5%
Total Loss and LAE ratio	71.6%	67.5%	48.8%	68.6%
Expense ratio	31.4%	30.6%	30.0%	31.0%
Combined ratio	103.0%	98.1%	78.8%	99.6%

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
The personal insurance segment's net written premiums for the three months ended March 31, 2020 increased 10.5% when compared to the same 2019 period (Tables 1 - 2), primarily driven by new business growth and increased rates in homeowners and other personal. The new business growth resulted in higher levels of policies in force for homeowners for the three months ended March 31, 2020 compared to the same 2019 period. Partially offsetting the first quarter 2020 net written premium growth was a decrease in personal auto net written premiums, which was driven by a decline in new business and retention primarily attributable to cumulative rate and underwriting actions taken during the fourth quarter of 2019 and the first quarter of 2020 to address personal auto profitability.
In response to the COVID-19 pandemic and its impact on our personal auto policyholders, in April 2020 we announced our "In This Together" plan that provides a 5% discount at renewal on a personal auto policyholder's entire policy term premium, which will be applied at an upcoming renewal for active personal auto policies in force as of June 1, 2020. The timing of discounts will vary by state and are subject to regulatory approval.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three months ended March 31, 2020 improved 1.3 points when compared to the same 2019 period (Tables 1 - 2). While the number of catastrophe events was flat compared to 2019, the 2020 events were less severe. First quarter 2019 catastrophe events were widespread, primarily impacting Texas and the Midwest. Three wind and hail storms in March 2019 contributed approximately 75% of the quarterly catastrophe losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 increased 4.3 points when compared to the same 2019 period (Tables 1 - 2).
The personal auto SAP non-catastrophe loss and ALAE ratios for the three months ended March 31, 2020 increased 8.4 points when compared to the same 2019 period, due to adverse development of prior accident years losses partially offset by improvement in the current accident year when compared to the same 2019 period. The first quarter 2020 prior accident year loss ratio increased 11.5 points when compared to the same 2019 period. The first quarter 2020 prior accident year adverse development was driven by higher than expected severity, primarily from the 2019 accident year, for bodily injury, property damage, and personal injury protection, particularly in Michigan. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity for bodily injury claims from the 2018 accident year. The first quarter 2020 current accident year loss ratio improved 3.1 points when compared to the same 2019 period. The first quarter 2020 current accident year loss ratio improvement included a lower level of claims for all coverages attributable to fewer miles driven later in the quarter as a result of shelter-in-place orders in response to the COVID-19 pandemic.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three months ended March 31, 2020 increased 3.6 points when compared to the same 2019 period, driven by (i) more adverse development of prior accident year losses, and (ii) an increase in the current accident year compared to the same 2019 period. The first quarter 2020 prior accident year loss ratio increased 1.8 points when compared to the same 2019 period, primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims. The first quarter 2020 current accident year loss ratio increased 1.8 points when compared to the same 2019 period, primarily driven by an increase in the severity of property losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three months ended March 31, 2020 and 2019:
Table 3

($ in millions)
Three months ended March 31, 2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$36.4	$31.9	$40.3	$18.8	$14.8	$4.9	$147.1
Net earned premiums	29.0	30.3	36.1	19.7	12.6	4.7	132.4
Losses and LAE incurred:
Cat loss and ALAE	0.3	3.6	24.1	—	0.9	0.2	29.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.1)	(5.4)	(5.1)	(4.0)	(0.8)	(1.4)	(16.8)
Current accident year non-cat loss and ALAE	16.6	19.1	27.5	13.4	4.0	3.0	83.6
Total non-cat loss and ALAE	16.5	13.7	22.4	9.4	3.2	1.6	66.8
Total Loss and ALAE	16.8	17.3	46.5	9.4	4.1	1.8	95.9
ULAE	1.5	1.6	2.1	1.7	0.5	0.2	7.6
Total Loss and LAE	18.3	18.9	48.6	11.1	4.6	2.0	103.5
Underwriting expenses	12.7	11.8	16.7	8.9	6.7	2.1	58.9
Net underwriting (loss) gain	$(2.0)	$(0.4)	$(29.2)	$(0.3)	$1.3	$0.6	$(30.0)

Cat loss and ALAE ratio	1.1%	12.0%	66.7%	—%	7.3%	3.8%	22.0%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.3)%	(17.8)%	(14.2)%	(20.5)%	(6.4)%	(29.9)%	(12.7)%
Current accident year non-cat loss and ALAE ratio	57.2%	62.8%	76.4%	68.2%	31.6%	63.9%	63.1%
Total non-cat loss and ALAE ratio	56.9%	45.0%	62.2%	47.7%	25.2%	34.0%	50.4%
Total Loss and ALAE ratio	58.0%	57.0%	128.9%	47.7%	32.5%	37.8%	72.4%
ULAE ratio	5.2%	5.3%	5.8%	8.9%	3.9%	4.0%	5.8%
Total Loss and LAE ratio	63.2%	62.3%	134.7%	56.6%	36.4%	41.8%	78.2%
Expense ratio	35.0%	37.0%	41.4%	47.7%	45.5%	41.7%	40.1%
Combined ratio	98.2%	99.3%	176.1%	104.3%	81.9%	83.5%	118.3%

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

The commercial insurance segment's net written premiums for the three months ended March 31, 2020, increased 17.6%, when compared to the same 2019 period (Tables 3 - 4), primarily driven by new business growth and rate increases in commercial auto and middle market commercial. In February 2020, the State Auto Connect platform was launched for farm & ranch in three new states and two existing states, which contributed to the 19.4% increase in net written premiums for this product when compared to the same 2019 period. Farm & ranch will continue to launch on the State Auto Connect platform in its remaining states throughout 2020. Additionally, middle market commercial was launched on the State Auto Connect platform in its first state in March 2020, with subsequent state rollouts scheduled throughout 2020 and the first half of 2021.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2020 increased 19.3 points when compared to the same 2019 period (Tables 3 - 4), with most of the catastrophe losses impacting middle market commercial and small commercial package. While the number of catastrophe events was flat compared to 2019, the 2020 events were more severe. During the first quarter 2020, a wind and hail storm, including tornadoes, in Tennessee, contributed 19.0 points to the first quarter loss and ALAE ratio, of which 11.4 points were from three large losses in Nashville.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 improved 0.6 points when compared to the same 2019 period (Tables 3 - 4).
The commercial auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 increased 4.0 points when compared to the same 2019 period, primarily driven by less favorable development of prior accident year losses. The first quarter 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2017 accident year. Partially offsetting the lower level of favorable development for the quarter was improvement in the current accident year non-cat loss and ALAE ratio when compared to the same 2019 period, primarily driven by a lower level of claims attributable to fewer miles driven later in the quarter as a result of shelter-in-place orders in response to the COVID-19 pandemic.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 increased 7.4 points when compared to the same 2019 period, driven by increased severity of current accident year property losses, primarily related to fire. Partially offsetting the increase in the current accident year non-cat loss and ALAE ratio was greater favorable development of prior accident year losses when compared to the same 2019 period, primarily attributable to lower than expected bodily injury severity from multiple accident years.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 improved 12.3 points when compared to the same 2019 period. The first quarter 2020 improvement was driven by (i) a lower level of current accident year losses when compared to the same 2019 period, which was impacted by large fire losses, and (ii) greater favorable development of prior accident year losses, primarily attributable to lower than expected bodily injury severity from multiple accident years.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 increased 3.3 points when compared to the same 2019 period. The first quarter 2020 was impacted by (i) a higher current accident year loss ratio, which reflected elevated claim severity and continued pricing pressure, and (ii) slightly less favorable development of prior accident year losses when compared to the same 2019 period.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2020 improved 14.1 points when compared to the same 2019 period, primarily due to lower claim frequency in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019	$ Change
	(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$5.2	$(6.8)	$12.0
Homeowners	2.2	0.6	1.6
Other Personal	(1.0)	(0.7)	(0.3)
Total Personal Insurance Segment	6.4	(6.9)	13.3

Commercial Insurance Segment:
Commercial Auto	(0.1)	(1.5)	1.4
Small Commercial Package	(5.4)	(4.8)	(0.6)
Middle Market Commercial	(5.1)	(3.1)	(2.0)
Workers' Compensation	(4.0)	(4.5)	0.5
Farm & Ranch	(0.8)	(0.4)	(0.4)
Other Commercial	(1.4)	(1.0)	(0.4)
Total Commercial Insurance Segment	(16.8)	(15.3)	(1.5)

Specialty run-off	(0.1)	1.3	(1.4)
Cat Loss and ALAE	0.3	(0.8)	1.1
ULAE	2.7	0.3	2.4
Total	$(7.5)	$(21.4)	$13.9

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at March 31, 2020 and December 31, 2019:

($ millions)	March 31, 2020	December 31, 2019	$ Change
Personal Insurance Segment:
Personal Auto	$154.8	$162.9	$(8.1)
Homeowners	74.8	69.2	5.6
Other Personal	15.1	15.1	—
Total Personal Insurance Segment	244.7	247.2	(2.5)
Commercial Insurance Segment:
Commercial Auto	77.7	76.7	1.0
Small Commercial Package	110.8	110.5	0.3
Middle Market Commercial	172.9	152.8	20.1
Workers’ Compensation	188.0	187.8	0.2
Farm & Ranch	13.4	13.3	0.1
Other Commercial	32.5	30.9	1.6
Total Commercial Insurance Segment	595.3	572.0	23.3
Specialty run-off:
E&S Property	23.7	27.8	(4.1)
E&S Casualty	133.4	145.9	(12.5)
Programs	49.8	60.0	(10.2)
Total Specialty run-off	206.9	233.7	(26.8)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,046.9	$1,052.9	$(6.0)

Losses and loss expenses payable decreased $6.0 million since December 31, 2019 primarily due to the specialty run-off business, partially offset by a higher level of catastrophe losses in the commercial insurance segment discussed above.
We conduct quarterly reviews of loss development and make judgments in determining the reserves for losses and loss expenses. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe development, late reported claims, and other reasonableness tests. Our quarterly review also included the potential impact of COVID-19 on our reserves for losses and loss expenses. For a discussion of the most significant risks and uncertainties that could impact the our results of operations, financial position, liquidity, or cash flows as a result of the COVID-19 pandemic see “Part II—Item 1A—Risk Factors” included in this Form 10-Q.
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience differing from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2019 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three months ended March 31, 2020 were $114.9 million compared to $107.6 million for the same 2019 period. The increase was driven by an increase in IT expenses, including electronic data processing equipment and software cost amortization and IT consulting, partially offset by a decrease in estimated variable associate compensation.
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
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2019 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2020 and December 31, 2019:

($ millions)	March 31, 2020	% of Total	December 31, 2019	% of Total
Cash and cash equivalents	$126.6	4.7%	$78.0	2.8%
Fixed maturities, at fair value:
Fixed maturities	2,016.9	75.6%	1,992.3	72.5%
Treasury inflation-protected securities	111.4	4.2%	135.6	5.0%
Total fixed maturities	2,128.3	79.8%	2,127.9	77.5%
Notes receivable from affiliate	70.0	2.6%	70.0	2.5%
Equity securities:
Large-cap securities	86.9	3.3%	104.4	3.8%
Mutual and exchange traded funds	188.8	7.1%	290.8	10.6%
Total equity securities	275.7	10.4%	395.2	14.4%
Other invested assets:
International funds	42.6	1.6%	56.4	2.1%
Other invested assets	12.0	0.4%	13.3	0.5%
Total other invested assets	54.6	2.0%	69.7	2.6%
Other invested assets, at cost	12.5	0.5%	6.5	0.2%
Total portfolio	$2,667.7	100.0%	$2,747.3	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$106.6	$106.8
Due after 1 year through 5 years	586.1	594.4
Due after 5 years through 10 years	149.9	154.9
Due after 10 years	579.7	622.6
U.S. government agencies mortgage-backed securities	629.5	649.6
Total	$2,051.8	$2,128.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.52 and 4.17 as of March 31, 2020, and December 31, 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2020 and 2019:

($ millions)	Three months ended March 31
	2020	2019
Gross investment income:
Fixed maturities	$15.1	$15.1
Equity securities	3.1	2.8
Other	1.0	1.7
Total gross investment income	19.2	19.6
Less: Investment expenses	0.3	0.2
Net investment income	$18.9	$19.4

Average invested assets (at cost)	$2,623.9	$2,675.5
Annualized investment yield	2.9%	2.9%
Annualized investment yield, after tax	2.4%	2.4%
Net investment income, after tax	$15.6	$16.0
Effective tax rate	17.2%	17.4%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three months ended March 31, 2020 and 2019:

($ in millions)	Three months ended March 31
	2020		2019
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$3.6	$78.9	$0.1	$65.6
Equity securities	2.1	7.2	0.3	2.7
Total realized gains	5.7	86.1	0.4	68.3
Realized losses:
Fixed maturities	(1.2)	4.6	—	—
Equity securities	(1.2)	6.0	(2.2)	10.0
Other invested assets	—	0.4	—	0.3
Total realized losses	(2.4)	11.0	(2.2)	10.3
Net realized gains (losses) on investments	$3.3	$97.1	$(1.8)	$78.6

When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2020, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at March 31, 2020:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$559.3	$38.0	$(0.2)	$597.1
Obligations of states and political subdivisions	392.9	20.8	—	413.7
Corporate securities	470.1	5.0	(7.2)	467.9
U.S. government agencies mortgage-backed securities	629.5	24.7	(4.6)	649.6
Total available-for-sale fixed maturities	$2,051.8	$88.5	$(12.0)	$2,128.3

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at March 31, 2020, and December 31, 2019, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2020:

($ millions)	March 31, 2020	December 31, 2019	$ Change
Available-for-sale investments:
Unrealized holding gains (losses):
Fixed maturities	$76.5	$47.9	$28.6
Net deferred federal income tax	(16.1)	(10.1)	(6.0)
Unrealized gains, net of tax	$60.4	$37.8	$22.6

At March 31, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $166.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of the FHLB Loans. In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2020, and December 31, 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax (benefit) expense for the three months ended March 31, 2020 and 2019.

($ millions)	Three months ended March 31
	2020	2019
(Loss) income before federal income taxes	$(144.0)	$61.6
Federal income tax (benefit) expense
Current	—	(0.4)
Deferred	(29.4)	12.6
Total federal income tax (benefit) expense	(29.4)	12.2
Net (loss) income	$(114.6)	$49.4

The effective tax rate for the three months ended March 31, 2020 was 20.4% compared to 19.9% for the same 2019 period.
For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C has a $100.0 million line of credit and a $60.0 million short-term loan arrangement in place with the FHLB available for general corporate purposes such as funding liquidity needs.  See “Borrowing Arrangements - FHLB Loans” described below.
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
The Company is exposed to third-party credit risk both directly through its cessions to reinsurers and indirectly through its participation in the Pooling Arrangement. In addition to exposure to credit risk on reinsurance recoverables, the Company is also exposed to credit risk on amounts due from insureds and agents through the Pooling Arrangement. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers.
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at March 31, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and it's included in "other expenses" on the condensed consolidated statements of income and in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2020.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2020, and December 31, 2019, we had $126.6 million and $78.0 million, respectively, in cash and cash equivalents, and $2,458.6 million and $2,592.8 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.1 million and $9.3 million of securities on deposit with insurance regulators as required by law at March 31, 2020, and December 31, 2019; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash used in operating activities was $28.0 million compared to $30.4 million for the three months ended March 31, 2020 and 2019, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.
Cash provided by investing activities was $20.1 million compared to $46.8 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily driven by decreases in the purchases and maturities of fixed maturities and an increase in the sales of fixed maturities.
Cash provided by financing activities was $56.5 million and cash used in financing activities was $3.9 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily driven by proceeds from the new FHLB REPO loan.
Borrowing Arrangements
FHLB Loans
As of March 31, 2020, State Auto P&C had an Open Line of Credit Commitment (the "Prior OLC") with the FHLB that provided it with a $100.0 million open line of credit available for general corporate purposes. As of March 31, 2020, no advances had been made under the Prior OLC. The Prior OLC matured on April 2, 2020, and on that date, State Auto P&C entered into a new Open Line of Credit Commitment (the “New OLC”) with the FHLB that provides it with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the New OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the New OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, is for general corporate purposes and is intended to provide additional liquidity to State Auto P&C. REPO based advances can be drawn for a minimum of one day and may be drawn for longer periods of time subject to the FHLB agreement, which is for a one-year term. The REPO based advances are each at an interest rate determined on the initial date of such advance. All principal and interest is due at maturity of such advance and is not pre-payable. The REPO based advances are fully secured by a pledge of specific investment securities of State Auto P&C. As of March 31, 2020, a REPO based advance in the amount of $60.0 million was outstanding at a rate of 0.38%.
State Auto P&C has outstanding two term loans with the FHLB in the principal amounts of $21.5 million (the “2016 FHLB Loan”) and $85.0 million (the "2018 FHLB Loan"). The 2016 FHLB Loan matures in September 2021 and may be prepaid without penalty. The 2016 FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 1.73%. The 2018 FHLB Loan matures in May 2033 and provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 3.96%. Prepayment of the 2018 FHLB Loan would require a prepayment fee.
The 2016 and 2018 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2020, and 2019 were 5.78% and 6.83%, respectively.
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
Property Per Risk Treaty
As of July 1, 2019, the State Auto Group renewed the property per risk excess of loss reinsurance agreement. This reinsurance agreement provides individual property risk coverage for the State Auto Group for losses exceeding $4.0 million. The reinsurers are responsible for 100.0% of the loss excess of the $4.0 million retention for property business up to $20.0 million of covered loss which is broken down into two layers of $6.0 million and $10.0 million. During the three months ended March 31, 2020, the limits of the in-force property per risk treaty were exhausted, meaning reinsurance coverage was no longer available on individual property losses in excess of $4.0 million. As a result, the State Auto Group entered into a new property per risk excess of loss reinsurance agreement effective April 1, 2020 for a 15-month term. Under the new reinsurance agreement, we retain the first $4.0 million of covered loss, with a 19.5% co-participation on the next $6.0 million of covered loss and a 14.0% co-participation on covered loss between $10.0 million and $20.0 million. The reinsurers are responsible for 80.5% of the loss excess of the $4.0 million retention up to $10.0 million and 86.0% of the loss excess of $10 million up to $20.0 million.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Regulatory Considerations
At March 31, 2020, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on this topic, see Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
CREDIT AND FINANCIAL STRENGTH RATINGS
On June 20, 2019, A.M. Best reaffirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2019 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2019 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risks Related to COVID-19
The COVID-19 pandemic has had, and will continue to have for the foreseeable future, a significant adverse impact on the global economy. Due to the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and will likely continue to emerge over time. The most significant risks and uncertainties presented to State Auto Financial by this pandemic are discussed below.
Legislative, regulatory and judicial actions as a result of COVID-19 could have a material adverse impact on our operations, financial position, liquidity, and cash flows and, potentially, our solvency.
In our commercial insurance segment, we write insurance covering business interruption. In general, business interruption insurance is intended to compensate an insured for income lost during instances of direct physical damage to covered property. Our business interruption insurance is not intended to provide coverage for business closures in connection with human infectious disease epidemics or pandemics. There are efforts at the state and federal levels to implement legislation that would expand the scope of business interruption insurance to include business closures related to COVID-19, although we are not aware of any such legislation being enacted at this time. In addition, purported class action litigation has been recently initiated against us and many other insurers regarding the denial of business interruption coverage claims for business closures related to COVID-19. We intend to vigorously challenge any claims that our business interruption insurance covers business closures related to COVID-19. If legislation would be enacted in states where we do business to expand the scope of business interruption insurance to include COVID-19 business closures, or judicial decisions of courts in such states found that business interruption coverage included COVID-19 business closures, such legislation or judicial decisions would have a material adverse effect on our results of operations, liquidity, financial condition, and cash flows, and, potentially, our solvency.
As a result of COVID-19, many states have either mandated insurers provide grace periods for the payment of premiums or requested insurers provide such grace periods in the event an insured requests a payment deferral. To date, we have complied with these payment extension periods in those states where we do business. However, over time such action has a negative impact on our cash flows, and if this situation would continue for a significant period of time, we could be forced to sell investments to compensate for the decreased cash flow.
Furthermore, some states have issued regulatory guidance encouraging premium relief or a return of premium to insureds. While we are voluntarily, under certain circumstances and subject to regulatory approval, providing a 5% discount to our personal auto insureds upon future renewal of their existing policies, if states where we do business were to mandate such type of premium action beyond what we have implemented, such action could have a material adverse effect on our results of operations and cash flows.
Concerns about COVID-19 have caused market volatility, which has negatively impacted our investment portfolio. The extent of the negative impact will depend on the length of this pandemic and is highly uncertain.
Our investment portfolio is invested mostly in fixed income securities the majority of which consists of securities issued by the U.S. Treasury, federal agencies, and state and local governments. Our portfolio also contains a number of securities issued by corporations. Concerns about COVID-19 have caused a sharp decrease in the financial markets, which has had a significant negative impact on our investment portfolio. An economic recession caused by COVID-19 would negatively impact the financial condition of corporate issuers in our portfolio, resulting in rating downgrades or an inability to make timely principal and or interest payments. It is possible we could suffer a partial or complete loss of principal from an issuer who fails to meet its obligations. Our portfolio could suffer large decreases in market value if the economic crisis deepens and the financial solvency of issuers are called into question. Likewise, our exposure to state and local governments carries risk of loss in an economic downturn. A reduction in tax collections for local governments can cause them to default on interest or principal payments resulting in permanent loss of principal from our portfolio. The value of our equity portfolio, which consists of mutual funds, exchange traded funds, and individual company holdings, is impacted by economic activity in the United States and around the world. Mutual funds and exchange traded funds can be expected to exhibit less volatility than an individual company security but these funds are exposed to economic risk as well. Depending upon the length and depth of the pandemic, it is possible that companies in which we have invested could become bankrupt or cease doing business. As a result, our portfolio could suffer a permanent loss of capital. It is also possible that equity prices could remain depressed for an extended period of time. Portfolio dividend income can also decline as companies reduce or eliminate dividends as they look for ways to survive in a difficult economy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Changes in economic conditions could lead to inflation.
Reactions to COVID-19 by federal and state governmental agencies, including the Federal Reserve, and consumers could lead to higher inflation, which can in turn result in an increase in our loss costs, ultimately resulting in the need to strengthen loss and loss adjustment expense reserves. The impact of inflation could be greater on our longer tail casualty claim liabilities. In addition, inflation may cause changes in interest rates which can affect the market value of our fixed income investments.
With most of our associates working remotely during this pandemic, we have a greater risk to cybersecurity threats.
As a result of COVID-19, we have over 90% of our associates working remotely. While we have implemented enhanced procedures and protocols to protect the security of our data and systems, having a remote workforce increases our risk to successful cybersecurity attacks. Furthermore, there has been an increase in phishing and other social engineering attacks focused on COVID-19. These attacks typically come in the form of malicious links or emails, but could involve phone calls or text messages as well. These cyberattacks, if successful, could interrupt, damage or otherwise adversely affect the operation of our critical systems.
A significant interruption or major failure of the Internet would have an adverse effect on our ability to write and process new and renewal business, provide customer service, receive premium payments, pay claims in a timely manner or perform other necessary corporate functions, which would result in a materially adverse effect on our business and may cause reputational damage.
Our ability to execute necessary business functions, such as online support and 24-hour claims contact centers, processing new and renewal business, receiving and processing payment receipts and processing and paying claims in an efficient and uninterrupted fashion is highly dependent upon the Internet and related technology. Because many businesses are deploying a remote workforce as a result of COVID-19, Internet usage has increased significantly. A significant interruption or major failure of the Internet would substantially impair our ability to perform daily functions on a timely basis and could result in a material adverse impact on our operations.
COVID-19 has had and will have an impact on our revenues.
Due to COVID-19’s impact on economic activity, we began to experience reduced quote and policy issuance volumes in certain lines of business beginning in mid-March 2020. We anticipate this continuing and perhaps becoming more significant in the second quarter of 2020, but given the unprecedented nature of COVID-19, at this time it is not possible to accurately project the degree or duration of the continued impact.
We may experience changes to frequency and severity of claims in certain lines of business.
As a result of COVID-19, we may experience higher claim and claim adjustment expenses in certain lines of business such as workers’ compensation if the injury or illness arose both out of and in the course of employment. In response to economic decline, businesses may undertake new activities that they will be less familiar with that may result in more of their workers getting injured. However, due to business closures there could be reduced exposure as a result.
We may also see an impact on our auto and property coverages due to changes in both business practices and individual behaviors. For example, there has been an increase in delivery services as more states have implemented stay at home and social distancing measures. We may see an increase in commercial property claims due to unoccupied businesses. We have begun to see a decrease in frequency of personal auto claims attributed to fewer miles being driven by insureds as a result of the shelter at home orders in place around the country. The impact to severity is unknown at this time.
Further, because the risks associated with COVID-19 are so unknown at this time we may experience uncertainty in estimating claims. We may also experience an increase in fraudulent claims, and there may be an impact in the timing of claims settlements as a result of court delays.
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

State Auto Financial Corporation

Date: May 7, 2020	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)