Form 10-Q
period 2020-06-30
State Auto Financial CORP
filed 2020-08-07
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐    No   ☒
On July 31, 2020, the Registrant had 43,837,768 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2020

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2020	December 31, 2019
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,983.5 and $2,080.0, respectively)	$2,097.9	$2,127.9
Equity securities	354.6	395.2
Other invested assets	60.4	69.7
Other invested assets, at cost	12.5	6.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,595.4	2,669.3
Cash and cash equivalents	174.6	78.0
Accrued investment income and other assets	31.1	31.7
Deferred policy acquisition costs (affiliated net assumed $24.8 and $20.2, respectively)	120.0	111.1
Reinsurance recoverable on losses and loss expenses payable	36.4	13.6
Prepaid reinsurance premiums	8.5	7.5
Due from affiliate	54.1	21.5
Current federal income taxes	6.7	6.3
Net deferred federal income taxes	49.2	42.2
Property and equipment, held for sale	4.2	4.2
Total assets	$3,080.2	$2,985.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $461.4 and $500.8, respectively)	$1,105.3	$1,066.5
Unearned premiums (affiliated net assumed $144.2 and $116.7, respectively)	705.8	649.2
Notes payable (affiliates $15.3 and $15.2, respectively)	182.1	122.0
Pension and postretirement benefits	61.4	72.9
Other liabilities (affiliated net assumed $12.7 and $19.5, respectively)	95.1	114.9
Total liabilities	2,149.7	2,025.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.7 and 50.4 shares issued, respectively, at stated value of $2.50 per share	126.7	125.9
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.4)	(117.5)
Additional paid-in capital	211.1	206.7
Accumulated other comprehensive income (loss)	17.9	(37.9)
Retained earnings	693.2	782.7
Total stockholders’ equity	930.5	959.9
Total liabilities and stockholders’ equity	$3,080.2	$2,985.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2020	2019
Earned premiums (affiliated net assumed $61.6 and $53.1, respectively)	$340.7	$307.7
Net investment income (affiliates $0.7 and $0.4, respectively)	17.7	21.7
Net investment gain	75.9	10.3
Other income from affiliates	0.5	0.4
Total revenues	434.8	340.1

Losses and loss expenses (affiliated net assumed $73.2 and $50.0, respectively)	271.2	234.9
Acquisition and operating expenses (affiliated net assumed $21.0 and $12.7, respectively)	119.5	107.9
Interest expense (affiliates $0.3 and $0.3, respectively)	1.3	1.3
Other expenses	1.2	3.6
Total expenses	393.2	347.7
Income (loss) before federal income taxes	41.6	(7.6)
Federal income tax expense (benefit):
Current	(0.4)	—
Deferred	7.7	(1.4)
Total federal income tax expense (benefit)	7.3	(1.4)
Net income (loss)	$34.3	$(6.2)
Earnings (loss) per common share:
Basic	$0.78	$(0.14)
Diluted	$0.74	$(0.14)
Dividends paid per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2020	2019
Earned premiums (affiliated net assumed $119.9 and $112.8, respectively)	$671.2	$610.4
Net investment income (affiliates $1.4 and $1.6, respectively)	36.6	41.1
Net investment (loss) gain	(59.3)	55.2
Other income from affiliates	1.1	1.0
Total revenues	649.6	707.7

Losses and loss expenses (affiliated net assumed $84.1 and $100.9, respectively)	510.6	429.2
Acquisition and operating expenses (affiliated net assumed $41.9 and $36.9, respectively)	234.4	215.5
Interest expense (affiliates $0.5 and $0.5, respectively)	2.5	2.5
Other expenses	4.5	6.5
Total expenses	752.0	653.7
(Loss) income before federal income taxes	(102.4)	54.0
Federal income tax (benefit) expense:
Current	(0.4)	(0.4)
Deferred	(21.7)	11.2
Total federal income tax (benefit) expense	(22.1)	10.8
Net (loss) income	$(80.3)	$43.2
(Loss) earnings per common share:
Basic	$(1.83)	$1.00
Diluted	$(1.83)	$1.00
Dividends paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2020	2019
Net income (loss)	$34.3	$(6.2)
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding gains	38.9	34.7
Reclassification adjustments for gains realized in net income	(1.0)	(1.5)
Income tax expense	(7.9)	(7.0)
Total net unrealized holding gains on available-for-sale investments	30.0	26.2
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	3.6	2.4
Income tax expense	(0.4)	(0.1)
Total net unrecognized benefit plan obligations	1.6	0.7
Other comprehensive income	31.6	26.9
Comprehensive income	$65.9	$20.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive (Loss) Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2020	2019
Net (loss) income	$(80.3)	$43.2
Other comprehensive income, net of tax:
Net unrealized holding gains on fixed available-for-sale investments:
Unrealized holding gains	69.9	69.2
Reclassification adjustments for gains realized in net income	(3.4)	(1.6)
Income tax expense	(13.9)	(14.2)
Total net unrealized holding gains on available-for-sale investments	52.6	53.4
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(3.2)	(3.2)
Net actuarial loss	7.3	4.8
Income tax expense	(0.9)	(0.3)
Total net unrecognized benefit plan obligations	3.2	1.3
Other comprehensive income	55.8	54.7
Comprehensive (loss) income	$(24.5)	$97.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended June 30
	2020	2019
Common shares:
Balance at beginning of period	50.6	50.1
Issuance of shares	0.1	0.2
Balance at June 30	50.7	50.3
Treasury shares:
Balance at beginning of period	(6.9)	(6.8)
Balance at June 30	(6.9)	(6.8)
Common stock:
Balance at beginning of period	$126.5	$125.3
Issuance of shares	0.2	0.4
Balance at June 30	$126.7	$125.7
Treasury stock:
Balance at beginning of period	$(118.4)	$(117.5)
Balance at June 30	$(118.4)	$(117.5)
Additional paid-in capital:
Balance at beginning of period	$209.1	$198.4
Issuance of common stock	0.9	2.6
Stock awards granted	1.1	1.5
Balance at June 30	$211.1	$202.5
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(13.7)	$(68.6)
Change in net unrealized holding gains on available-for-sale investments	30.0	26.2
Total net unrecognized benefit plan obligations	1.6	0.7
Balance at June 30	$17.9	$(41.7)
Retained earnings:
Balance at beginning of period	$663.2	$757.7
Net income (loss)	34.3	(6.2)
Dividends declared (affiliates $2.6 and $2.6, respectively)	$(4.3)	$(4.3)
Balance at June 30	693.2	747.2
Total stockholders’ equity at June 30	$930.5	$916.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Six months ended June 30
	2020	2019
Common shares:
Balance at beginning of year	50.4	50.0
Issuance of shares	0.3	0.3
Balance at June 30	50.7	50.3
Treasury shares:
Balance at beginning of year	(6.9)	(6.8)
Balance at June 30	(6.9)	(6.8)
Common stock:
Balance at beginning of year	$125.9	$125.0
Issuance of shares	0.8	0.7
Balance at June 30	$126.7	$125.7
Treasury stock:
Balance at beginning of year	$(117.5)	$(117.0)
Shares acquired on stock award exercises and vested restricted shares	(0.9)	(0.5)
Balance at June 30	$(118.4)	$(117.5)
Additional paid-in capital:
Balance at beginning of year	$206.7	$194.2
Issuance of common stock	2.2	3.3
Stock awards granted	2.2	5.0
Balance at June 30	$211.1	$202.5
Accumulated other comprehensive income (loss):
Balance at beginning of year	$(37.9)	$(96.4)
Change in net unrealized holding gains on available-for-sale investments	52.6	53.4
Change in unrecognized benefit plan obligations, net of tax	3.2	1.3
Balance at June 30	$17.9	$(41.7)
Retained earnings:
Balance at beginning of year	$782.7	$712.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	(0.5)	—
Net (loss) income	(80.3)	43.2
Dividends declared (affiliates $5.2 and $5.2, respectively)	$(8.7)	$(8.7)
Balance at June 30	693.2	747.2
Total stockholders’ equity at June 30	$930.5	$916.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(80.3)	$43.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	5.7	3.8
Share-based compensation	(0.5)	4.4
Net investment loss (gain)	59.3	(55.2)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(8.9)	(7.2)
Accrued investment income and other assets	0.6	1.8
Postretirement and pension benefits	(10.5)	(11.3)
Other liabilities and due to/from affiliates, net	(46.5)	(79.1)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(23.8)	(3.4)
Losses and loss expenses payable	38.2	(11.6)
Unearned premiums	56.6	37.4
Deferred tax on share-based awards	(0.2)	(0.6)
Federal income taxes	(21.9)	11.4
Net cash used in operating activities	(32.2)	(66.4)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(280.8)	(334.8)
Purchases of equity securities	(42.7)	(30.4)
Purchases of other invested assets	(6.9)	(2.6)
Maturities, calls and pay downs of fixed maturities available-for-sale	186.7	203.2
Sales of fixed maturities available-for-sale	188.3	198.7
Sales of equity securities	30.0	20.3
Sales of other invested assets	0.6	0.6
Disposals of property and equipment	0.2	1.6
Net cash provided by investing activities	75.4	56.6
Cash flows from financing activities:
Proceeds from issuance of common stock	3.0	4.0
Payments to acquire treasury stock	(0.9)	(0.5)
Payment of dividends	(8.7)	(8.7)
Proceeds from short-term debt	60.0	—
Net cash provided by (used in) financing activities	53.4	(5.2)
Net increase (decrease) in cash and cash equivalents	96.6	(15.0)
Cash and cash equivalents at beginning of period	78.0	59.8
Cash and cash equivalents at end of period	$174.6	$44.8
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.5, respectively)	$2.3	$2.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2019 Form 10-K.
The COVID-19 pandemic has caused an economic downturn on a global scale, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place and other governmental regulations, as well as significant market disruption and volatility. The scope, duration and magnitude of the effects of COVID-19 continue to evolve rapidly and in ways that are difficult or impossible to anticipate. The Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however, the impact could be material. The Company's future financial results and operations depend in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.
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
Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 which changes the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The new guidance eliminates (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the entity's policy for the timing of transfers between levels, and (iii) the entity's valuation process for Level 3 fair value measurements. Additionally, the guidance now requires the disclosure of (i) the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, and (ii) the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for Level 3 fair value measurements. Finally, the guidance requires entities to provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future. The guidance became effective for annual reporting periods after December 15, 2019 and it did not have a material impact on the Company's results of operations, consolidated financial position or cash flows.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Pending Adoption of Recent Accounting Pronouncements
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The effective date of ASU 2019-12 is for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company’s results of operations, consolidated financial position or cash flows.
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
Investments
Investments in fixed maturities are classified as available-for-sale and are carried at fair value. For fixed maturities in an unrealized loss position, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
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
Reinsurance Recoverables
Management assesses expected credit losses on third party reinsurance recoverables for the entire State Auto Pool and, pursuant to the Pooling Arrangement (as defined in Note 6), the Company is responsible for its share of the estimated uncollectible reinsurance for the entire pool. Management uses A.M. Best’s Financial Strength ratings or equivalent such as S&P, Moody’s, or Fitch when an A.M. Best Financial Strength rating is not available to assess the credit risk of the reinsurance recoverables. The estimate of expected credit losses considers historical credit loss information as well as current conditions and reasonable and supportable forecasts. Description and disclosure of credit losses on reinsurance recoverables are disclosed in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Group’s premiums receivable balance. Current and historical collection experience along with reasonable and supportable forecasts are used to estimate the percentage of the premiums receivable balance that will be uncollectible. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at June 30, 2020 and December 31, 2019 is approximately $404.0 million and $371.0 million, respectively, net of the allowance for uncollectible premiums receivable of $7.0 million and $4.3 million, respectively.
2. Investments
The following tables set forth the amortized cost and fair value of investments by investment category at June 30, 2020 and December 31, 2019:

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$518.9	$43.6	$—	$562.5
Obligations of states and political subdivisions	391.5	25.7	—	417.2
Corporate securities	493.5	20.2	(0.3)	513.4
U.S. government agencies mortgage-backed securities	579.6	26.7	(1.5)	604.8
Total available-for-sale fixed maturities	$1,983.5	$116.2	$(1.8)	$2,097.9

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.3	$(3.3)	$578.2
Obligations of states and political subdivisions	404.3	21.1	—	425.4
Corporate securities	460.5	11.7	(0.4)	471.8
U.S. government agencies mortgage-backed securities	646.0	11.1	(4.6)	652.5
Total available-for-sale fixed maturities	$2,080.0	$56.2	$(8.3)	$2,127.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$3.0	$—	2	$—	$—	—	$3.0	$—	2
Corporate securities	94.6	(0.3)	16	—	$—	—	94.6	$(0.3)	16
U.S. government agencies mortgage-backed securities	77.6	(1.3)	18	15.6	(0.2)	4	93.2	(1.5)	22
Total temporarily impaired securities	$175.2	$(1.6)	36	$15.6	$(0.2)	4	$190.8	$(1.8)	40

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

The Company reviewed its available-for-sale fixed maturities at June 30, 2020, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The Company regularly monitors its available-for-sale fixed maturities that have fair values less than cost or amortized cost for signs of impairment, an assessment that requires significant management judgment regarding the evidence known. Such

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive income.
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$121.1	$122.4
Due after 1 year through 5 years	525.8	552.0
Due after 5 years through 10 years	213.3	223.7
Due after 10 years	543.7	595.0
U.S. government agencies mortgage-backed securities	579.6	604.8
Total	$1,983.5	$2,097.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $166.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB") as further described in Note 8. In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At June 30, 2020, State Auto P&C had fixed maturities with fair values of approximately $30.4 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.2 million and $9.3 million were on deposit with insurance regulators as required by law at June 30, 2020, and December 31, 2019, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Fixed maturities	$14.5	$17.3	$29.6	$32.4
Equity securities	2.6	3.1	5.7	5.9
Cash and cash equivalents, and other	0.8	1.4	1.8	3.1
Investment income	17.9	21.8	37.1	41.4
Investment expenses	0.2	0.1	0.5	0.3
Net investment income	$17.7	$21.7	$36.6	$41.1

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $218.9 million and $219.6 million for the six months ended June 30, 2020, and 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	1.9	1.5	5.5	1.6
Realized losses on sales of securities	(0.9)	—	(2.1)	—
Net gain on fixed maturities	1.0	1.5	3.4	1.6
Equity securities:
Realized (losses) gains on sales of securities, net	(9.5)	1.2	(8.6)	(0.7)
Unrealized gain (loss) on securities still held, net	78.6	6.4	(44.7)	50.5
Net gain (loss) on equity securities	69.1	7.6	(53.3)	49.8
Other invested assets:
Unrealized gain (loss) on securities still held, net	5.8	1.2	(9.6)	5.1
Net gain (loss) on other invested assets	5.8	1.2	(9.6)	5.1
Other net realized gain (loss)	—	—	0.2	(1.3)
Net gain (loss) on investments	$75.9	$10.3	$(59.3)	$55.2

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$37.9	$33.2	$66.5	$67.6
Deferred federal income tax liability	(7.9)	(7.0)	(13.9)	(14.2)
Change in net unrealized holding gains, net of tax	$30.0	$26.2	$52.6	$53.4

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
The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At June 30, 2020, and December 31, 2019, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $47.1 million and $56.4 million at June 30, 2020, and December 31, 2019, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2020 and December 31, 2019:

($ millions)	Total	Level 1	Level 2
June 30, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$562.5	$—	$562.5
Obligations of states and political subdivisions	417.2	—	417.2
Corporate securities	513.4	—	513.4
U.S. government agencies mortgage-backed securities	604.8	—	604.8
Total available-for-sale fixed maturities	2,097.9	—	2,097.9
Equity securities:
Large-cap securities	111.9	111.9	—
Mutual and exchange traded funds	242.7	242.7	—
Total equity securities	354.6	354.6	—
Other invested assets	13.3	13.3	—
Total investments	$2,465.8	$367.9	$2,097.9

($ millions)	Total	Level 1	Level 2
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$578.2	$—	$578.2
Obligations of states and political subdivisions	425.4	—	425.4
Corporate securities	471.8	—	471.8
U.S. government agencies mortgage-backed securities	652.5	—	652.5
Total available-for-sale fixed maturities	2,127.9	—	2,127.9
Equity securities:
Large-cap securities	104.4	104.4	—
Mutual and exchange traded funds	290.8	290.8	—
Total equity securities	395.2	395.2	—
Other invested assets	13.3	13.3	—
Total investments	$2,536.4	$408.5	$2,127.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2020, was $12.0 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2020			December 31, 2019
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, May 2019	$70.0	$81.8	4.05%	$70.0	$74.6	4.05%

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

($ millions, except interest rates)	June 30, 2020			December 31, 2019
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$21.5	$21.6	1.73%	$21.5	$21.5	1.73%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	108.1	3.96%	85.3	97.8	3.96%
FHLB REPO Based Advances due 2020:, issued $60.0, March 2020 with fixed interest	60.0	60.0	0.38%	—	—	—%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.3	15.2	4.55%	15.2	15.2	6.11%
Total notes payable	$182.1	$204.9		$122.0	$134.5

4. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three and six months ended June 30, 2020 and 2019:

($ millions)	2020	2019
Beginning balance at April 1	$113.3	$104.3
Acquisition costs deferred	100.3	92.0
Acquisition costs amortized to expense	(93.6)	(87.2)
Ending balance at June 30	$120.0	$109.1

Beginning balance at January 1	$111.1	$101.9
Acquisition costs deferred	191.4	176.0
Acquisition costs amortized to expense	(182.5)	(168.8)
Ending balance at June 30	$120.0	$109.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the six months ended June 30, 2020 and 2019:

($ millions)	2020	2019
Losses and loss expenses payable, at beginning of period	$1,066.5	$1,146.8
Less: reinsurance recoverable on losses and loss expenses payable	13.6	5.5
Net balance at beginning of period	1,052.9	1,141.3
Incurred related to:
Current year	518.2	466.8
Prior years	(7.6)	(37.6)
Total incurred	510.6	429.2
Paid related to:
Current year	228.9	198.6
Prior years	265.7	245.1
Total paid	494.6	443.7
Net balance at end of period	1,068.9	1,126.8
Plus: reinsurance recoverable on losses and loss expenses payable	36.4	8.4
Losses and loss expenses payable, at end of period	$1,105.3	$1,135.2

The Company recorded less favorable development related to prior years’ loss and loss expense reserves for the six months ended June 30, 2020, of $7.6 million compared to $37.6 million for the same 2019 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the six months ended June 30, 2020 was $12.5 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all products developed favorably, with small commercial package, workers' compensation, and middle market commercial contributing $9.0 million, $8.8 million, and $8.0 million, respectively. Partially offsetting the favorable development was adverse development in the personal insurance segment and specialty run-off, which contributed $12.1 million and $6.1 million, respectively. The adverse development in the personal insurance segment was primarily driven by personal auto, which contributed $11.1 million of adverse development. The personal auto adverse development was driven by higher than expected severity of bodily injury claims and higher than expected frequency of property damage claims, primarily from the 2019 accident year. The specialty run-off adverse development primarily relates to an adverse court decision relating to an E&S casualty claim from 2016.
For the six months ended June 30, 2019, favorable development of prior accident year's non-catastrophe loss and ALAE reserves was $38.0 million, primarily due to favorable development in the personal and commercial segments. In the personal insurance segment, personal auto contributed $9.8 million of favorable development, primarily attributable to the 2017 and 2018 accident years. In the commercial insurance segment, workers' compensation, small commercial package, and middle market commercial contributed favorable development of $9.0 million, $7.7 million, and $6.0 million, respectively.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Premiums earned:
Assumed from external insurers and reinsurers	$20.7	$20.1	$41.3	$38.3
Assumed under Pooling Arrangement	340.7	307.7	671.2	610.4
Ceded to external insurers and reinsurers	(7.1)	(6.3)	(17.7)	(12.2)
Ceded under Pooling Arrangement	(279.1)	(254.6)	(551.3)	(497.6)
Net assumed premiums earned	$75.2	$66.9	$143.5	$138.9
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$15.5	$16.8	$27.2	$31.0
Assumed under Pooling Arrangement	271.2	235.4	510.6	430.1
Ceded to external insurers and reinsurers	(12.5)	(5.0)	(46.0)	(5.6)
Ceded under Pooling Arrangement	(198.0)	(185.4)	(426.5)	(329.2)
Net assumed losses and loss expenses incurred	$76.2	$61.8	$65.3	$126.3

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
At June 30, 2020, the determination of the allowance for credit losses for premiums receivable and reinsurance recoverables included considerations for the potential impacts of the COVID-19 pandemic on the Company's ability to collect balances due from its insureds, agents, and reinsurers.
Reinsurance recoverables
The State Auto Group monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At June 30, 2020, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. The allowance for credit losses is included in the "reinsurance recoverables on losses and loss expenses payable" and "losses and loss expenses payable" line items in the Company's condensed consolidated balance sheets. The Company’s allowance for credit losses for reinsurance recoverables at June 30, 2020 is $0.8 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the amortized cost of the Company's direct third-party reinsurance recoverables by FSR, net of the allowance for credit losses, at June 30, 2020:

($ millions)	Amortized Cost
Financial strength rating:
A++	$1.0
A+	14.3
A	21.1
Reinsurance recoverable on losses and loss expenses payable, net of allowance for credit losses	$36.4

Premiums Receivables
Management utilizes a premiums receivables aging schedule to estimate an allowance for uncollectible premiums receivable on the State Auto Group’s premiums receivable balance. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at June 30, 2020 included consideration of other factors, including macro economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. Bad debt expense is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
The following table sets forth the changes in the Company’s share of the allowance for uncollectible premiums receivable for the three and six months ended June 30, 2020:

($ millions)	Allowance for credit losses
Beginning balance at April 1, 2020	$7.0
Current period provision	1.9
Writeoffs	(1.9)
Ending balance at June 30, 2020	$7.0

Beginning balance at January 1, 2020	$4.3
Current period provision	5.6
Writeoffs	(2.9)
Ending balance at June 30, 2020	$7.0

8. Notes Payable and Open Line of Credit
FHLB Loans
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC was renewed for one year on April 2, 2020. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, is for general corporate purposes and is intended to provide additional liquidity to State Auto P&C. The REPO based advances can be drawn for a minimum of one day and may be drawn for longer periods of time subject to the FHLB agreement, which is for a one-year term. The REPO based advances are each at an interest rate determined on the initial date of such advance. All principal and interest is due at maturity of such advance and is not pre-payable. The REPO based advances are fully secured by a pledge of specific investment securities of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

State Auto P&C. As of June 30, 2020, a REPO based advance in the amount of $60.0 million was outstanding at a rate of 0.38%.
State Auto P&C also has two terms loans and a line of credit with the FHLB that are more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The foregoing REPO based advances, line of credit. and term loans from the FHLB are collectively referred to as the "FHLB Loans."
9. Income Taxes
Interim Period Tax Expense
Due to an increase in the frequency and severity of catastrophic events in 2020 and the uncertainty regarding the total impact of COVID-19 on the Company's future results of operations and financial condition, the Company's projections of full-year pre-tax loss and income tax benefit, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year earnings (“permanent differences”), the Company's normal approach of using an estimated full-year effective income tax rate to determine interim period tax expense (benefit) produces an income tax provision for the current year to date period that is not meaningful. Accordingly, the Company calculated a year to date tax benefit based on the year to date loss before federal income taxes using the U.S. Federal statutory tax rate and adjusted for the estimated impact of permanent differences. The tax expense for the three months ended June 30, 2020 is the tax benefit for the six months June 30, 2020 less the tax benefit recognized at March 30, 2020.
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
Amount at statutory rate	$8.7	21.0%	$(1.6)	21.0%	$(21.5)	21.0%	$11.3	21.0%
Tax-exempt interest and dividends received deduction	(0.4)	(0.9)	(0.7)	9.0	(1.1)	1.1	(1.4)	(2.6)
Other, net	(1.0)	(2.5)	0.9	(10.7)	0.5	(0.5)	0.9	1.5
Federal income tax expense (benefit)	7.3	17.6%	(1.4)	19.3%	(22.1)	21.6%	$10.8	19.9%

10. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three and six months ended June 30, 2020 and 2019:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1.2	$1.0	$—	$—	$2.4	$2.0	$—	$—
Interest cost	2.4	2.8	0.1	0.1	4.8	5.7	0.2	0.3
Expected return on plan assets	(4.3)	(4.1)	—	—	(8.7)	(8.3)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.3)	—	—	(2.7)	(2.7)
Net actuarial loss	2.3	1.5	—	—	4.6	3.0	0.1	0.1
Net periodic cost (benefit)	$1.6	$1.2	$(1.2)	$(1.2)	$3.1	$2.4	$(2.4)	$(2.3)

The Company contributed $9.0 million to its pension plan for the six months ended June 30, 2020, and expects to contribute an additional $6.0 million to its pension plan during 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) ("AOCI(L)"), net of tax, for the three and six months ended June 30, 2020 and 2019:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2020	$63.0	$(76.7)	$(13.7)
Other comprehensive income before reclassifications	30.8	—	30.8
Amounts reclassified from AOCI (a)	(0.8)	1.6	0.8
Net current period other comprehensive income	30.0	1.6	31.6
Ending balance at June 30, 2020	$93.0	$(75.1)	$17.9

Beginning balance at April 1, 2019	$7.0	$(75.6)	$(68.6)
Other comprehensive income before reclassifications	27.4	—	27.4
Amounts reclassified from AOCI (a)	(1.2)	0.7	(0.5)
Net current period other comprehensive income	26.2	0.7	26.9
Ending balance at June 30, 2019	$33.2	$(74.9)	$(41.7)

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive income before reclassifications	55.3	—	55.3
Amounts reclassified from AOCI (a)	(2.7)	3.2	0.5
Net current period other comprehensive income	52.6	3.2	55.8
Ending balance at June 30, 2020	$93.0	$(75.1)	$17.9

Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive loss before reclassifications	54.7	—	54.7
Amounts reclassified from AOCI (a)	(1.3)	1.3	—
Net current period other comprehensive income	53.4	1.3	54.7
Ending balance at June 30, 2019	$33.2	$(74.9)	$(41.7)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

        The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2020 and 2019:

($ millions)
Details about Accumulated Other	Three months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2020	2019
Unrealized gains on available-for-sale fixed maturity investments	$1.0	$1.5	Realized gain on sale of securities
	1.0	1.5	Total before tax
	(0.2)	(0.3)	Tax expense
	0.8	1.2	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(3.6)	(2.4)	(b)
	(2.0)	(0.8)	Total before tax
	0.4	0.1	Tax benefit
	(1.6)	(0.7)	Net of tax
Total reclassifications for the period	$(0.8)	$0.5

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2020	2019
Unrealized gains on available-for-sale fixed maturity investments	$3.4	$1.6	Realized gains on sale of securities
	3.4	1.6	Total before tax
	(0.7)	(0.3)	Tax expense
	2.7	1.3	Net of tax
Amortization of benefit plan items
Negative prior service cost	3.2	3.2	(b)
Net actuarial loss	(7.3)	(4.8)	(b)
	(4.1)	(1.6)	Total before tax
	0.9	0.3	Tax benefit
	(3.2)	(1.3)	Net of tax
Total reclassifications for the period	$(0.5)	$—

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

12. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Numerator:
Net income (loss) for basic earnings (loss) per common share	$34.3	$(6.2)	$(80.3)	$43.2
Effect of dilutive share-based awards	(1.6)	—	—	0.6
Adjusted net income (loss) for diluted earnings (loss) per common share	$32.7	$(6.2)	$(80.3)	$43.8
Denominator:
Weighted average shares for basic earnings (loss) per common share	43.8	43.4	43.7	43.3
Effect of dilutive share-based awards	0.3	—	—	0.6
Adjusted weighted average shares for diluted earnings (loss) per common share	44.1	43.4	43.7	43.9

Basic net earnings (loss) per common share	$0.78	$(0.14)	$(1.83)	$1.00
Diluted net earnings (loss) per common share	$0.74	$(0.14)	$(1.83)	$1.00

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings (loss) per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2020 and 2019:

(shares in millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Total number of antidilutive awards	—	0.6	0.4	—

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Revenue from external sources:
Insurance operations
Personal insurance	$202.8	$188.3	$400.9	$369.8
Commercial insurance	137.9	118.0	270.3	234.4
Specialty run-off	—	1.4	—	6.2
Total insurance operations	340.7	307.7	671.2	610.4
Investment operations
Net investment income	17.7	21.7	36.6	41.1
Net investment gain (loss)	75.9	10.3	(59.3)	55.2
Total investment operations	93.6	32.0	(22.7)	96.3
All other	0.5	0.4	1.1	1.0
Total revenue from external sources	434.8	340.1	649.6	707.7
Intersegment revenue	1.5	1.6	3.1	3.2
Total revenue	436.3	341.7	652.7	710.9
Reconciling items:
Eliminate intersegment revenue	(1.5)	(1.6)	(3.1)	(3.2)
Total consolidated revenues	$434.8	$340.1	$649.6	$707.7
Segment (loss) income before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(40.4)	$(29.9)	$(40.1)	$(25.7)
Commercial insurance	(12.4)	(12.4)	(42.4)	(18.3)
Specialty run-off	(6.3)	0.7	(6.7)	(0.7)
Total insurance operations	(59.1)	(41.6)	(89.2)	(44.7)
Investment operations
Net investment income	17.7	21.7	36.6	41.1
Net investment gain (loss)	75.9	10.3	(59.3)	55.2
Total investment operations	93.6	32.0	(22.7)	96.3
All other	—	0.1	0.1	0.2
Total segment income (loss) before reconciling items	34.5	(9.5)	(111.8)	51.8
Reconciling items:
GAAP expense adjustments	8.7	6.1	14.6	10.1
Interest expense on corporate debt	(1.3)	(1.3)	(2.5)	(2.5)
Corporate expenses	(0.3)	(2.9)	(2.7)	(5.4)
Total reconciling items	7.1	1.9	9.4	2.2
Total consolidated income (loss) before federal income tax	$41.6	$(7.6)	$(102.4)	$54.0

Investable assets attributable to the Company’s investment operations segment totaled $2,770.0 million and $2,747.3 million at June 30, 2020, and December 31, 2019, respectively.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2020 and December 31, 2019, and for the consolidated statements of income for the three and six month periods ended June 30, 2020 and 2019. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2019 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2019 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
COVID-19
The impact of COVID-19 on our future results of operations and financial condition are highly uncertain at this time and outside of our control. The scope, duration and magnitude of the effects of the on-going COVID-19 pandemic continue to evolve rapidly and in ways that are difficult or impossible to anticipate. For discussions on how COVID-19 affected our operations, see the "Results of Operations" included in this Item 2. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity or cash flows as a result of the COVID-19 pandemic, see “Part II-Item 1A-Risk Factors” included in this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2020 and 2019:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
GAAP Basis:
Total revenues	$434.8	$340.1	$649.6	$707.7
Income (loss) before federal income taxes	$41.6	$(7.6)	$(102.4)	$54.0
Net income (loss)	$34.3	$(6.2)	$(80.3)	$43.2
Basic earnings (loss) per share	$0.78	$(0.14)	$(1.83)	$1.00
Diluted earnings (loss) per share	$0.74	$(0.14)	$(1.83)	$1.00
Stockholders’ equity	$930.5	$916.2
Return on average equity (LTM)	(3.9)%	6.0%
Book value per share	$21.26	$21.07
Debt to capital ratio	16.4%	11.8%
Cat loss and ALAE ratio	26.5%	15.4%	19.7%	10.7%
Non-cat loss and LAE ratio	53.1%	60.9%	56.4%	59.6%
Loss and LAE ratio	79.6%	76.3%	76.1%	70.3%
Expense ratio	35.1%	35.1%	34.9%	35.3%
Combined ratio	114.7%	111.4%	111.0%	105.6%
Premium written growth	11.7%	10.9%	12.4%	7.9%
Investment yield	2.8%	3.3%	2.8%	3.1%

SAP Basis:
Cat loss and ALAE ratio	26.5%	15.4%	19.7%	10.7%
Non-cat loss and ALAE ratio	46.5%	54.5%	50.1%	53.4%
ULAE ratio	6.7%	6.7%	6.4%	6.5%
Loss and LAE ratio	79.7%	76.6%	76.2%	70.6%
Expense ratio	33.6%	33.3%	34.2%	34.7%
Combined ratio	113.3%	109.9%	110.4%	105.3%

	Twelve months ended June 30
	2020	2019
Net premiums written to surplus	1.7	1.4
Second Quarter and Year to Date 2020 Overview:
COVID-19
Beginning in March 2020, the global COVID-19 pandemic has impacted our results of operations. For the 2020 second quarter and year to date, our results were impacted as follows:
•For the three and six months ended June 30, 2020, net investment gain was $75.9 million and net investment loss was $59.3 million, respectively, which included $84.4 million of unrealized gains and $54.3 million of unrealized losses, respectively, from equity securities and other invested assets. The fair values of our equity securities and other invested assets improved from the first quarter of 2020 but were still below their fair values when compared to year-end 2019 primarily due to the disruption in global financial markets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•The impact on the non-cat loss and ALAE current accident year included:
◦A decline in claim frequency in personal auto and commercial auto due to a reduction in miles driven as a result of the shelter-in-place orders,
◦A decline in claim frequency in small commercial package, middle market commercial and workers' compensation due to business shut downs and reduced business and employment activity,
◦Increased workers' compensation claims for businesses in the medical field such as nursing homes and hospitals, due to employees being exposed to COVID-19 in the course of their employment, and
◦Increased legal defense costs in small commercial package and middle market commercial due to litigation involving business interruption insurance claims.
Other Factors
•The SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 were 26.5% and 19.7%, respectively, or $90.4 million and $132.3 million, respectively. The 2020 second quarter and year to date were impacted by wind and hail events in the South and Midwest. Approximately 60% of the catastrophe losses for the quarter were in our homeowners line of business. The 2020 year to date was also impacted by a first quarter 2020 wind and hail storm, including tornadoes, in Tennessee that primarily impacted the middle market line of business.
•The SAP non-cat loss and ALAE ratios for the three and six months ended June 30, 2020 were 46.5% and 50.1%, or $158.5 million and $335.6 million, respectively.
◦The 2020 second quarter and year to date current accident year non-cat loss and ALAE ratios were impacted by (i) the COVID-19 pandemic discussed above, and (ii) non-cat weather losses, primarily wind and hail. The 2020 year to date current accident year non-cat loss and ALAE ratio was also impacted by large losses, including fires, in the first quarter.
◦The 2020 second quarter and year to date non-catastrophe losses and ALAE included 0.6 points and 1.9 points, respectively, of favorable development relating to prior years, or $2.0 million and $12.5 million, respectively. For the second quarter and year to date, the commercial insurance segment contributed $13.9 million and $30.7 million, respectively, of favorable development partially offset by (i) $5.7 million and $12.1 million, respectively, of adverse development from the personal insurance segment, and (ii) $6.2 million and $6.1 million, respectively, of adverse development from specialty run-off primarily due to an adverse court decision relating to an E&S casualty claim from 2016.
Second Quarter and Year to Date 2019 Overview:
•For the three and six months ended June 30, 2019, net investment gains were $10.3 million and $55.2 million, respectively, which included $7.6 million and $55.6 million, respectively, of unrealized gains from equity securities and other invested assets.
•The catastrophe loss and ALAE ratios for the three and six months ended June 30, 2019 were 15.4% and 10.7%, respectively, or $47.4 million and $65.1 million, respectively. The 2019 second quarter and year to date were impacted by severe storms in the South and Midwest, and approximately half of the catastrophe losses occurred in Texas.
•The SAP non-cat loss and ALAE ratios for the three and six months ended June 30, 2019 were 54.5% and 53.4%, respectively or $167.6 million and $325.4 million, respectively.
◦The 2019 second quarter and year to date current accident year non-cat loss and ALAE ratios were impacted by elevated non-cat weather losses, primarily wind and hail.
◦The 2019 second quarter and year to date non-catastrophe losses and ALAE included 5.5 points and 6.2 points, respectively, of favorable development relating to prior years, or $17.1 million and $38.0 million, respectively. For three and six months ended June 30, 2019, the personal and commercial insurance segments contributed 4.7 points and 6.0 points, respectively, or $14.3 million and $36.5 million, respectively, of favorable development.

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
The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three and six months ended June 30, 2020 and 2019:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Three months ended June 30, 2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$381.7	$(0.1)	$381.6
Net earned premiums	340.7	—	340.7
Losses and LAE incurred:
Cat loss and ALAE	90.4	—	90.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(8.2)	6.2	(2.0)
Current accident year non-cat loss and ALAE	160.5	—	160.5
Total non-cat loss and ALAE	152.3	6.2	158.5
Total Loss and ALAE	242.7	6.2	248.9
ULAE	22.7	—	22.7
Total Loss and LAE	265.4	6.2	271.6
Underwriting expenses	128.1	0.1	128.2
Net underwriting loss	$(52.8)	$(6.3)	$(59.1)

Cat loss and ALAE ratio	26.5%	N/M(1)	26.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(2.4)%	N/M	(0.6)%
Current accident year non-cat loss and ALAE ratio	47.1%	N/M	47.1%
Total non-cat loss and ALAE ratio	44.7%	N/M	46.5%
Total Loss and ALAE ratio	71.2%	N/M	73.0%
ULAE ratio	6.7%	N/M	6.7%
Total Loss and LAE ratio	77.9%	N/M	79.7%
Expense ratio	33.6%	N/M	33.6%
Combined ratio	111.5%	N/M	113.3%

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

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Six months ended June 30, 2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$728.3	$(0.2)	$728.1
Net earned premiums	671.2	—	671.2
Losses and LAE incurred:
Cat loss and ALAE	132.2	0.1	132.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(18.6)	6.1	(12.5)
Current accident year non-cat loss and ALAE	348.0	0.1	348.1
Total non-cat loss and ALAE	329.4	6.2	335.6
Total Loss and ALAE	461.6	6.3	467.9
ULAE	43.3	—	43.3
Total Loss and LAE	504.9	6.3	511.2
Underwriting expenses	248.8	0.4	249.2
Net underwriting loss	$(82.5)	$(6.7)	$(89.2)

Cat loss and ALAE ratio	19.7%	N/M(1)	19.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(2.8)%	N/M	(1.9)%
Current accident year non-cat loss and ALAE ratio	51.8%	N/M	52.0%
Total non-cat loss and ALAE ratio	49.0%	N/M	50.1%
Total Loss and ALAE ratio	68.7%	N/M	69.8%
ULAE ratio	6.5%	N/M	6.4%
Total Loss and LAE ratio	75.2%	N/M	76.2%
Expense ratio	34.2%	N/M	34.2%
Combined ratio	109.4%	N/M	110.4%

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

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three and six months ended June 30, 2020 and 2019:
Table 1

($ in millions)
Three months ended June 30, 2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$104.3	$106.1	$15.0	$225.4
Net earned premiums	103.3	87.7	11.8	202.8
Losses and LAE incurred:
Cat loss and ALAE	4.1	54.6	7.6	66.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	5.9	(0.1)	(0.1)	5.7
Current accident year non-cat loss and ALAE	45.5	36.7	3.9	86.1
Total non-cat loss and ALAE	51.4	36.6	3.8	91.8
Total Loss and ALAE	55.5	91.2	11.4	158.1
ULAE	8.3	6.5	0.6	15.4
Total Loss and LAE	63.8	97.7	12.0	173.5
Underwriting expenses	33.7	31.5	4.5	69.7
Net underwriting gain (loss)	$5.8	$(41.5)	$(4.7)	$(40.4)

Cat loss and ALAE ratio	4.0%	62.3%	64.3%	32.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	5.7%	(0.2)%	(0.8)%	2.8%
Current accident year non-cat loss and ALAE ratio	44.0%	41.8%	33.2%	42.4%
Total non-cat loss and ALAE ratio	49.7%	41.6%	32.4%	45.2%
Total Loss and ALAE ratio	53.7%	103.9%	96.7%	77.9%
ULAE ratio	8.1%	7.5%	4.8%	7.6%
Total Loss and LAE ratio	61.8%	111.4%	101.5%	85.5%
Expense ratio	32.3%	29.7%	30.6%	31.0%
Combined ratio	94.1%	141.1%	132.1%	116.5%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Six months ended June 30, 2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$208.9	$187.7	$28.3	$424.9
Net earned premiums	208.0	170.4	22.5	400.9
Losses and LAE incurred:
Cat loss and ALAE	4.6	65.3	9.1	79.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	11.1	2.1	(1.1)	12.1
Current accident year non-cat loss and ALAE	107.5	74.3	8.2	190.0
Total non-cat loss and ALAE	118.6	76.4	7.1	202.1
Total Loss and ALAE	123.2	141.7	16.2	281.1
ULAE	15.6	11.8	1.0	28.4
Total Loss and LAE	138.8	153.5	17.2	309.5
Underwriting expenses	66.5	56.5	8.5	131.5
Net underwriting gain (loss)	$2.7	$(39.6)	$(3.2)	$(40.1)

Cat loss and ALAE ratio	2.2%	38.3%	40.4%	19.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	5.4%	1.2%	(4.8)%	3.0%
Current accident year non-cat loss and ALAE ratio	51.6%	43.7%	36.4%	47.4%
Total non-cat loss and ALAE ratio	57.0%	44.9%	31.6%	50.4%
Total Loss and ALAE ratio	59.2%	83.2%	72.0%	70.1%
ULAE ratio	7.5%	6.9%	4.4%	7.1%
Total Loss and LAE ratio	66.7%	90.1%	76.4%	77.2%
Expense ratio	31.9%	30.1%	30.3%	31.0%
Combined ratio	98.6%	120.2%	106.7%	108.2%

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

The personal insurance segment's net written premiums for the three and six months ended June 30, 2020 increased 10.0% and 10.2%, respectively, when compared to the same 2019 periods (Tables 1 - 4), primarily driven by new business growth and increased rates in homeowners and other personal. The new business growth resulted in higher levels of policies in force for homeowners for the three and six months ended June 30, 2020 compared to the same 2019 period. Partially offsetting the 2020 second quarter and year to date net written premium growth was a decrease in personal auto net written premiums, which was driven by a decline in new business primarily attributable to cumulative rate and underwriting actions taken during the fourth quarter of 2019 and the first quarter of 2020 to address personal auto profitability.
In response to the COVID-19 pandemic and its impact on our personal auto policyholders, in April 2020 we announced our "In This Together" plan that provides a 5% discount at renewal on a personal auto policyholder's entire policy term premium, which will be applied at an upcoming renewal for active personal auto policies in force as of the renewal date. As of June 30, 2020, 26 of our 28 personal lines states had approved this plan with renewal effective dates beginning mid-July 2020.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 increased 14.1 points and 6.5 points, respectively, when compared to the same 2019 periods (Tables 1 - 4), driven by an increase in the frequency and severity of wind and hail events. The 2020 second quarter and year to date were impacted by wind and hail events in the South and Midwest, with Texas contributing approximately 40% of the reported catastrophe losses. The 2019 second quarter and year to date were also impacted by wind and hail events, with approximately 65% of the reported losses occurring in Texas.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2020 improved 12.4 points and 4.1 points, respectively, when compared to the same 2019 periods (Tables 1 - 4).
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 11.3 points and 1.5 points, respectively, when compared to the same 2019 periods. The 2020 second quarter and year to date non-catastrophe loss and ALAE ratios were impacted by (i) a lower level of current accident year losses due to a lower frequency attributable to a reduction in miles driven as a result of shelter-in-place orders and individuals working remotely in response to the COVID-19 pandemic, and (ii) adverse development from prior accident years compared to favorable development in the same 2019 periods. The 2020 second quarter and year to date prior accident year adverse development was driven by (i) higher than expected severity for bodily injury claims, and (ii) higher than expected frequency for property damage claims, primarily from the 2019 accident year. The 2019 prior accident year favorable development relates primarily to the 2017 and 2018 accident years, with severity developing favorable versus expected for bodily injury and uninsured motorist bodily injury claims.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 12.8 points and 4.7 points, respectively, when compared to the same 2019 periods, primarily driven by an improvement in the current accident year due to lower claim frequency. Slightly offsetting the year to date improvement was adverse development of prior accident year losses, primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims that emerged during the first quarter of 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three and six months ended June 30, 2020 and 2019:
Table 5

($ in millions)
Three months ended June 30, 2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$41.4	$32.5	$46.5	$13.0	$17.5	$5.4	$156.3
Net earned premiums	31.6	31.1	39.6	17.2	13.7	4.7	137.9
Losses and LAE incurred:
Cat loss and ALAE	0.7	11.9	6.9	—	4.6	—	24.1
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.2)	(3.6)	(2.9)	(4.8)	(0.3)	(2.1)	(13.9)
Current accident year non-cat loss and ALAE	15.0	17.2	22.0	12.8	6.1	1.3	74.4
Total non-cat loss and ALAE	14.8	13.6	19.1	8.0	5.8	(0.8)	60.5
Total Loss and ALAE	15.5	25.5	26.0	8.0	10.4	(0.8)	84.6
ULAE	1.7	2.1	1.1	1.7	0.6	0.1	7.3
Total Loss and LAE	17.2	27.6	27.1	9.7	11.0	(0.7)	91.9
Underwriting expenses	13.7	11.3	17.7	6.0	7.7	2.0	58.4
Net underwriting gain (loss)	$0.7	$(7.8)	$(5.2)	$1.5	$(5.0)	$3.4	$(12.4)

Cat loss and ALAE ratio	2.0%	38.4%	17.6%	—%	33.4%	(0.1)%	17.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.6)%	(11.7)%	(7.3)%	(28.0)%	(2.0)%	(43.9)%	(10.1)%
Current accident year non-cat loss and ALAE ratio	47.7%	55.3%	55.4%	74.3%	45.2%	27.5%	54.0%
Total non-cat loss and ALAE ratio	47.1%	43.6%	48.1%	46.3%	43.2%	(16.4)%	43.9%
Total Loss and ALAE ratio	49.1%	82.0%	65.7%	46.3%	76.6%	(16.5)%	61.4%
ULAE ratio	5.3%	6.7%	2.8%	9.9%	4.5%	1.8%	5.3%
Total Loss and LAE ratio	54.4%	88.7%	68.5%	56.2%	81.1%	(14.7)%	66.7%
Expense ratio	33.1%	34.8%	38.1%	45.5%	43.4%	37.6%	37.3%
Combined ratio	87.5%	123.5%	106.6%	101.7%	124.5%	22.9%	104.0%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Six months ended June 30, 2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$77.8	$64.4	$86.8	$31.8	$32.3	$10.3	$303.4
Net earned premiums	60.6	61.4	75.7	36.9	26.3	9.4	270.3
Losses and LAE incurred:
Cat loss and ALAE	1.0	15.5	31.0	—	5.5	0.2	53.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.3)	(9.0)	(8.0)	(8.8)	(1.1)	(3.5)	(30.7)
Current accident year non-cat loss and ALAE	31.6	36.3	49.5	26.2	10.1	4.3	158.0
Total non-cat loss and ALAE	31.3	27.3	41.5	17.4	9.0	0.8	127.3
Total Loss and ALAE	32.3	42.8	72.5	17.4	14.5	1.0	180.5
ULAE	3.2	3.7	3.2	3.4	1.1	0.3	14.9
Total Loss and LAE	35.5	46.5	75.7	20.8	15.6	1.3	195.4
Underwriting expenses	26.4	23.1	34.4	14.9	14.4	4.1	117.3
Net underwriting (loss) gain	$(1.3)	$(8.2)	$(34.4)	$1.2	$(3.7)	$4.0	$(42.4)

Cat loss and ALAE ratio	1.6%	25.3%	41.0%	—%	20.8%	1.9%	19.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.4)%	(14.7)%	(10.6)%	(24.0)%	(4.1)%	(36.9)%	(11.4)%
Current accident year non-cat loss and ALAE ratio	52.2%	59.1%	65.4%	71.1%	38.7%	45.5%	58.5%
Total non-cat loss and ALAE ratio	51.8%	44.4%	54.8%	47.1%	34.6%	8.6%	47.1%
Total Loss and ALAE ratio	53.4%	69.7%	95.8%	47.1%	55.4%	10.5%	66.8%
ULAE ratio	5.2%	6.0%	4.2%	9.3%	4.2%	2.9%	5.5%
Total Loss and LAE ratio	58.6%	75.7%	100.0%	56.4%	59.6%	13.4%	72.3%
Expense ratio	34.0%	35.9%	39.6%	46.8%	44.4%	39.6%	38.6%
Combined ratio	92.6%	111.6%	139.6%	103.2%	104.0%	53.0%	110.9%

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

The commercial insurance segment's net written premiums for the three and six months ended June 30, 2020, increased 14.7% and 16.1%, respectively, when compared to the same 2019 periods (Tables 5 - 8), primarily driven by new business growth and rate increases in commercial auto and middle market commercial and new business growth in farm & ranch. The new business growth in farm & ranch was driven by the continued state rollout on the State Auto Connect platform during the second quarter, which is now live in 24 states. The rollout of farm & ranch on the State Auto Connect platform in its remaining states will continue throughout 2020. Additionally, middle market commercial was launched on the State Auto Connect platform in its first state in March 2020 and launched in six more states in May 2020, with subsequent state rollouts scheduled throughout 2020 and the first half of 2021.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 increased 9.7 points and 14.4 points, respectively, when compared to the same 2019 periods (Tables 5 - 8), with most of the catastrophe losses impacting small commercial package and middle market commercial. The 2020 second quarter and year to date cat loss and ALAE ratios were impacted by (i) an increase in the frequency and severity of weather events when compared to the same 2019 periods, and (ii) property losses resulting from the civil unrest which added 4.6 points and 2.4 points, respectively, to the cat loss and LAE ratios. Year to date 2020 was also impacted by a severe wind and hail storm, including tornadoes, in Tennessee, which contributed 9.0 points to the year to date cat loss and ALAE ratio, of which 5.7 points were from three large losses in Nashville.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 7.8 points and 4.3 points, respectively, when compared to the same 2019 periods (Tables 5 - 8).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 12.7 points and 4.7 points, respectively, when compared to the same 2019 periods, driven by improvement in the current accident year. The 2020 second quarter and year to date current accident year were impacted by lower claims frequency attributable to a reduction in miles driven as a result of shelter-in-place orders and individuals working remotely in response to the COVID-19 pandemic. Partially offsetting the 2020 second quarter and year to date improvement was less favorable development of prior accident year losses when compared to the same 2019 periods. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2017 accident year.
The small commercial package SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 5.7 points and increased 1.0 points, respectively, when compared to the same 2019 periods. The 2020 second quarter and year to date current accident year ratios were impacted by COVID-19, reflecting the impact of (i) a decline in claim frequency as a result of business shut downs and reduced business activity, and (ii) increased legal defense costs due to litigation involving business interruption insurance claims which added 6.6 points and 3.3 points, respectively to the quarter and year to date non-cat loss ratios. The 2020 quarter and year to date current accident year ratios were also impacted by increased severity of property losses, primarily related to fire.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 increased 6.0 points and improved 3.1 points, respectively, when compared to the same 2019 periods. The second quarter 2020 increase was primarily driven by a higher level of fire losses in the current accident year when compared to the same 2019 period. Despite the 2020 second quarter fire losses, the 2020 year to date current accident year ratio improved when compared to the same 2019 period, which was impacted by large fire losses in the first quarter of 2019. The 2020 second quarter and year to date current accident year ratios were also impacted by COVID-19, reflecting the impact of (i) a decline in claim frequency as a result of business shut downs and reduced business activity, and (ii) increased legal defense costs due to litigation involving business interruption insurance claims which added 2.2 points and 1.2 points, respectively, to the non-cat loss ratios. In addition, the 2020 year to date non-cat loss and ALAE ratio was impacted by greater favorable development of prior accident year losses, primarily attributable to lower than expected bodily injury severity from multiple accident years when compared to the same 2019 period.
The workers' compensation SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 10.4 points and 3.1 points, respectively, when compared to the same 2019 periods. The 2020 second quarter and year to date ratios were impacted by lower current accident year loss ratios, primarily due to a large loss in 2019 that added 14.9 points and 7.0 points, respectively, to the 2019 loss ratios. The 2020 quarter and year to date current accident year ratios were impacted by increased claims for businesses in the medical field, such as nursing homes and hospitals due to employees being exposed to COVID-19 in the course of their employment which added 16.0 points and 7.5 points, respectively, to the 2020 second quarter and year to date non-cat loss ratios, which was mostly offset by a decline in claim frequency due to business shut downs and reduced business and employment activity in response to the COVID-19 pandemic.
The farm & ranch SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2020 improved 6.6 points and 10.1 points, respectively, when compared to the same 2019 periods, primarily due to lower claim frequency in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30			Six months ended June 30
	2020	2019	$ Change	2020	2019	$ Change
	(Redundancy)/Deficiency			(Redundancy)/Deficiency
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$5.9	$(3.0)	$8.9	$11.1	$(9.8)	$20.9
Homeowners	(0.1)	(0.1)	—	2.1	0.5	1.6
Other Personal	(0.1)	(0.3)	0.2	(1.1)	(1.0)	(0.1)
Total Personal Insurance Segment	5.7	(3.4)	9.1	12.1	(10.3)	22.4

Commercial Insurance Segment:
Commercial Auto	(0.2)	(1.0)	0.8	(0.3)	(2.5)	2.2
Small Commercial Package	(3.6)	(2.9)	(0.7)	(9.0)	(7.7)	(1.3)
Middle Market Commercial	(2.9)	(2.9)	—	(8.0)	(6.0)	(2.0)
Workers' Compensation	(4.8)	(4.5)	(0.3)	(8.8)	(9.0)	0.2
Farm & Ranch	(0.3)	(0.8)	0.5	(1.1)	(1.2)	0.1
Other Commercial	(2.1)	1.2	(3.3)	(3.5)	0.2	(3.7)
Total Commercial Insurance Segment	(13.9)	(10.9)	(3.0)	(30.7)	(26.2)	(4.5)

Specialty run-off	6.2	(2.8)	9.0	6.1	(1.5)	7.6
Cat Loss and ALAE	0.9	1.6	(0.7)	1.2	0.8	0.4
ULAE	1.0	(0.7)	1.7	3.7	(0.4)	4.1
Total	$(0.1)	$(16.2)	$16.1	$(7.6)	$(37.6)	$30.0

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at June 30, 2020 and December 31, 2019:

($ millions)	June 30, 2020	December 31, 2019	$ Change
Personal Insurance Segment:
Personal Auto	$155.5	$162.9	$(7.4)
Homeowners	97.1	69.2	27.9
Other Personal	17.8	15.1	2.7
Total Personal Insurance Segment	270.4	247.2	23.2
Commercial Insurance Segment:
Commercial Auto	80.9	76.7	4.2
Small Commercial Package	116.6	110.5	6.1
Middle Market Commercial	174.7	152.8	21.9
Workers’ Compensation	187.4	187.8	(0.4)
Farm & Ranch	16.8	13.3	3.5
Other Commercial	30.9	30.9	—
Total Commercial Insurance Segment	607.3	572.0	35.3
Specialty run-off:
E&S Property	19.8	27.8	(8.0)
E&S Casualty	125.6	145.9	(20.3)
Programs	45.8	60.0	(14.2)
Total Specialty run-off	191.2	233.7	(42.5)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,068.9	$1,052.9	$16.0

Losses and loss expenses payable increased $16.0 million since December 31, 2019 primarily due to a higher level of catastrophe losses in the commercial and personal insurance segments discussed above, partially offset by the run-off of specialty business.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and six months ended June 30, 2020 were $119.5 million and $234.4 million, respectively, compared to $107.9 million and $215.5 million, respectively, for the same 2019 periods. The second quarter and year to date increases were driven by (i) amortization of deferred acquisition costs due to growth, (ii) IT expenses, including electronic data processing equipment and software cost amortization and IT consulting, and (iii) variable agent compensation. The shift to State Auto Connect and our digital journey over the last five years continue to drive the increases in IT expenses. Partially offsetting the second quarter and year to date increases in acquisition and operating expenses were decreases in estimated variable associate compensation and travel-related expenses when compared to the same 2019 periods.
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
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2020 and December 31, 2019:

($ millions)	June 30, 2020	% of Total	December 31, 2019	% of Total
Cash and cash equivalents	$174.6	6.3%	$78.0	2.8%
Fixed maturities, at fair value:
Fixed maturities	1,982.0	71.5%	1,992.3	72.5%
Treasury inflation-protected securities	115.9	4.2%	135.6	5.0%
Total fixed maturities	2,097.9	75.7%	2,127.9	77.5%
Notes receivable from affiliate	70.0	2.5%	70.0	2.5%
Equity securities:
Large-cap securities	111.9	4.0%	104.4	3.8%
Mutual and exchange traded funds	242.7	8.8%	290.8	10.6%
Total equity securities	354.6	12.8%	395.2	14.4%
Other invested assets:
International funds	47.1	1.7%	56.4	2.1%
Other invested assets	13.3	0.5%	13.3	0.5%
Total other invested assets	60.4	2.2%	69.7	2.6%
Other invested assets, at cost	12.5	0.5%	6.5	0.2%
Total portfolio	$2,770.0	100.0%	$2,747.3	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$121.1	$122.4
Due after 1 year through 5 years	525.8	552.0
Due after 5 years through 10 years	213.3	223.7
Due after 10 years	543.7	595.0
U.S. government agencies mortgage-backed securities	579.6	604.8
Total	$1,983.5	$2,097.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.30 and 4.17 as of June 30, 2020, and December 31, 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2020 and 2019:

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Gross investment income:
Fixed maturities	$14.5	$17.3	$29.6	$32.4
Equity securities	2.6	3.1	5.7	5.9
Other	0.8	1.4	1.8	3.1
Total gross investment income	17.9	21.8	37.1	41.4
Less: Investment expenses	0.2	0.1	0.5	0.3
Net investment income	$17.7	$21.7	$36.6	$41.1

Average invested assets (at cost)	$2,552.9	$2,629.8	$2,579.5	$2,656.1
Annualized investment yield	2.8%	3.3%	2.8%	3.1%
Annualized investment yield, after tax	2.3%	2.7%	2.3%	2.5%
Net investment income, after tax	$14.4	$17.8	$30.0	$33.8
Effective tax rate	18.9%	17.9%	18.0%	17.6%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and six months ended June 30, 2020 and 2019:

($ in millions)	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.9	$85.5	$1.5	$133.1	$5.5	$164.4	$1.6	$198.7
Equity securities	0.2	5.0	1.2	7.5	2.3	12.2	1.5	10.2
Total realized gains	2.1	90.5	2.7	140.6	7.8	176.6	3.1	208.9
Realized losses:
Fixed maturities	(0.9)	19.3	—	—	(2.1)	23.9	—	—
Equity securities	(9.7)	11.8	—	—	(10.9)	17.8	(2.2)	10.1
Other invested assets	—	0.2	—	0.3	—	0.6	—	0.6
Total realized losses	(10.6)	31.3	—	0.3	(13.0)	42.3	(2.2)	10.7
Net realized (losses) gains on investments	$(8.5)	$121.8	$2.7	$140.9	$(5.2)	$218.9	$0.9	$219.6

When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2020, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at June 30, 2020:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$518.9	$43.6	$—	$562.5
Obligations of states and political subdivisions	391.5	25.7	—	417.2
Corporate securities	493.5	20.2	(0.3)	513.4
U.S. government agencies mortgage-backed securities	579.6	26.7	(1.5)	604.8
Total available-for-sale fixed maturities	$1,983.5	$116.2	$(1.8)	$2,097.9

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at June 30, 2020, and December 31, 2019, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2020:

($ millions)	June 30, 2020	December 31, 2019	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$114.4	$47.9	$66.5
Net deferred federal income tax	(24.0)	(10.1)	(13.9)
Unrealized gains, net of tax	$90.4	$37.8	$52.6

At June 30, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $166.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of the FHLB Loans. In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2020, and December 31, 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax (benefit) expense for the three and six months ended June 30, 2020 and 2019.

($ millions)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Income (loss) before federal income taxes	$41.6	$(7.6)	$(102.4)	$54.0
Federal income tax expense (benefit)
Current	(0.4)	—	(0.4)	(0.4)
Deferred	7.7	(1.4)	(21.7)	11.2
Total federal income tax expense (benefit)	7.3	(1.4)	(22.1)	10.8
Net income (loss)	$34.3	$(6.2)	$(80.3)	$43.2

The effective tax rate for the three and six months ended June 30, 2020 was 17.6% and 21.6%, respectively, compared to 19.3% and 19.9%, respectively, for the same 2019 periods.
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
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at June 30, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and it's included in "other expenses" on the condensed consolidated statements of income and in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2020.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2020, and December 31, 2019, we had $174.6 million and $78.0 million, respectively, in cash and cash equivalents, and $2,512.9 million and $2,592.8 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.2 million and $9.3 million of securities on deposit with insurance regulators as required by law at June 30, 2020, and December 31, 2019; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash used in operating activities was $32.2 million compared to $66.4 million for the six months ended June 30, 2020 and 2019, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.
Cash provided by investing activities was $75.4 million compared to $56.6 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily due to the accumulation of sales and maturity proceeds, primarily fixed income, for reinvestment during the second half of 2020.
Cash provided by financing activities was $53.4 million and cash used in financing activities was $5.2 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily driven by proceeds from the new FHLB REPO loan.
Borrowing Arrangements
FHLB Loans
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC was renewed for one year on April 2, 2020. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, is for general corporate purposes and is intended to provide additional liquidity to State Auto P&C. REPO based advances can be drawn for a minimum of one day and may be drawn for longer periods of time subject to the FHLB agreement, which is for a one-year term. The REPO based advances are each at an interest rate determined on the initial date of such advance. All principal and interest is due at maturity of such advance and is not pre-payable. The REPO based advances are fully secured by a pledge of specific investment securities of State Auto P&C. As of June 30, 2020, a REPO based advance in the amount of $60.0 million was outstanding at a rate of 0.38%.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2020, and 2019 were 4.55% and 6.72%, respectively.
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
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2020. Under this reinsurance agreement, we retain the first $90.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $180.0 million of covered loss, each occurrence which is broken down into two layers of $70.0 million and $110.0 million. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $90.0 million up to $270.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $270.0 million. There is also an automatic restatement of the limit, for 100% of the deposit premium.
Property Per Risk Treaty
As of April 1, 2020, the State Auto Group renewed the property per risk excess of loss reinsurance agreement for a 15-month term. Under this reinsurance agreement, the State Auto Group retains the first $4.0 million of covered loss, with a 19.5% co-participation on the next $6.0 million of covered loss and a 14.0% co-participation on covered loss between $10.0 million and $20.0 million. The reinsurers are responsible for 80.5% of the loss excess of the $4.0 million retention up to $10.0 million and 86.0% of the loss excess of $10 million up to $20.0 million.
Casualty and Workers' Compensation Treaties
As of July 1, 2020, the State Auto Group renewed the casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $3.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million.
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
Regulatory Considerations
At June 30, 2020, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on this topic, see Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
CREDIT AND FINANCIAL STRENGTH RATINGS
On July 16, 2020, A.M. Best affirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
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
1.Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;
2.Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and
3.Our disclosure controls and procedures are effective in timely making known to them material information required to be included in our periodic filings with the Securities and Exchange Commission.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risks Related to COVID-19
The COVID-19 pandemic has had, and has the potential to continue to have for the foreseeable future, a significant adverse impact on the global economy. Due to the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and will likely continue to emerge over time. The most significant risks and uncertainties presented to State Auto Financial by this pandemic are discussed below.
Legislative, regulatory and judicial actions as a result of COVID-19 could have a material adverse impact on our operations, financial position, liquidity, and cash flows and, potentially, our solvency.
In our commercial insurance segment, we write insurance covering business interruption. In general, business interruption insurance is intended to compensate an insured for income lost during instances of direct physical damage to covered property. Our business interruption insurance is not intended to provide coverage for business closures in connection with human infectious disease epidemics or pandemics. There are efforts at the state and federal levels to implement legislation that would expand the scope of business interruption insurance to include business closures related to COVID-19, although we are not aware of any such legislation being enacted at this time. In addition, putative class action litigation has been recently initiated against us and many other insurers regarding the denial of business interruption coverage claims for business closures related to COVID-19. We intend to vigorously challenge any claims that our business interruption insurance covers business closures related to COVID-19. If legislation would be enacted in states where we do business to expand the scope of business interruption insurance to include COVID-19 business closures, or judicial decisions of courts in such states found that business interruption coverage included COVID-19 business closures, such legislation or judicial decisions would have a material adverse effect on our results of operations, liquidity, financial condition, and cash flows, and, potentially, our solvency.
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
Our investment portfolio is invested mostly in fixed income securities the majority of which consists of securities issued by the U.S. Treasury, federal agencies, and state and local governments. Our portfolio also contains a number of securities issued by corporations. Concerns about COVID-19 have caused a sharp increase in volatility in financial markets, which has had a significant negative impact on our investment portfolio. A prolonged economic recession caused by COVID-19 could negatively impact the financial condition of corporate issuers in our portfolio, resulting in rating downgrades or an inability to make timely principal and or interest payments. It is possible we could suffer a partial or complete loss of principal from an issuer who fails to meet its obligations. Our portfolio could suffer large decreases in market value if the economic crisis deepens and the financial solvency of issuers are called into question. Likewise, our exposure to state and local governments carries risk of loss in an economic downturn. A reduction in tax collections for local governments can cause them to default on interest or principal payments resulting in permanent loss of principal from our portfolio. The value of our equity portfolio, which consists of mutual funds, exchange traded funds, and individual company holdings, is impacted by economic activity in the United States and around the world. Mutual funds and exchange traded funds can be expected to exhibit less volatility than an individual company security but these funds are exposed to economic risk as well. Depending upon the length and depth of the pandemic, it is possible that companies in which we have invested could become bankrupt or cease doing business. As a result, our portfolio could suffer a permanent loss of capital. It is also possible that equity prices could remain depressed for an extended period of time. Portfolio dividend income can also decline as companies reduce or eliminate dividends as they look for ways to survive in a difficult economy.

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
As a result of COVID-19, we have approximately 90% of our associates working remotely. While we have implemented enhanced procedures and protocols to protect the security of our data and systems, having a remote workforce increases our risk to successful cybersecurity attacks. Furthermore, there has been an increase in phishing and other social engineering attacks focused on COVID-19. These attacks typically come in the form of malicious links or emails, but could involve phone calls or text messages as well. These cyberattacks, if successful, could interrupt, damage or otherwise adversely affect the operation of our critical systems.
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
As a result of COVID-19, we may experience higher claim and claim adjustment expenses in certain lines of business, such as workers’ compensation, if the injury or illness arose both out of and in the course of employment.
We may also see an impact on our auto and property coverages due to changes in both business practices and individual behaviors. For example, there has been an increase in delivery services due to concerns with in-person contact. We may see an increase in commercial property claims due to unoccupied businesses. Since the outset of the pandemic, there has been a decrease in frequency of personal auto claims attributed to a reduction in miles driven by insureds as a result of shelter-in-place orders and working remotely. The duration of this decrease and its impact to severity is unknown at this time.
Further, because the risks associated with COVID-19 are so unknown at this time we may experience uncertainty in estimating claims. We may also experience an increase in fraudulent claims, and there may be an impact in the timing of claims settlements as a result of court delays.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Form of Time Based Deferred Stock Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Included herein.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 7, 2020	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)