Form 10-Q
period 2020-09-30
State Auto Financial CORP
filed 2020-11-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No   ☒
On October 30, 2020, the Registrant had 43,837,768 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2020

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2020	December 31, 2019
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,047.1 and $2,080.0, respectively)	$2,166.3	$2,127.9
Equity securities	339.5	395.2
Other invested assets	62.5	69.7
Other invested assets, at cost	12.5	6.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,650.8	2,669.3
Cash and cash equivalents	131.4	78.0
Accrued investment income and other assets	31.1	31.7
Premiums receivable	14.1	13.6
Deferred policy acquisition costs (affiliated net assumed $27.6 and $20.2, respectively)	123.7	111.1
Reinsurance recoverable on losses and loss expenses payable	35.2	13.6
Prepaid reinsurance premiums	8.4	7.5
Due from affiliate	18.3	7.9
Current federal income taxes	6.7	6.3
Net deferred federal income taxes	44.6	42.2
Property and equipment, held for sale	4.2	4.2
Total assets	$3,068.5	$2,985.4
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $450.9 and $500.8, respectively)	$1,091.3	$1,066.5
Unearned premiums (affiliated net assumed $450.8 and $415.8, respectively)	731.0	649.2
Notes payable (affiliates $15.2 and $15.2, respectively)	122.0	122.0
Pension and postretirement benefits	54.0	72.9
Other liabilities (affiliated net assumed $18.5 and $19.5, respectively)	126.1	114.9
Total liabilities	2,124.4	2,025.5
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.7 and 50.4 shares issued, respectively, at stated value of $2.50 per share	126.7	125.9
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.4)	(117.5)
Additional paid-in capital	212.1	206.7
Accumulated other comprehensive income (loss)	23.3	(37.9)
Retained earnings	700.4	782.7
Total stockholders’ equity	944.1	959.9
Total liabilities and stockholders’ equity	$3,068.5	$2,985.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2020	2019
Earned premiums (affiliated net assumed $69.3 and $55.7, respectively)	$353.2	$319.6
Net investment income (affiliates $0.7 and $0.7, respectively)	17.9	19.3
Net investment gain (loss)	20.0	(5.0)
Other income from affiliates	0.5	0.6
Total revenues	391.6	334.5

Losses and loss expenses (affiliated net assumed $48.7 and $24.2, respectively)	251.6	208.4
Acquisition and operating expenses (affiliated net assumed $24.2 and $17.6, respectively)	123.0	109.7
Interest expense (affiliates $0.1 and $0.2, respectively)	1.1	1.2
Other expenses	1.1	2.5
Total expenses	376.8	321.8
Income before federal income taxes	14.8	12.7
Federal income tax expense:
Deferred	3.2	1.2
Total federal income tax expense	3.2	1.2
Net income	$11.6	$11.5
Earnings per common share:
Basic	$0.26	$0.26
Diluted	$0.26	$0.25

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2020	2019
Earned premiums (affiliated net assumed $189.2 and $168.5, respectively)	$1,024.4	$930.0
Net investment income (affiliates $2.1 and $2.3, respectively)	54.5	60.4
Net investment (loss) gain	(39.3)	50.2
Other income from affiliates	1.6	1.6
Total revenues	1,041.2	1,042.2

Losses and loss expenses (affiliated net assumed $132.8 and $125.1, respectively)	762.2	637.6
Acquisition and operating expenses (affiliated net assumed $65.9 and $54.5, respectively)	357.4	325.2
Interest expense (affiliates $0.6 and $0.7, respectively)	3.6	3.7
Other expenses	5.6	9.0
Total expenses	1,128.8	975.5
(Loss) income before federal income taxes	(87.6)	66.7
Federal income tax (benefit) expense:
Current	(0.4)	(0.4)
Deferred	(18.5)	12.4
Total federal income tax (benefit) expense	(18.9)	12.0
Net (loss) income	$(68.7)	$54.7
(Loss) earnings per common share:
Basic	$(1.57)	$1.26
Diluted	$(1.57)	$1.25

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2020	2019
Net income	$11.6	$11.5
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding gains	4.6	22.6
Reclassification adjustments for losses (gains) realized in net income	0.2	(1.2)
Income tax expense	(1.1)	(4.5)
Total net unrealized holding gains on available-for-sale investments	3.7	16.9
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	3.7	2.4
Income tax expense	(0.4)	(0.2)
Total net unrecognized benefit plan obligations	1.7	0.6
Other comprehensive income	5.4	17.5
Comprehensive income	$17.0	$29.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive (Loss) Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2020	2019
Net (loss) income	$(68.7)	$54.7
Other comprehensive income, net of tax:
Net unrealized holding gains on fixed available-for-sale investments:
Unrealized holding gains	74.5	91.8
Reclassification adjustments for gains realized in net income	(3.2)	(2.8)
Income tax expense	(15.0)	(18.7)
Total net unrealized holding gains on available-for-sale investments	56.3	70.3
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.8)	(4.8)
Net actuarial loss	11.0	7.2
Income tax expense	(1.3)	(0.5)
Total net unrecognized benefit plan obligations	4.9	1.9
Other comprehensive income	61.2	72.2
Comprehensive (loss) income	$(7.5)	$126.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended September 30
	2020	2019
Common shares:
Balance at beginning of period	50.7	50.3
Balance at September 30	50.7	50.3
Treasury shares:
Balance at beginning of period	(6.9)	(6.8)
Balance at September 30	(6.9)	(6.8)
Common stock:
Balance at beginning of period	$126.7	$125.7
Issuance of shares	—	0.1
Balance at September 30	$126.7	$125.8
Treasury stock:
Balance at beginning of period	$(118.4)	$(117.5)
Balance at September 30	$(118.4)	$(117.5)
Additional paid-in capital:
Balance at beginning of period	$211.1	$202.5
Issuance of common stock	(0.2)	0.7
Stock awards granted	1.2	2.0
Balance at September 30	$212.1	$205.2
Accumulated other comprehensive income (loss):
Balance at beginning of period	$17.9	$(41.7)
Change in net unrealized holding gains on available-for-sale investments	3.7	16.9
Total net unrecognized benefit plan obligations	1.7	0.6
Balance at September 30	$23.3	$(24.2)
Retained earnings:
Balance at beginning of period	$693.2	$747.2
Net income	11.6	11.5
Dividends declared, $0.10 and $0.10 per share (affiliates $2.6 and $2.6, respectively)	$(4.4)	$(4.3)
Balance at September 30	700.4	754.4
Total stockholders’ equity at September 30	$944.1	$943.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Nine months ended September 30
	2020	2019
Common shares:
Balance at beginning of year	50.4	50.0
Issuance of shares	0.3	0.3
Balance at September 30	50.7	50.3
Treasury shares:
Balance at beginning of year	(6.9)	(6.8)
Balance at September 30	(6.9)	(6.8)
Common stock:
Balance at beginning of year	$125.9	$125.0
Issuance of shares	0.8	0.8
Balance at September 30	$126.7	$125.8
Treasury stock:
Balance at beginning of year	$(117.5)	$(117.0)
Shares acquired on stock award exercises and vested restricted shares	(0.9)	(0.5)
Balance at September 30	$(118.4)	$(117.5)
Additional paid-in capital:
Balance at beginning of year	$206.7	$194.2
Issuance of common stock	2.0	4.0
Stock awards granted	3.4	7.0
Balance at September 30	$212.1	$205.2
Accumulated other comprehensive income (loss):
Balance at beginning of year	$(37.9)	$(96.4)
Change in net unrealized holding gains on available-for-sale investments	56.3	70.3
Change in unrecognized benefit plan obligations, net of tax	4.9	1.9
Balance at September 30	$23.3	$(24.2)
Retained earnings:
Balance at beginning of year	$782.7	$712.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	(0.5)	—
Net (loss) income	(68.7)	54.7
Dividends declared, $0.30 and $0.30 per share (affiliates $7.8 and $7.8, respectively)	$(13.1)	$(13.0)
Balance at September 30	700.4	754.4
Total stockholders’ equity at September 30	$944.1	$943.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(68.7)	$54.7
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization, net	7.6	6.2
Share-based compensation	—	7.0
Net investment loss (gain)	39.3	(50.2)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(12.6)	(12.4)
Accrued investment income and other assets	0.6	(2.3)
Premiums receivables	(0.5)	(3.2)
Postretirement and pension benefits	(17.0)	(12.2)
Other liabilities and due to/from affiliates, net	8.5	(51.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(22.5)	(2.6)
Losses and loss expenses payable	24.2	(54.1)
Unearned premiums	81.8	65.0
Deferred tax on share-based awards	(0.1)	(0.7)
Federal income taxes	(18.8)	12.7
Net cash provided by (used in) operating activities	21.8	(43.9)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(462.6)	(459.9)
Purchases of equity securities	(65.6)	(48.9)
Purchases of other invested assets	(7.3)	(12.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	274.9	267.1
Sales of fixed maturities available-for-sale	216.1	248.7
Sales of equity securities	86.2	34.4
Sales of other invested assets	0.9	1.0
Disposals of property and equipment	0.2	1.6
Net cash provided by investing activities	42.8	31.1
Cash flows from financing activities:
Proceeds from issuance of common stock	2.8	4.8
Payments to acquire treasury stock	(0.9)	(0.5)
Payment of dividends	(13.1)	(13.0)
Proceeds from short-term debt	60.0	—
Repayment of short-term debt	(60.0)	—
Proceeds from long-term debt	21.5	—
Repayment of long-term debt	(21.5)	—
Net cash used in financing activities	(11.2)	(8.7)
Net increase (decrease) in cash and cash equivalents	53.4	(21.5)
Cash and cash equivalents at beginning of period	78.0	59.8
Cash and cash equivalents at end of period	$131.4	$38.3
Supplemental disclosures:
Interest paid (affiliates $0.6 and $0.7, respectively)	$3.5	$3.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2019 Form 10-K.
The COVID-19 pandemic has caused an economic downturn on a global scale, as well as significant market disruption and volatility. The scope, duration and magnitude of the effects of COVID-19 continue to evolve rapidly and in ways that are difficult or impossible to anticipate. The Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however, the impact could be material. The Company's future financial results and operations depend in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.
Adoption of Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. This includes the Company's direct third party reinsurance recoverables, and the Company's share of the State Auto Group's third party reinsurance recoverables assumed via the Pooling Arrangement (as defined in Note 7). In addition, ASC 326 made changes to the accounting for available-for-sale fixed maturities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale fixed maturities management does not intend to sell or believes that it is more likely than not they will not be required to sell.
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
Changes in the allowance for credit losses are recorded in the "net investment gain (loss)" line item on the condensed consolidated statement of income. Losses are charged against the allowance when management believes the uncollectibility of a fixed maturity is confirmed or when either of the criteria regarding intent or requirement to sell is met. Description and disclosure of credit losses on fixed maturities are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
The Company excludes accrued interest receivable from both the estimated fair value and the amortized cost basis of available-for-sale fixed maturities and includes such amounts within "accrued investment income and other assets" on the Company's condensed consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible.
Reinsurance Recoverables
Management assesses expected credit losses on third party reinsurance recoverables for the entire State Auto Pool and, pursuant to the Pooling Arrangement (as defined in Note 7), the Company is responsible for its share of the estimated uncollectible reinsurance for the entire pool. Management uses A.M. Best’s Financial Strength ratings or equivalent such as S&P, Moody’s, or Fitch when an A.M. Best Financial Strength rating is not available to assess the credit risk of the reinsurance recoverables. The estimate of expected credit losses considers historical credit loss information as well as current conditions and reasonable and supportable forecasts. Description and disclosure of credit losses on reinsurance recoverables are disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Premiums
Premiums are recognized as earned pro rata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.
Under the terms of the Pooling Arrangement, each period State Auto Mutual collects all premiums from policyholders and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for their share of the Pooled Companies net premiums written during the quarter.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Group’s premiums receivable balance. Current and historical collection experience along with reasonable and supportable forecasts are used to estimate the percentage of the premiums receivable balance that will be uncollectible. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at September 30, 2020 and December 31, 2019 is approximately $404.8 million and $371.0 million, respectively, net of the allowance for uncollectible premiums receivable of $7.0 million and $4.3 million, respectively.
2. Correction of Misstatement in Prior Period Financial Statements
The Company has corrected the presentation of premiums receivable on its condensed consolidated balance sheet for the period ended December 31, 2019 to appropriately reflect outstanding balances for premiums billed and due on premiums written directly by the STFC Pooled Companies. Based on the Pooling Arrangement (as defined in Note 7), this has no impact on the underwriting operations of the STFC Pooled Companies given the role of State Auto Mutual as agent for the State Auto Group.
The Company's balance sheet has been revised to include "premiums receivable", which represents the billed and due premium from its policyholders, with an offsetting adjustment to "due to/from affiliates". This adjustment was not material to the Company’s previously issued financial statements.
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company’s year-end 2019 consolidated balance sheet and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 from the previously reported amounts to the revised amounts. There were no changes to the condensed consolidated statements of income, condensed consolidated statements of comprehensive income, and condensed consolidated statements of stockholders' equity.

Revised Consolidated Balance Sheets
($ in millions)	Year Ended December 31, 2019
	As Reported	Adjustment	As Revised
Assets
Premiums receivable	$—	$13.6	$13.6
Due from affiliate	21.5	(13.6)	7.9
Total Assets	$2,985.4	$—	$2,985.4

Revised Consolidated Statement of Cash Flows
($ in millions)	Nine months ended September 30, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Premiums receivable	$—	$(3.2)	$(3.2)
Other liabilities and due to/from affiliates, net	(55.0)	3.2	(51.8)
Net cash used in operating activities	$(43.9)	$—	$(43.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

3. Investments
The following tables set forth the amortized cost and fair value of investments by investment category at September 30, 2020 and December 31, 2019:

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$510.9	$48.1	$—	$559.0
Obligations of states and political subdivisions	527.5	26.7	(1.5)	552.7
Corporate securities	451.7	21.9	—	473.6
U.S. government agencies mortgage-backed securities	557.0	25.3	(1.3)	581.0
Total available-for-sale fixed maturities	$2,047.1	$122.0	$(2.8)	$2,166.3

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.3	$(3.3)	$578.2
Obligations of states and political subdivisions	404.3	21.1	—	425.4
Corporate securities	460.5	11.7	(0.4)	471.8
U.S. government agencies mortgage-backed securities	646.0	11.1	(4.6)	652.5
Total available-for-sale fixed maturities	$2,080.0	$56.2	$(8.3)	$2,127.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$0.7	$—	1	$—	$—	—	$0.7	$—	1
Obligations of states and political subdivisions	94.3	(1.5)	18	—	—	—	94.3	(1.5)	18
Corporate securities	15.1	—	4	—	—	—	15.1	—	4
U.S. government agencies mortgage-backed securities	76.1	(1.1)	22	9.4	(0.2)	4	85.5	(1.3)	26
Total temporarily impaired securities	$186.2	$(2.6)	45	$9.4	$(0.2)	4	$195.6	$(2.8)	49

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

The Company reviewed its available-for-sale fixed maturities at September 30, 2020, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
•Obligations of U.S. government agencies: These securities were issued by the U.S. Treasury Department or Federal government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$119.8	$120.9
Due after 1 year through 5 years	519.9	548.0
Due after 5 years through 10 years	168.0	178.9
Due after 10 years	682.4	737.5
U.S. government agencies mortgage-backed securities	557.0	581.0
Total	$2,047.1	$2,166.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB"), which loans are further described in Note 9. In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At September 30, 2020, State Auto P&C had fixed maturities with fair values of approximately $31.7 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.6 million and $9.3 million were on deposit with insurance regulators as required by law at September 30, 2020, and December 31, 2019, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Fixed maturities	$15.0	$15.3	$44.6	$47.7
Equity securities	2.1	3.0	7.8	8.9
Cash and cash equivalents, and other	0.9	1.1	2.7	4.2
Investment income	18.0	19.4	55.1	60.8
Investment expenses	0.1	0.1	0.6	0.4
Net investment income	$17.9	$19.3	$54.5	$60.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $303.2 million and $284.1 million for the nine months ended September 30, 2020, and 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	$1.3	$1.2	$6.8	$2.8
Realized losses on sales of securities	(1.5)	—	(3.6)	—
Net (loss) gain on fixed securities	(0.2)	1.2	3.2	2.8
Equity securities:
Realized losses on sales of securities, net	(42.3)	(1.8)	(50.9)	(2.5)
Unrealized gain (loss) on securities still held, net	60.5	(4.1)	15.8	46.4
Net gain (loss) on equity securities	18.2	(5.9)	(35.1)	43.9
Other invested assets:
Unrealized gain (loss) on securities still held, net	2.0	(0.3)	(7.6)	4.8
Net gain (loss) on other invested assets	2.0	(0.3)	(7.6)	4.8
Other net realized gain (loss)	—	—	0.2	(1.3)
Net gain (loss) on investments	$20.0	$(5.0)	$(39.3)	$50.2

Change in net unrealized holding gains, net of tax
Fixed maturities	$4.8	$21.4	$71.3	$89.0
Deferred federal income tax liability	(1.1)	(4.5)	(15.0)	(18.7)
Change in net unrealized holding gains, net of tax	$3.7	$16.9	$56.3	$70.3

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
The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At September 30, 2020, and December 31, 2019, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $48.5 million and $56.4 million at September 30, 2020, and December 31, 2019, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at September 30, 2020 and December 31, 2019:

($ millions)	Total	Level 1	Level 2
September 30, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$559.0	$—	$559.0
Obligations of states and political subdivisions	552.7	—	552.7
Corporate securities	473.6	—	473.6
U.S. government agencies mortgage-backed securities	581.0	—	581.0
Total available-for-sale fixed maturities	2,166.3	—	2,166.3
Equity securities:
Large-cap securities	120.0	120.0	—
Mutual and exchange traded funds	219.5	219.5	—
Total equity securities	339.5	339.5	—
Other invested assets	14.0	14.0	—
Total investments	$2,519.8	$353.5	$2,166.3

($ millions)	Total	Level 1	Level 2
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$578.2	$—	$578.2
Obligations of states and political subdivisions	425.4	—	425.4
Corporate securities	471.8	—	471.8
U.S. government agencies mortgage-backed securities	652.5	—	652.5
Total available-for-sale fixed maturities	2,127.9	—	2,127.9
Equity securities:
Large-cap securities	104.4	104.4	—
Mutual and exchange traded funds	290.8	290.8	—
Total equity securities	395.2	395.2	—
Other invested assets	13.3	13.3	—
Total investments	$2,536.4	$408.5	$2,127.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2020, was $12.0 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2020			December 31, 2019
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, issued May 2019	$70.0	$82.4	4.05%	$70.0	$74.6	4.05%

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

($ millions, except interest rates)	September 30, 2020			December 31, 2019
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021: issued $21.5, September 2016 with fixed interest	$—	$—	—%	$21.5	$21.5	1.73%
FHLB Loan due 2030: issued $21.5, September 2020 with fixed interest	21.5	21.8	1.37%	—	—	—%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	108.6	3.96%	85.3	97.8	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.2	15.2	4.44%	15.2	15.2	6.11%
Total notes payable	$122.0	$145.6		$122.0	$134.5

5. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three and nine months ended September 30, 2020 and 2019:

($ millions)	2020	2019
Beginning balance at July 1	$120.0	$109.1
Acquisition costs deferred	98.4	94.6
Acquisition costs amortized to expense	(94.7)	(89.4)
Ending balance at September 30	$123.7	$114.3

Beginning balance at January 1	$111.1	$101.9
Acquisition costs deferred	289.8	270.6
Acquisition costs amortized to expense	(277.2)	(258.2)
Ending balance at September 30	$123.7	$114.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the nine months ended September 30, 2020 and 2019:

($ millions)	2020	2019
Losses and loss expenses payable, at beginning of period	$1,066.5	$1,146.8
Less: reinsurance recoverable on losses and loss expenses payable	13.6	5.5
Net balance at beginning of period	1,052.9	1,141.3
Incurred related to:
Current year	779.8	692.7
Prior years	(17.6)	(55.1)
Total incurred	762.2	637.6
Paid related to:
Current year	420.8	366.4
Prior years	338.2	327.0
Total paid	759.0	693.4
Net balance at end of period	1,056.1	1,085.5
Plus: reinsurance recoverable on losses and loss expenses payable	35.2	7.2
Losses and loss expenses payable, at end of period	$1,091.3	$1,092.7

The Company recorded less favorable development related to prior years’ loss and loss expense reserves for the nine months ended September 30, 2020, of $17.6 million compared to $55.1 million for the same 2019 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the nine months ended September 30, 2020 was $31.8 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all products developed favorably, with small commercial package, workers' compensation, and middle market commercial contributing $16.5 million, $16.1 million, and $14.3 million, respectively. Partially offsetting the favorable development was adverse development in the personal insurance segment and specialty run-off, which contributed $20.2 million and $5.2 million, respectively. The adverse development in the personal insurance segment was primarily driven by personal auto, which contributed $19.1 million of adverse development. The personal auto adverse development was driven by higher than expected severity of bodily injury claims from multiple accident years. The specialty run-off adverse development primarily related to an adverse court decision relating to an E&S casualty claim from 2016. Partially offsetting the favorable development of prior years' non-catastrophe loss and ALAE reserves was adverse development in catastrophe loss and ALAE reserves driven by $12.4 million of adverse development in E&S property related to Hurricane Irma.
For the nine months ended September 30, 2019, favorable development of prior accident year's non-catastrophe loss and ALAE reserves was $54.1 million. In the personal insurance segment, personal auto contributed $11.0 million of favorable development. In the commercial insurance segment, all lines contributed favorable development, with workers' compensation, small commercial package, and middle market commercial contributing $13.4 million, $11.8 million, and $7.2 million, respectively.
7. Reinsurance
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Premiums earned:
Assumed from external insurers and reinsurers	$21.7	$21.0	$63.0	$59.3
Assumed under Pooling Arrangement	353.2	319.6	1,024.4	930.0
Ceded to external insurers and reinsurers	(7.7)	(6.6)	(25.4)	(18.8)
Ceded under Pooling Arrangement	(283.9)	(263.9)	(835.2)	(761.5)
Net assumed premiums earned	$83.3	$70.1	$226.8	$209.0
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$14.1	$14.6	$41.3	$45.6
Assumed under Pooling Arrangement	251.6	209.3	762.2	639.4
Ceded to external insurers and reinsurers	(9.9)	(0.6)	(55.9)	(6.2)
Ceded under Pooling Arrangement	(202.9)	(185.1)	(629.4)	(514.3)
Net assumed losses and loss expenses incurred	$52.9	$38.2	$118.2	$164.5

8. Current Expected Credit Losses
The Company is exposed to third-party credit risk both directly through its cessions to reinsurers and indirectly through its participation in the Pooling Arrangement. In addition to exposure to credit risk on reinsurance recoverables, the Company is also exposed to credit risk on amounts due from insureds and agents through the Pooling Arrangement. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the net premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers.
At September 30, 2020, the determination of the allowance for credit losses for premiums receivable and reinsurance recoverables included considerations for the potential impacts of the COVID-19 pandemic on the Company's ability to collect balances due from its insureds, agents, and reinsurers.
Reinsurance recoverables
The State Auto Group monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At September 30, 2020, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. The allowance for credit losses is included in the "reinsurance recoverables on losses and loss expenses payable" and "losses and loss expenses payable" line items in the Company's condensed consolidated balance sheets. The Company’s allowance for credit losses for reinsurance recoverables at September 30, 2020 is $0.8 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the amortized cost of the Company's direct third-party reinsurance recoverables by FSR, net of the allowance for credit losses, at September 30, 2020:

($ millions)	Amortized Cost
Financial strength rating:
A++	$1.2
A+	15.3
A	18.7
Reinsurance recoverable on losses and loss expenses payable, net of allowance for credit losses	$35.2

Premiums Receivables
Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Pool premiums receivable balance including the Company's billed and due premium from its policyholders. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at September 30, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. Bad debt expense is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
The following table sets forth the changes in the Company's share of the allowance for uncollectible premiums receivable for the three and nine months ended September 30, 2020:

($ millions)	Allowance for credit losses
Beginning balance at July 1, 2020	$7.0
Current period provision	1.1
Writeoffs	(1.1)
Ending balance at September 30, 2020	$7.0

Beginning balance at January 1, 2020	$4.3
Current period provision	6.7
Writeoffs	(4.0)
Ending balance at September 30, 2020	$7.0

9. Notes Payable and Open Line of Credit
FHLB Loans
On September 2, 2020 State Auto P&C retired its five-year term loan with the FHLB in the amount of $21.5 million and maturing September 2, 2021 and replaced it with a new ten-year term loan with the FHLB in the amount of $21.5 million (the "2020 FHLB Loan"). The 2020 FHLB Loan is at a fixed rate of interest of 1.37%, provides for interest-only payments during its term, with principal due in full at maturity, and may be prepaid without penalty after five years and each of the succeeding six months thereafter. The 2020 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2021. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C. As of September 30, 2020, no advances had been made under the OLC.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, was for general corporate purposes and was intended to provide additional liquidity to State Auto P&C. The REPO based advances were repaid in full on September 22, 2020, and this loan arrangement was terminated.
State Auto P&C also has a fifteen-year term loan with the FHLB that is more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The foregoing OLC and term loans from the FHLB are collectively referred to as the "FHLB Loans."
10. Income Taxes
Interim Period Tax Expense
Due to an increase in the frequency and severity of catastrophic events in 2020 and the uncertainty regarding the total impact of COVID-19 on the Company's future results of operations and financial condition, the Company's normal approach of using an estimated full-year effective income tax rate to determine interim period tax expense (benefit) produces an income tax benefit for the current year to date period that would have exceeded the tax benefit the Company expects to realize for the full year. Accordingly, the Company calculated a year to date tax benefit based on the year to date loss before federal income taxes using the U.S. Federal statutory tax rate and adjusted for the estimated impact of permanent differences and discrete items. The tax expense for the three months ended September 30, 2020 is the tax benefit for the nine months September 30, 2020 less the tax benefit recognized at June 30, 2020.
The Company has foreign tax credit carryforwards of $0.5 million which will expire in 2021 and 2022. The Company believes it is more likely than not that the benefit from these foreign tax credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.5 million on the deferred tax assets related to these foreign tax credit carryforwards. The valuation allowance is included in the "other, net" line item in the table below.
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
Amount at statutory rate	$3.1	21.0%	$2.7	21.0%	$(18.4)	21.0%	$14.0	21.0%
Tax-exempt interest and dividends received deduction	(0.6)	(4.1)	(0.7)	(5.3)	(1.7)	1.9	(2.1)	(3.1)
Other, net	0.7	4.5	(0.8)	(6.3)	1.2	(1.4)	0.1	—
Federal income tax expense (benefit)	3.2	21.4%	1.2	9.4%	(18.9)	21.5%	$12.0	17.9%

11. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1.2	$0.8	$—	$—	$3.6	$2.8	$—	$—
Interest cost	2.4	2.9	0.2	0.2	7.2	8.6	0.4	0.5
Expected return on plan assets	(4.4)	(4.2)	—	—	(13.1)	(12.5)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)	—	—	(4.1)	(4.1)
Net actuarial loss	2.3	1.5	0.1	0.1	6.9	4.5	0.2	0.2
Net periodic cost (benefit)	$1.5	$1.0	$(1.1)	$(1.1)	$4.6	$3.4	$(3.5)	$(3.4)

The Company contributed $15.0 million to its pension plan for the nine months ended September 30, 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

12. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) ("AOCI(L)"), net of tax, for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2020	$93.0	$(75.1)	$17.9
Other comprehensive income before reclassifications	3.5	—	3.5
Amounts reclassified from AOCI (a)	0.2	1.7	1.9
Net current period other comprehensive income	3.7	1.7	5.4
Ending balance at September 30, 2020	$96.7	$(73.4)	$23.3

Beginning balance at July 1, 2019	$33.2	$(74.9)	$(41.7)
Other comprehensive income before reclassifications	17.8	—	17.8
Amounts reclassified from AOCI (a)	(0.9)	0.6	(0.3)
Net current period other comprehensive income	16.9	0.6	17.5
Ending balance at September 30, 2019	$50.1	$(74.3)	$(24.2)

(a)	See separate table below for details about these reclassifications

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive income before reclassifications	58.8	—	58.8
Amounts reclassified from AOCI (a)	(2.5)	4.9	2.4
Net current period other comprehensive income	56.3	4.9	61.2
Ending balance at September 30, 2020	$96.7	$(73.4)	$23.3

Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive loss before reclassifications	72.5	—	72.5
Amounts reclassified from AOCI (a)	(2.2)	1.9	(0.3)
Net current period other comprehensive income	70.3	1.9	72.2
Ending balance at September 30, 2019	$50.1	$(74.3)	$(24.2)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

    The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2020 and 2019:

($ millions)
Details about Accumulated Other	Three months ended September 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2020	2019
Unrealized gains on available-for-sale fixed maturity investments	$(0.2)	$1.2	Realized gain on sale of securities
	(0.2)	1.2	Total before tax
	—	(0.3)	Tax expense
	(0.2)	0.9	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(3.7)	(2.4)	(b)
	(2.1)	(0.8)	Total before tax
	0.4	0.2	Tax benefit
	(1.7)	(0.6)	Net of tax
Total reclassifications for the period	$(1.9)	$0.3

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended September 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2020	2019
Unrealized gains on available-for-sale fixed maturity investments	$3.2	$2.8	Realized gains on sale of securities
	3.2	2.8	Total before tax
	(0.7)	(0.6)	Tax expense
	2.5	2.2	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.8	4.8	(b)
Net actuarial loss	(11.0)	(7.2)	(b)
	(6.2)	(2.4)	Total before tax
	1.3	0.5	Tax benefit
	(4.9)	(1.9)	Net of tax
Total reclassifications for the period	$(2.4)	$0.3

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

13. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Numerator:
Net income (loss) for basic earnings (loss) per common share	$11.6	$11.5	$(68.7)	$54.7
Denominator:
Weighted average shares for basic earnings (loss) per common share	43.8	43.5	43.7	43.4
Effect of dilutive share-based awards	0.5	0.5	—	0.6
Adjusted weighted average shares for diluted earnings (loss) per common share	44.3	44.0	43.7	44.0

Basic net earnings (loss) per common share	$0.26	$0.26	$(1.57)	$1.26
Diluted net earnings (loss) per common share	$0.26	$0.25	$(1.57)	$1.25

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings (loss) per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the nine months ended September 30, 2020:

(shares in millions)	Nine months ended September 30
2020
Total number of antidilutive awards	0.6

14. Segment Information
The Company's reportable segments are: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Revenue from external sources:
Insurance operations
Personal insurance	$208.8	$192.7	$609.7	$562.5
Commercial insurance	144.4	127.0	414.7	361.4
Specialty run-off	—	(0.1)	—	6.1
Total insurance operations	353.2	319.6	1,024.4	930.0
Investment operations
Net investment income	17.9	19.3	54.5	60.4
Net investment gain (loss)	20.0	(5.0)	(39.3)	50.2
Total investment operations	37.9	14.3	15.2	110.6
All other	0.5	0.6	1.6	1.6
Total revenue from external sources	391.6	334.5	1,041.2	1,042.2
Intersegment revenue	1.5	1.7	4.6	4.9
Total revenue	393.1	336.2	1,045.8	1,047.1
Reconciling items:
Eliminate intersegment revenue	(1.5)	(1.7)	(4.6)	(4.9)
Total consolidated revenues	$391.6	$334.5	$1,041.2	$1,042.2
Segment income (loss) before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(30.7)	$(6.3)	$(70.8)	$(32.0)
Commercial insurance	14.4	1.2	(28.0)	(17.1)
Specialty run-off	(10.4)	(0.6)	(17.1)	(1.3)
Total insurance operations	(26.7)	(5.7)	(115.9)	(50.4)
Investment operations
Net investment income	17.9	19.3	54.5	60.4
Net investment gain (loss)	20.0	(5.0)	(39.3)	50.2
Total investment operations	37.9	14.3	15.2	110.6
All other	—	—	0.1	0.2
Total segment income (loss) before reconciling items	11.2	8.6	(100.6)	60.4
Reconciling items:
GAAP expense adjustments	5.6	7.2	20.2	17.3
Interest expense on corporate debt	(1.1)	(1.2)	(3.6)	(3.7)
Corporate expenses	(0.9)	(1.9)	(3.6)	(7.3)
Total reconciling items	3.6	4.1	13.0	6.3
Total consolidated income (loss) before federal income tax	$14.8	$12.7	$(87.6)	$66.7

Investable assets attributable to the Company’s investment operations segment totaled $2,782.2 million and $2,747.3 million at September 30, 2020, and December 31, 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

15.  Contingencies and Litigation
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
The Company is involved in lawsuits in the ordinary course of its business arising out of or otherwise related to its insurance policies. Additionally, from time to time the Company may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. Recently, these proceedings have included claims and lawsuits seeking coverage under commercial property policies for pure economic losses related to COVID-19, which our policies were not intended to cover. These lawsuits, which seek to extend coverage beyond the terms and conditions of those policies, are in various stages of development, in various jurisdictions, and the Company intends to vigorously contest these matters. Based on currently available information, the Company does not believe that any such lawsuits will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. However, the Company cannot provide assurance that it will not be negatively impacted by adverse legislation or adverse judicial rulings in some of these matters. Future court decisions and interpretations, as well as future changes, if any, in legislation could create uncertainties and additional liabilities may arise which could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2020 and December 31, 2019, and for the consolidated statements of income for the three and nine month periods ended September 30, 2020 and 2019. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2019 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
We have three reportable segments: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” in Item 1 of the 2019 Form 10-K for more information about our insurance segments. The results from our previously exited specialty insurance business are disclosed as "specialty run-off." Financial information about our reportable segments for 2020 is set forth in Note 14 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2020 and 2019:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
GAAP Basis:
Total revenues	$391.6	$334.5	$1,041.2	$1,042.2
Income (loss) before federal income taxes	$14.8	$12.7	$(87.6)	$66.7
Net income (loss)	$11.6	$11.5	$(68.7)	$54.7
Basic earnings (loss) per share	$0.26	$0.26	$(1.57)	$1.26
Diluted earnings (loss) per share	$0.26	$0.25	$(1.57)	$1.25
Stockholders’ equity			$944.1	$943.7
Return on average equity (LTM)			(3.8)%	3.4%
Book value per share			$21.57	$21.68
Debt to capital ratio			11.4%	11.4%
Cat loss and ALAE ratio	16.6%	3.3%	18.6%	8.1%
Non-cat loss and LAE ratio	54.6%	61.9%	55.8%	60.5%
Loss and LAE ratio	71.2%	65.2%	74.4%	68.6%
Expense ratio	34.8%	34.3%	34.9%	35.0%
Combined ratio	106.0%	99.5%	109.3%	103.6%
Premium written growth	9.3%	11.0%	11.3%	9.0%
Investment yield	2.8%	2.9%	2.9%	3.0%

SAP Basis:
Cat loss and ALAE ratio	16.6%	3.3%	18.6%	8.1%
Non-cat loss and ALAE ratio	49.5%	56.1%	49.9%	54.3%
ULAE ratio	5.2%	6.0%	6.0%	6.3%
Loss and LAE ratio	71.3%	65.4%	74.5%	68.7%
Expense ratio	33.8%	33.6%	34.1%	34.3%
Combined ratio	105.1%	99.0%	108.6%	103.0%

	Twelve months ended September 30
	2020	2019
Net premiums written to surplus	1.7	1.5
Third Quarter and Year to Date 2020 Overview:
COVID-19
Beginning in March 2020, the global COVID-19 pandemic has impacted our results of operations. For the 2020 third quarter and year to date, our results were impacted as follows:
•For the three and nine months ended September 30, 2020, net investment gain was $20.0 million and net investment loss was $39.3 million, respectively, which included $42.3 million and $50.9 million, respectively, of realized losses on equity securities. During the third quarter, we completed the exit of our investments in the Master Limited Partnership Exchange Traded Funds ("MLP ETF's") equity security asset class and realized losses of $45.9 million and $56.5 million, respectively, for the three and nine months ended September 30, 2020. The decline in the fair value of the investments in the MLP ETFs during 2020 was due to the market volatility caused

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

by the COVID-19 pandemic. Net investment gain (loss) for the 2020 third quarter and year to date included $62.5 million and $8.2 million, respectively, of unrealized gains from equity securities and other invested assets. The fair values of our equity securities and other invested assets still held in our investment portfolio have mostly recovered from the disruption in global financial markets caused by the COVID-19 pandemic.
•The impact on the non-cat loss and ALAE current accident year included:
◦A decline in claim frequency in personal auto and commercial auto due to a reduction in miles driven as a result of people working remotely and staying at home more because of COVID-19 concerns,
◦A decline in claim frequency in small commercial package, middle market commercial and workers' compensation due to reduced business and employment activity,
◦Increased workers' compensation claims for businesses in the medical field such as nursing homes and hospitals, due to employees being exposed to COVID-19 in the course of their employment, and
◦Increased legal defense costs in small commercial package and middle market commercial due to litigation involving business interruption insurance claims.
Other Factors
•The SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 were 16.6% and 18.6%, respectively, or $58.7 million and $191.0 million, respectively. The 2020 third quarter and year to date were impacted by the Midwest derecho in August, with approximately 75% of the losses occurring in Iowa, as well as widespread wind and hail events. Approximately 50% of the catastrophe losses for the quarter were in our homeowners line of business. The 2020 third quarter and year to date were also impacted by adverse development of prior accident year losses of $12.4 million in E&S property related to hurricane Irma. The 2020 year to date was also impacted by (i) a first quarter wind and hail storm, including tornadoes, in Tennessee that primarily impacted the middle market line of business, and (ii) widespread second quarter wind and hail events in the South and Midwest that primarily impacted the homeowners line of business.
•The SAP non-cat loss and ALAE ratios for the three and nine months ended September 30, 2020 were 49.5% and 49.9%, or $175.0 million and $510.6 million, respectively.
◦The 2020 third quarter and year to date current accident year non-cat loss and ALAE ratios were impacted by (i) the COVID-19 pandemic discussed above, and (ii) non-cat weather losses, primarily wind and hail. The 2020 year to date current accident year non-cat loss and ALAE ratio was also impacted by an elevated level of large losses, including fires.
◦The 2020 third quarter and year to date non-catastrophe losses and ALAE included 5.5 points and 3.1 points, respectively, of favorable development relating to prior years, or $19.3 million and $31.8 million, respectively. For the 2020 third quarter and year to date, the commercial insurance segment contributed $26.5 million and $57.2 million, respectively, of favorable development, which was partially offset by $8.1 million and $20.2 million, respectively, of adverse development from the personal insurance segment. The 2020 year to date was also impacted by $5.2 million of adverse development from specialty run-off primarily due to an adverse court decision relating to an E&S casualty claim from 2016.
Third Quarter and Year to Date 2019 Overview:
•For the three and nine months ended September 30, 2019, net investment losses were $5.0 million and net investment gains were $50.2 million, respectively, which included $4.4 million of unrealized losses and $51.2 million of unrealized gains, respectively, from equity securities and other invested assets.
•The catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2019 were 3.3% and 8.1%, respectively, or $10.6 million and $75.7 million, respectively. The 2019 third quarter and year to date were impacted by severe storms in the South and Midwest. Approximately 50 percent of the year to date catastrophe losses occurred in Texas.
•The SAP non-cat loss and ALAE ratios for the three and nine months ended September 30, 2019 were 56.1% and 54.3%, respectively or $179.0 million and $504.4 million, respectively.
◦The 2019 third quarter and year to date current accident year non-cat loss and ALAE ratios were impacted by non-cat weather losses, primarily wind and hail.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

◦The 2019 third quarter and year to date non-catastrophe losses and ALAE included 5.1 points and 5.8 points, respectively, of favorable development relating to prior years, or $16.1 million and $54.1 million, respectively. For three and nine months ended September 30, 2019, the personal and commercial insurance segments contributed 4.8 points and 5.6 points, respectively, or $15.2 million and $51.7 million, respectively, of favorable development.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments
We measure our top-line growth for our insurance segments based on net written premiums, which provides us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the “policy term.” As such, our net written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired term of the policies.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three and nine months ended September 30, 2020 and 2019:

($ in millions)
Three months ended September 30, 2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$379.0	$0.1	$379.1
Net earned premiums	353.2	—	353.2
Losses and LAE incurred:
Cat loss and ALAE	46.4	12.3	58.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(18.4)	(0.9)	(19.3)
Current accident year non-cat loss and ALAE	194.1	0.2	194.3
Total non-cat loss and ALAE	175.7	(0.7)	175.0
Total Loss and ALAE	222.1	11.6	233.7
ULAE	19.6	(1.3)	18.3
Total Loss and LAE	241.7	10.3	252.0
Underwriting expenses	127.8	0.1	127.9
Net underwriting loss	$(16.3)	$(10.4)	$(26.7)

Cat loss and ALAE ratio	13.1%	N/M(1)	16.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.2)%	N/M	(5.5)%
Current accident year non-cat loss and ALAE ratio	55.1%	N/M	55.0%
Total non-cat loss and ALAE ratio	49.9%	N/M	49.5%
Total Loss and ALAE ratio	63.0%	N/M	66.1%
ULAE ratio	5.5%	N/M	5.2%
Total Loss and LAE ratio	68.5%	N/M	71.3%
Expense ratio	33.7%	N/M	33.8%
Combined ratio	102.2%	N/M	105.1%

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

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)
Nine months ended September 30, 2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$1,107.3	$(0.1)	$1,107.2
Net earned premiums	1,024.4	—	1,024.4
Losses and LAE incurred:
Cat loss and ALAE	178.6	12.4	191.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(37.0)	5.2	(31.8)
Current accident year non-cat loss and ALAE	542.1	0.3	542.4
Total non-cat loss and ALAE	505.1	5.5	510.6
Total Loss and ALAE	683.7	17.9	701.6
ULAE	62.9	(1.3)	61.6
Total Loss and LAE	746.6	16.6	763.2
Underwriting expenses	376.6	0.5	377.1
Net underwriting loss	$(98.8)	$(17.1)	$(115.9)

Cat loss and ALAE ratio	17.4%	N/M(1)	18.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(3.6)%	N/M	(3.1)%
Current accident year non-cat loss and ALAE ratio	53.0%	N/M	53.0%
Total non-cat loss and ALAE ratio	49.4%	N/M	49.9%
Total Loss and ALAE ratio	66.8%	N/M	68.5%
ULAE ratio	6.1%	N/M	6.0%
Total Loss and LAE ratio	72.9%	N/M	74.5%
Expense ratio	34.0%	N/M	34.1%
Combined ratio	106.9%	N/M	108.6%

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

(1) N/M = Not Meaningful

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three and nine months ended September 30, 2020 and 2019:
Table 1

($ in millions)
Three months ended September 30, 2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$101.4	$111.4	$17.4	$230.2
Net earned premiums	103.0	92.5	13.3	208.8
Losses and LAE incurred:
Cat loss and ALAE	1.9	28.1	2.9	32.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	8.0	0.7	(0.6)	8.1
Current accident year non-cat loss and ALAE	58.2	50.7	4.8	113.7
Total non-cat loss and ALAE	66.2	51.4	4.2	121.8
Total Loss and ALAE	68.1	79.5	7.1	154.7
ULAE	7.4	6.8	0.2	14.4
Total Loss and LAE	75.5	86.3	7.3	169.1
Underwriting expenses	32.0	33.2	5.2	70.4
Net underwriting (loss) gain	$(4.5)	$(27.0)	$0.8	$(30.7)

Cat loss and ALAE ratio	1.9%	30.4%	21.5%	15.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	7.8%	0.7%	(4.1)%	3.9%
Current accident year non-cat loss and ALAE ratio	56.4%	54.9%	36.2%	54.4%
Total non-cat loss and ALAE ratio	64.2%	55.6%	32.1%	58.3%
Total Loss and ALAE ratio	66.1%	86.0%	53.6%	74.1%
ULAE ratio	7.2%	7.3%	1.6%	6.9%
Total Loss and LAE ratio	73.3%	93.3%	55.2%	81.0%
Expense ratio	31.4%	29.8%	29.4%	30.5%
Combined ratio	104.7%	123.1%	84.6%	111.5%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Nine months ended September 30, 2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$310.3	$299.1	$45.7	$655.1
Net earned premiums	311.0	262.9	35.8	609.7
Losses and LAE incurred:
Cat loss and ALAE	6.5	93.4	12.0	111.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	19.1	2.8	(1.7)	20.2
Current accident year non-cat loss and ALAE	165.7	125.0	13.0	303.7
Total non-cat loss and ALAE	184.8	127.8	11.3	323.9
Total Loss and ALAE	191.3	221.2	23.3	435.8
ULAE	23.0	18.6	1.2	42.8
Total Loss and LAE	214.3	239.8	24.5	478.6
Underwriting expenses	98.5	89.7	13.7	201.9
Net underwriting loss	$(1.8)	$(66.6)	$(2.4)	$(70.8)

Cat loss and ALAE ratio	2.1%	35.5%	33.4%	18.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	6.2%	1.0%	(4.5)%	3.3%
Current accident year non-cat loss and ALAE ratio	53.2%	47.6%	36.2%	49.8%
Total non-cat loss and ALAE ratio	59.4%	48.6%	31.7%	53.1%
Total Loss and ALAE ratio	61.5%	84.1%	65.1%	71.5%
ULAE ratio	7.4%	7.1%	3.4%	7.0%
Total Loss and LAE ratio	68.9%	91.2%	68.5%	78.5%
Expense ratio	31.7%	30.0%	30.0%	30.8%
Combined ratio	100.6%	121.2%	98.5%	109.3%

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

The personal insurance segment's net written premiums for the three and nine months ended September 30, 2020 increased 9.7% and 10.1%, respectively, when compared to the same 2019 periods (Tables 1 - 4), primarily driven by new business growth and increased rates in homeowners and other personal. The new business growth resulted in higher levels of policies in force for homeowners for the three and nine months ended September 30, 2020 compared to the same 2019 periods. Partially offsetting the 2020 third quarter and year to date net written premium growth was a decrease in personal auto net written premiums, which was driven by a decline in new business primarily attributable to cumulative rate and underwriting actions taken during the fourth quarter of 2019 and throughout 2020 to address personal auto profitability.
In response to the COVID-19 pandemic and its impact on our personal auto policyholders, in April 2020 we announced our "In This Together" plan that provides a 5% discount at renewal on a personal auto policyholder's entire policy term premium, which will be applied at an upcoming renewal for active personal auto policies in force as of the renewal date. The plan was approved by 26 of our 28 personal lines states with renewal effective dates beginning mid-July.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 increased 11.6 points and 8.2 points, respectively, when compared to the same 2019 periods (Tables 1 - 4), driven by an increase in the severity of wind and hail events, which primarily impacted the homeowners line of business. The 2020 third quarter and year to date cat loss and ALAE ratios were impacted by (i) the Midwest derecho in August that contributed 4.7 points and 1.6 points, respectively, to the loss ratios, and (ii) other wind and hail events in the South and Midwest, with Texas contributing approximately 40% of the reported year to date catastrophe losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2020 improved 2.3 points and 3.4 points, respectively, when compared to the same 2019 periods (Tables 1 - 4).
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 2.0 points and 1.7 points, respectively, when compared to the same 2019 periods. The 2020 third quarter and year to date non-catastrophe loss and ALAE ratios were impacted by (i) a lower level of current accident year losses attributable to fewer miles driven as a result of people working remotely and staying at home more because of COVID-19 concerns during the first nine months of 2020, and (ii) adverse development from prior accident years compared to favorable development in the same 2019 periods. The 2020 third quarter and year to date prior accident year adverse development was primarily driven by higher than expected severity for bodily injury claims from multiple accident years. The 2019 third quarter and year to date prior accident year favorable development was primarily driven by uninsured motorist and personal injury protection coverages.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 increased 1.0 point and improved 2.7 points, respectively, when compared to the same 2019 periods. The 2020 year to date improvement was primarily driven by lower claim frequency in the current accident year. Partially offsetting the year to date improvement was adverse development of prior accident year losses, primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims that emerged during the first quarter of 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three and nine months ended September 30, 2020 and 2019:
Table 5

($ in millions)
Three months ended September 30, 2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$40.0	$31.4	$40.0	$17.4	$15.0	$5.0	$148.8
Net earned premiums	35.6	31.4	40.3	17.5	14.5	5.1	144.4
Losses and LAE incurred:
Cat loss and ALAE	0.1	5.5	4.7	—	3.2	—	13.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.2)	(7.5)	(6.3)	(7.3)	(0.6)	(3.6)	(26.5)
Current accident year non-cat loss and ALAE	20.8	17.0	20.1	14.4	5.1	3.0	80.4
Total non-cat loss and ALAE	19.6	9.5	13.8	7.1	4.5	(0.6)	53.9
Total Loss and ALAE	19.7	15.0	18.5	7.1	7.7	(0.6)	67.4
ULAE	1.7	0.5	1.3	1.1	0.5	0.1	5.2
Total Loss and LAE	21.4	15.5	19.8	8.2	8.2	(0.5)	72.6
Underwriting expenses	13.7	10.9	16.4	7.8	6.7	1.9	57.4
Net underwriting gain (loss)	$0.5	$5.0	$4.1	$1.5	$(0.4)	$3.7	$14.4

Cat loss and ALAE ratio	0.4%	17.3%	11.6%	—%	22.1%	—%	9.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(3.4)%	(23.8)%	(15.5)%	(41.6)%	(4.2)%	(72.6)%	(18.3)%
Current accident year non-cat loss and ALAE ratio	58.3%	54.3%	49.7%	82.2%	35.0%	60.4%	55.7%
Total non-cat loss and ALAE ratio	54.9%	30.5%	34.2%	40.6%	30.8%	(12.2)%	37.4%
Total Loss and ALAE ratio	55.3%	47.8%	45.8%	40.6%	52.9%	(12.2)%	46.7%
ULAE ratio	4.8%	1.5%	3.3%	6.4%	3.4%	1.9%	3.6%
Total Loss and LAE ratio	60.1%	49.3%	49.1%	47.0%	56.3%	(10.3)%	50.3%
Expense ratio	34.2%	34.7%	41.0%	45.1%	45.1%	38.6%	38.6%
Combined ratio	94.3%	84.0%	90.1%	92.1%	101.4%	28.3%	88.9%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Nine months ended September 30, 2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$117.8	$95.8	$126.8	$49.2	$47.3	$15.3	$452.2
Net earned premiums	96.2	92.8	116.0	54.4	40.8	14.5	414.7
Losses and LAE incurred:
Cat loss and ALAE	1.1	21.0	35.7	—	8.7	0.2	66.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.5)	(16.5)	(14.3)	(16.1)	(1.7)	(7.1)	(57.2)
Current accident year non-cat loss and ALAE	52.4	53.3	69.6	40.6	15.2	7.3	238.4
Total non-cat loss and ALAE	50.9	36.8	55.3	24.5	13.5	0.2	181.2
Total Loss and ALAE	52.0	57.8	91.0	24.5	22.2	0.4	247.9
ULAE	4.9	4.2	4.5	4.5	1.6	0.4	20.1
Total Loss and LAE	56.9	62.0	95.5	29.0	23.8	0.8	268.0
Underwriting expenses	40.1	34.0	50.8	22.7	21.1	6.0	174.7
Net underwriting (loss) gain	$(0.8)	$(3.2)	$(30.3)	$2.7	$(4.1)	$7.7	$(28.0)

Cat loss and ALAE ratio	1.2%	22.6%	30.7%	—%	21.3%	1.2%	16.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.5)%	(17.8)%	(12.3)%	(29.6)%	(4.1)%	(49.3)%	(13.8)%
Current accident year non-cat loss and ALAE ratio	54.3%	57.5%	60.1%	74.6%	37.3%	50.7%	57.4%
Total non-cat loss and ALAE ratio	52.8%	39.7%	47.8%	45.0%	33.2%	1.4%	43.6%
Total Loss and ALAE ratio	54.0%	62.3%	78.5%	45.0%	54.5%	2.6%	59.7%
ULAE ratio	5.1%	4.5%	3.9%	8.4%	3.9%	2.6%	4.9%
Total Loss and LAE ratio	59.1%	66.8%	82.4%	53.4%	58.4%	5.2%	64.6%
Expense ratio	34.1%	35.5%	40.0%	46.2%	44.6%	39.3%	38.6%
Combined ratio	93.2%	102.3%	122.4%	99.6%	103.0%	44.5%	103.2%

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

The commercial insurance segment's net written premiums for the three and nine months ended September 30, 2020, increased 8.3% and 13.4%, respectively, when compared to the same 2019 periods (Tables 5 - 8), primarily driven by (i) new business growth and rate increases in commercial auto, (ii) new business growth in farm & ranch, and (iii) rate increases in middle market commercial. The new business growth in farm & ranch was driven by the continued state rollout of the State Auto Connect platform during the third quarter, which is now live in 27 states. Eight of the 27 states are states that we previously were not writing policies for farm & ranch products. The rollout of the State Auto Connect platform in farm & ranch's remaining states will continue throughout 2020. Additionally, the State Auto Connect platform was launched for middle market commercial in March 2020 and is currently live in 16 states, with subsequent state rollouts scheduled for the remainder of 2020 and the first half of 2021. The net written premium growth was partially offset by a decrease in net written premiums in workers’ compensation due to (i) a decline in new business as a result of COVID-19, and (ii) continued intense competition in this market.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 increased 7.6 points and 12.1 points, respectively, when compared to the same 2019 periods (Tables 5 - 8), with most of the third quarter and year to date catastrophe losses impacting small commercial package, middle market commercial, and farm & ranch. The 2020 third quarter and year to date cat loss and ALAE ratios were impacted by (i) an increase in the severity of weather events when compared to the same 2019 periods and (ii) the Midwest derecho in August which contributed 4.4 points and 1.5 points, respectively, to the cat loss and ALAE ratios. 2020 year to date was also impacted by (i) a severe wind and hail storm, including tornadoes, in Tennessee, which contributed 5.1 points to the year to date cat loss and ALAE ratio, of which 3.7 points were from three large losses in Nashville, and (ii) property losses resulting from the civil unrest which added 1.5 points to the cat loss and LAE ratios.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 12.2 points and 7.2 points, respectively, when compared to the same 2019 periods (Tables 5 - 8).
The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 4.3 points and 4.6 points, respectively, when compared to the same 2019 periods, driven by improvement in the current accident year. The 2020 third quarter and year to date current accident year was impacted by lower claims frequency, attributable to fewer miles driven due to people working remotely and staying at home more because of COVID-19 concerns. Partially offsetting the 2020 third quarter and year to date improvement was less favorable development of prior accident year losses when compared to the same 2019 periods. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2017 accident year.
The small commercial package SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 15.9 points and 4.7 points, respectively, when compared to the same 2019 periods, primarily due to greater favorable development of prior accident year losses, driven by lower than expected bodily injury severity from multiple accident years when compared to the same 2019 periods. The 2020 third quarter and year to date current accident year ratios were impacted by (i) a decline in claim frequency as a result of reduced business activity caused by COVID-19, and (ii) increased severity of property losses, primarily related to fire. The 2020 year to date current accident year was also impacted by increased legal defense costs from claims related to COVID-19, which added 2.1 points to the year to date non-cat loss ratio.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 18.5 points and 8.2 points, respectively, when compared to the same 2019 periods, primarily due to greater favorable development of prior accident year losses, driven by lower than expected bodily injury severity from multiple accident years when compared to the same 2019 periods. The 2020 third quarter and year to date current accident year ratios were impacted by a decline in claim frequency as a result of reduced business activity caused by the COVID-19 pandemic. The 2020 year to date current accident year was also impacted by increased legal defense costs from claims related to COVID-19, which added 0.7 points to the year to date non-cat loss ratio.
The workers' compensation SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 3.5 points and 3.1 points, respectively, when compared to the same 2019 periods, primarily due to greater favorable development of prior accident year losses across multiple accident years. The 2020 quarter and year to date current accident year ratios were impacted by increased claims for businesses in the medical field (e.g. nursing homes, hospitals) caused by the COVID-19 pandemic, which added 3.9 points and 6.3 points, respectively, which was partially offset by a decline in claim frequency due to reduced business and employment activity caused by the COVID-19 pandemic. The 2020 third quarter and year to date current accident year ratios were also impacted by a large loss that added 10.0 points and 3.2 points, respectively, to the non-cat loss ratios.
The farm & ranch SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2020 improved 13.5 points and 11.3 points, respectively, when compared to the same 2019 periods, primarily due to lower claim frequency in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30			Nine months ended September 30
	2020	2019	$ Change	2020	2019	$ Change
	(Favorable)/Adverse			(Favorable)/Adverse
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$8.0	$(1.2)	$9.2	$19.1	$(11.0)	$30.1
Homeowners	0.7	—	0.7	2.8	0.5	2.3
Other Personal	(0.6)	(0.9)	0.3	(1.7)	(1.9)	0.2
Total Personal Insurance Segment	8.1	(2.1)	10.2	20.2	(12.4)	32.6

Commercial Insurance Segment:
Commercial Auto	(1.2)	(1.1)	(0.1)	(1.5)	(3.6)	2.1
Small Commercial Package	(7.5)	(4.1)	(3.4)	(16.5)	(11.8)	(4.7)
Middle Market Commercial	(6.3)	(1.2)	(5.1)	(14.3)	(7.2)	(7.1)
Workers' Compensation	(7.3)	(4.4)	(2.9)	(16.1)	(13.4)	(2.7)
Farm & Ranch	(0.6)	(0.7)	0.1	(1.7)	(1.9)	0.2
Other Commercial	(3.6)	(1.6)	(2.0)	(7.1)	(1.4)	(5.7)
Total Commercial Insurance Segment	(26.5)	(13.1)	(13.4)	(57.2)	(39.3)	(17.9)

Specialty run-off	(0.9)	(0.9)	—	5.2	(2.4)	7.6
Cat Loss and ALAE	11.6	(1.0)	12.6	12.8	(0.2)	13.0
ULAE	(2.3)	(0.4)	(1.9)	1.4	(0.8)	2.2
Total	$(10.0)	$(17.5)	$7.5	$(17.6)	$(55.1)	$37.5

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at September 30, 2020 and December 31, 2019:

($ millions)	September 30, 2020	December 31, 2019	$ Change
Personal Insurance Segment:
Personal Auto	$162.4	$162.9	$(0.5)
Homeowners	103.7	69.2	34.5
Other Personal	16.5	15.1	1.4
Total Personal Insurance Segment	282.6	247.2	35.4
Commercial Insurance Segment:
Commercial Auto	87.4	76.7	10.7
Small Commercial Package	108.6	110.5	(1.9)
Middle Market Commercial	160.2	152.8	7.4
Workers’ Compensation	183.9	187.8	(3.9)
Farm & Ranch	16.3	13.3	3.0
Other Commercial	30.2	30.9	(0.7)
Total Commercial Insurance Segment	586.6	572.0	14.6
Specialty run-off:
E&S Property	29.7	27.8	1.9
E&S Casualty	117.9	145.9	(28.0)
Programs	39.3	60.0	(20.7)
Total Specialty run-off	186.9	233.7	(46.8)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,056.1	$1,052.9	$3.2

Losses and loss expenses payable increased $3.2 million since December 31, 2019 primarily due to a higher level of catastrophe losses in the commercial and personal insurance segments discussed above and growth in the commercial auto line, partially offset by the run-off of specialty business.
We conduct quarterly reviews of loss development and make judgments in determining the reserves for losses and loss expenses. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe development, late reported claims, and other reasonableness tests. Our quarterly review also included the potential impact of COVID-19 on our reserves for losses and loss expenses. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity, and cash flows as a result of the COVID-19 pandemic, see “Part II—Item 1A—Risk Factors” included in this Form 10-Q.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and nine months ended September 30, 2020 were $123.0 million and $357.4 million, respectively, compared to $109.7 million and $325.2 million, respectively, for the same 2019 periods. The 2020 third quarter and year to date increases were driven by (i) amortization of deferred acquisition costs due to growth, (ii) IT expenses, including electronic data processing equipment and software cost amortization and IT consulting, and (iii) variable agent compensation. The shift to State Auto Connect and our digital journey over the last five years continue to drive the increases in IT expenses. Partially offsetting the third quarter and year to date increases in acquisition and operating expenses were decreases in estimated variable associate compensation when compared to the same 2019 periods.
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
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2020 and December 31, 2019:

($ millions)	September 30, 2020	% of Total	December 31, 2019	% of Total
Cash and cash equivalents	$131.4	4.7%	$78.0	2.8%
Fixed maturities, at fair value:
Fixed maturities	2,049.3	73.7%	1,992.3	72.5%
Treasury inflation-protected securities	117.0	4.2%	135.6	5.0%
Total fixed maturities	2,166.3	77.9%	2,127.9	77.5%
Notes receivable from affiliate	70.0	2.5%	70.0	2.5%
Equity securities:
Large-cap securities	120.0	4.3%	104.4	3.8%
Mutual and exchange traded funds	219.5	7.9%	290.8	10.6%
Total equity securities	339.5	12.2%	395.2	14.4%
Other invested assets:
International funds	48.5	1.7%	56.4	2.1%
Other invested assets	14.0	0.5%	13.3	0.5%
Total other invested assets	62.5	2.2%	69.7	2.6%
Other invested assets, at cost	12.5	0.5%	6.5	0.2%
Total portfolio	$2,782.2	100.0%	$2,747.3	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$119.8	$120.9
Due after 1 year through 5 years	519.9	548.0
Due after 5 years through 10 years	168.0	178.9
Due after 10 years	682.4	737.5
U.S. government agencies mortgage-backed securities	557.0	581.0
Total	$2,047.1	$2,166.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.80 and 4.17 as of September 30, 2020, and December 31, 2019, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2020 and 2019:

($ millions)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Gross investment income:
Fixed maturities	$15.0	$15.3	$44.6	$47.7
Equity securities	2.1	3.0	7.8	8.9
Other	0.9	1.1	2.7	4.2
Total gross investment income	18.0	19.4	55.1	60.8
Less: Investment expenses	0.1	0.1	0.6	0.4
Net investment income	$17.9	$19.3	$54.5	$60.4

Average invested assets (at cost)	$2,512.9	$2,638.0	$2,537.6	$2,648.4
Annualized investment yield	2.8%	2.9%	2.9%	3.0%
Annualized investment yield, after tax	2.3%	2.4%	2.4%	2.5%
Net investment income, after tax	$14.7	$16.0	$44.8	$49.8
Effective tax rate	17.7%	9.4%	17.9%	17.9%

The following table sets forth realized gains (losses) and the proceeds received from the sale of our investment portfolio for the three and nine months ended September 30, 2020 and 2019:

($ in millions)	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.3	$27.8	$1.2	$50.0	$6.8	$192.2	$2.8	$248.7
Equity securities	4.0	18.9	0.2	4.1	6.3	31.1	1.7	14.3
Total realized gains	5.3	46.7	1.4	54.1	13.1	223.3	4.5	263.0
Realized losses:
Fixed maturities	(1.5)	—	—	—	(3.6)	23.9	—	—
Equity securities	(46.3)	37.3	(2.0)	10.0	(57.2)	55.1	(4.2)	20.1
Other invested assets	—	0.3	—	0.4	—	0.9	—	1.0
Total realized losses	(47.8)	37.6	(2.0)	10.4	(60.8)	79.9	(4.2)	21.1
Net realized (losses) gains on investments	$(42.5)	$84.3	$(0.6)	$64.5	$(47.7)	$303.2	$0.3	$284.1

When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at September 30, 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2020, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at September 30, 2020:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$510.9	$48.1	$—	$559.0
Obligations of states and political subdivisions	527.5	26.7	(1.5)	552.7
Corporate securities	451.7	21.9	—	473.6
U.S. government agencies mortgage-backed securities	557.0	25.3	(1.3)	581.0
Total available-for-sale fixed maturities	$2,047.1	$122.0	$(2.8)	$2,166.3

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at September 30, 2020, and December 31, 2019, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2020:

($ millions)	September 30, 2020	December 31, 2019	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$119.2	$47.9	$71.3
Net deferred federal income tax	(25.0)	(10.0)	(15.0)
Unrealized gains, net of tax	$94.2	$37.9	$56.3

At September 30, 2020, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $106.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of these loans. In accordance with the terms of the FHLB loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2020, and December 31, 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
The following table sets forth the components of our federal income tax (benefit) expense for the three and nine months ended September 30, 2020 and 2019.

($ millions)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Income (loss) before federal income taxes	$14.8	$12.7	$(87.6)	$66.7
Federal income tax expense (benefit)
Current	—	—	(0.4)	(0.4)
Deferred	3.2	1.2	(18.5)	12.4
Total federal income tax expense (benefit)	3.2	1.2	(18.9)	12.0
Net income (loss)	$11.6	$11.5	$(68.7)	$54.7

The effective tax rate for the three and nine months ended September 30, 2020 was 21.4% and 21.5%, respectively, compared to 9.4% and 17.9%, respectively, for the same 2019 periods.
We have foreign tax credit carryforwards of $0.5 million which will expire in 2021 and 2022. We believe it is more likely than not that the benefit from these foreign tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.5 million on the deferred tax assets related to these foreign tax credit carryforwards.
For additional information, see Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, as discussed below, the STFC Pooled Companies do not have the day-to-day liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. In addition, State Auto P&C has a $100.0 million line of credit in place with the FHLB available for general corporate purposes such as funding liquidity needs. See “Borrowing Arrangements - FHLB Loans” described below.
Under the terms of the Pooling Arrangement, each period State Auto Mutual collects all premiums from policyholders and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. We believe this provides State Auto Mutual with sufficient liquidity to pay losses and expenses of our insurance operations on a timely basis.
We are exposed to third-party credit risk both directly through its cessions to reinsurers and indirectly through its participation in the Pooling Arrangement. In addition to exposure to credit risk on reinsurance recoverables, we are also exposed to credit risk on amounts due from insureds and agents. When settling the intercompany balances, State Auto Mutual provides the STFC Pooled Companies with full credit for the net premiums written and net losses paid during the quarter.
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at September 30, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums for the pool is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on our condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2020.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2020, and December 31, 2019, we had $131.4 million and $78.0 million, respectively, in cash and cash equivalents, and $2,568.3 million and $2,592.8 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.6 million and $9.3 million of securities on deposit with insurance regulators as required by law at September 30, 2020, and December 31, 2019; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
In May 2009, we entered into two separate credit agreements with State Auto Mutual pursuant to which we loaned State Auto Mutual a total of $70.0 million. In May 2019, we refinanced the two credit agreements with State Auto Mutual at a fixed annual interest rate of 4.05% (the prior fixed annual interest rate was 7.00%), with interest payable semi-annually and principal payable in May 2029.
Cash provided by operating activities was $21.8 million and cash used in operating activities was $43.9 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash from operations will vary from period to period if

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.
Cash provided by investing activities was $42.8 million compared to $31.1 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily driven by the sale of our MLP ETFs during the 2020 third quarter.
Cash used in financing activities was $11.2 million compared to $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily driven by a decrease in stock option exercises when compared to the same 2019 period.
Borrowing Arrangements
FHLB Loans
On September 2, 2020, State Auto P&C retired its five-year term loan with the FHLB in the amount of $21.5 million and maturing on September 2, 2021 and replaced it with a new ten-year term loan with the FHLB in the amount of $21.5 million (the “2020 FHLB Loan”). The 2020 FHLB Loan is at a fixed rate of interest of 1.37%, provides for interest-only payments during its term, with principal due in full at maturity, and may be prepaid without penalty after five years and each of the succeeding six months thereafter. The 2020 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2021. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C. As of September 30, 2020, no advances had been made under the OLC.
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, was for general corporate purposes and was intended to provide additional liquidity to State Auto P&C. The REPO based advances were repaid in full on September 22, 2020, and this loan arrangement was terminated.
State Auto P&C also has an outstanding term loan with the FHLB in the principal amount of $85.0 million (the "2018 FHLB Loan"). The 2018 FHLB Loan matures in May 2033 and provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 3.96%. Prepayment of the 2018 FHLB Loan would require a prepayment fee. The 2018 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2020, and 2019 were 4.44% and 6.33%, respectively.
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
Regulatory Considerations
At September 30, 2020, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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
In our commercial insurance segment, we write insurance covering business interruption. In general, business interruption insurance is intended to compensate an insured for income lost during instances of direct physical damage to covered property. Our business interruption insurance is not intended to provide coverage for business closures in connection with human infectious disease epidemics or pandemics. There are efforts at the state and federal levels to implement legislation that would expand the scope of business interruption insurance to include business closures related to COVID-19, although we are not aware of any such legislation being enacted at this time. In addition, putative class action litigation has been initiated against us and many other insurers regarding the denial of business interruption coverage claims for business closures related to COVID-19. We intend to vigorously challenge any claims that our business interruption insurance covers business closures related to COVID-19. If legislation would be enacted in states where we do business to expand the scope of business interruption insurance to include COVID-19 business closures, or judicial decisions of courts in such states found that business interruption coverage included COVID-19 business closures, such legislation or judicial decisions would have a material adverse effect on our results of operations, liquidity, financial condition, and cash flows, and, potentially, our solvency.
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
Our investment portfolio is invested mostly in fixed income securities the majority of which consists of securities issued by the U.S. Treasury, federal agencies, and state and local governments. Our portfolio also contains a number of securities issued by corporations. Concerns about COVID-19 have caused a sharp increase in volatility in financial markets, which has had a significant negative impact on our investment portfolio. A prolonged economic recession caused by COVID-19 could negatively impact the financial condition of corporate issuers in our portfolio, resulting in rating downgrades or an inability to make timely principal and or interest payments. It is possible we could suffer a partial or complete loss of principal from an issuer who fails to meet its obligations. Our portfolio could suffer large decreases in market value if the economic crisis deepens and the financial solvency of issuers are called into question. Likewise, our exposure to state and local governments carries risk of loss in an economic downturn. A reduction in tax collections for local governments can cause them to default on interest or principal payments resulting in permanent loss of principal from our portfolio. The value of our equity portfolio, which consists of mutual funds, exchange traded funds, and individual company holdings, is impacted by economic activity in the United States and around the world. Mutual funds and exchange traded funds can be expected to exhibit less volatility than an individual company security, but these funds are exposed to economic risk as well. Depending upon the length and depth of the pandemic, it is possible that companies in which we have invested could become bankrupt or cease doing business. As a result, our portfolio could suffer a permanent loss of capital. It is also possible that equity prices could remain depressed for an extended period of time. Portfolio dividend income can also decline as companies reduce or eliminate dividends as they look for ways to survive in a difficult economy.

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
As a result of COVID-19, we have approximately 90% of our associates working remotely. While we have implemented enhanced procedures and protocols to protect the security of our data and systems, having a remote workforce increases our risk to successful cybersecurity attacks. Furthermore, there has been an increase in phishing and other social engineering attacks focused on COVID-19. These attacks typically come in the form of malicious links or emails, but they could involve phone calls or text messages as well. These cyberattacks, if successful, could interrupt, damage or otherwise adversely affect the operation of our critical systems.
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
We may also see an impact on our auto and property coverages due to changes in both business practices and individual behaviors. For example, there has been an increase in delivery services due to concerns with in-person contact. We may see an increase in commercial property claims due to unoccupied businesses. Since the outset of the pandemic, there has been a decrease in frequency of personal auto claims attributed to a reduction in miles driven by insureds as a result of people working remotely and staying at home more because of COVID-19 concerns. The duration of this decrease and its impact to severity is unknown at this time.
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

State Auto Financial Corporation

Date: November 6, 2020	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)