Form 10-K
period 2020-12-31
State Auto Financial CORP
filed 2021-03-10
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020 or

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $319,312,789.
On March 5, 2021, the Registrant had 44,041,707 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 14, 2021 (the “2021 Proxy Statement”), which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2020

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of State Auto Financial Corporation (“State Auto Financial” or “STFC”) for the fiscal year ended December 31, 2020 (this “Form 10-K”), or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMPORTANT DEFINED TERMS USED IN THIS FORM 10-K

Glossary of Terms for State Auto Financial Corporation and Its Subsidiaries and Affiliates

State Auto Financial or STFC	Refers to our holding company, State Auto Financial Corporation.

We, us, our or the Company	Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), State Auto Insurance Company of Ohio (“SA Ohio”), and Stateco Financial Services, Inc. (“Stateco”).

State Auto Mutual	Refers to State Automobile Mutual Insurance Company, which owns approximately 59.1% of STFC’s outstanding common shares.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, and SA Ohio.

Mutual Pooled Companies	Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

Pooled Companies or our Pooled Companies	Refers to the STFC Pooled Companies and the Mutual Pooled Companies.

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Accounting standards codification or ASC	The Codification is the single source of authoritative nongovernmental GAAP developed by the Financial Accounting Standards Board (“FASB”).

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

American Institute of Certified Public Accountants or AICPA	The AICPA represents the certified public accounting profession nationally regarding rule-making and standard-setting, and serves as an advocate before legislative bodies, public interest groups and other professional organizations. The AICPA also monitors and enforces compliance with the profession’s technical and ethical standards.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Catastrophe loss	Loss and ALAE from catastrophes, where catastrophes are defined as a severe loss caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires. Our catastrophe losses are those designated by the Insurance Services Office (“ISO”) Property Claim Services (“PCS”). PCS defines a catastrophe as an event that causes $25.0 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Combined ratio	The sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Debt to capital ratio	The ratio of notes payable to the sum of total stockholders’ equity and notes payable.

Deferred acquisition costs or DAC	Expenses that vary with, and are primarily related to, the production of new and renewal insurance business, and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Duration	A measure of the sensitivity of a financial asset’s price to interest rate movements.

Earned premiums or premiums earned	The portion of written premiums that applies to the expired portion of the policy term. Earned premiums are recognized as revenue under both SAP and GAAP.

Excess and surplus lines insurance	Specialized property and liability coverages written by non-admitted insurers. These coverages include exposures that do not fit within normal underwriting patterns, involve a degree of risk that is not commensurate with standard rates and/or policy forms, or are not written by admitted insurers because of general market conditions.

Expense ratio or underwriting expense ratio	For SAP, it is the ratio of (i) the sum of statutory underwriting and miscellaneous expenses incurred offset by miscellaneous income (collectively, “underwriting expenses”) to (ii) written premiums. For GAAP, it is the ratio of acquisition and operating expenses incurred to earned premiums.

Financial Accounting Standards Board or FASB	In the United States, a non-governmental body the SEC has charged with establishing and maintaining generally accepted standards for professional accountants.
Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the FASB and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Managing general underwriter or MGU	An independent insurance professional firm that acts as an intermediary between the insurer and retail agents, much like a wholesaler. MGUs frequently have binding authority to issue insurance policies on behalf of an insurer that fit into the underwriting guidelines provided by that insurer. MGUs typically are compensated by an override commission on the insurance coverages sold by their sub-agents.

National Association of Insurance Commissioners or NAIC	An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practices and statutory accounting standards throughout the United States.

Net premiums written to surplus ratio or leverage ratio	A SAP calculation which measures statutory surplus available to absorb losses. This ratio is calculated by dividing the net statutory premiums written for a rolling twelve month period by the ending statutory surplus for the period. For example, a ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premiums.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less ceded reinsurance premiums.

Non-admitted insurer or surplus lines carrier	An insurer that is not required to be licensed in a state but is allowed to do business in that state subject to certain regulatory oversight by that state’s insurance regulatory authority. Non-admitted insurers are not subject to most of the rate and form regulations imposed on admitted insurers because they write specialized property and liability coverages, also known as excess and surplus lines insurance, which allows them the flexibility to change coverages offered and rates charged without time constraints and financial costs associated with the filing process. As such, these insurers offer an opportunity for coverage for specialized exposures that otherwise might not be insurable.

Retail agent or retail agency	An independent insurance professional who represents, and acts as an intermediary for, admitted insurers, generally recommending, marketing and selling insurance products and services to insurance consumers.

Return on average equity	The percent derived by dividing net income by average total stockholders’ equity.

Risk-based capital or RBC	A measure adopted by the NAIC and state regulatory authorities for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Standard insurance	Insurance which is typically written by admitted insurers. Our personal and commercial insurance segments are comprised of standard insurance.

Statutory accounting practices or SAP	The practices and procedures prescribed or permitted by state insurance regulatory authorities in the United States for recording transactions and preparing financial statements.

Statutory surplus	Under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the balance sheet prepared in accordance with SAP.

Unallocated loss adjustment expenses or ULAE	The costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

Underwriting gain or loss	Under SAP, earned premiums less loss and LAE and underwriting expenses.

Unearned premiums	The portion of written premiums that applies to the unexpired portion of the policy term. Unearned premiums are not recognized as revenues under both SAP and GAAP.

Wholesale broker	An independent insurance professional who offers specialized insurance products and serves as an intermediary between a retail agent and an insurer, while typically having no contact with the insured. A wholesale broker may represent both admitted and non-admitted insurers, and may offer both standard and excess and surplus lines insurance.

PART I
Item 1. Business
State Auto Financial, through its subsidiaries, is engaged in writing personal and commercial insurance. State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.
State Auto Mutual owns approximately 59.1% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Patrons Mutual and the Rockhill Insurers, each of which is a property and casualty insurance company. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.
The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.
The State Auto Group is rated A- (Excellent) by the A.M. Best Company (“A.M. Best”).
FINANCIAL INFORMATION ABOUT SEGMENTS
Our reportable insurance segments are personal insurance and commercial insurance (collectively the “insurance segments”). These insurance segments are business units managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer. Our investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 18 to our consolidated financial statements included in Item 8 of this Form 10-K.
The products within each reportable insurance segment are as follows:
•Personal Insurance Segment- personal auto, homeowners and other personal
•Commercial Insurance Segment - commercial auto, small commercial package, middle market commercial, workers’ compensation, farm and ranch and other commercial
PERSONAL AND COMMERCIAL INSURANCE
Products offered in our personal and commercial insurance segments are marketed exclusively through independent agents, but the segments are managed separately from each other due to the differences in the types of customers they serve, products they provide or services they offer.
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
Marketing
We market our personal and commercial insurance products through approximately 3,400 independent agencies, including traditional retail agents, network agents and platform agents. We view our agents as our primary customers, because they are in a position to either recommend our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: interactions (virtual and in person when able) between senior management and agents; travel and virtual meetings by regional office staff to meet with agents in their home states; training opportunities; and incentives related to profit and growth.

We actively help our agencies develop the professional sales skills of their staff. Our training programs include both product and sales training conducted in our corporate headquarters, and, in response to the COVID-19 pandemic, we transitioned to conducting our training virtually with the intention of offering both in person and virtual training opportunities moving forward. Further, some of our training programs include disciplined follow-up and coaching for an extended time. In addition, from time to time we provide targeted training sessions in our agents’ offices.
We provide our independent agents with defined travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, we recognize our very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional incentives.
INVESTMENT OPERATIONS
The primary objectives of our investment strategy are to maintain adequate liquidity and capital to meet our responsibilities to policyholders; grow surplus long term to support the growth of our company; provide a consistent level of income; and manage investment risk. Our investment portfolio is managed separately from that of State Auto Mutual and its subsidiaries and affiliates, and investment results are not shared through the Pooling Arrangement, as described below. Stateco performs investment management services for both us and State Auto Mutual and all subsidiaries and affiliates. Investment policies and guidelines are set for each company through the Investment Committee of each company's Board of Directors.
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
We employ a specialized claims model that is skills-based and focused on yielding a quality customer experience regardless of the type and severity of the claim. We staff field adjusters in locations where we have size, scale and density of claims whenever possible to control file quality and enhance customer service. In areas where there is not a sufficient volume of claims to warrant staff adjusters, we supplement our field staff with outside adjusters and appraisers who work under our direction. We utilize the most current technology available to supplement and enhance the customer experience and the claim outcome. This will often times be a “virtual” experience and the customer may even assist with the administration of their claim by submitting photos of damage to their home, business or auto.
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
GEOGRAPHIC DISTRIBUTION
The following table sets forth the geographic distribution of our direct written premiums and premiums assumed under a quota share agreement with Home State County Mutual Insurance Company for the year ended December 31, 2020:

State	% of Total
Texas (1)	11.3%
Michigan	9.2
Ohio	6.6
Kentucky	6.5
North Carolina	5.4
Illinois	5.0
South Carolina	4.9
Tennessee	4.4
West Virginia	4.0
Pennsylvania	3.5
Mississippi	3.5
Minnesota	3.4
All others (2)	32.3
Total	100.0%

(1)
Includes premiums assumed under a quota share agreement with Home State County Mutual Insurance Company, whereby we assume 100% of the business issued under this agreement. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding this quota share agreement.

(2)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2020.

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
Loss reserves at the individual claim level are established on either a case reserve basis or formula reserve basis depending on the type and circumstances of the loss. The case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for changes caused by inflation. Case reserves and formula reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. While a variety of factors are considered, there is no single method for determining the ultimate losses, and thus, our loss reserves. When unanticipated changes in the various factors do occur, those changes are incorporated in subsequent valuations of our loss reserves. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Loss and LAE.”
The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2020, 2019 and 2018:

($ millions)	Year Ended December 31
	2020	2019	2018
Beginning of Year:
Loss and loss expenses payable	$1,066.5	$1,146.8	$1,255.6
Less: Reinsurance recoverable on losses and loss expenses payable	13.6	5.5	3.1
Net losses and loss expenses payable(1)	1,052.9	1,141.3	1,252.5
Provision for losses and loss expenses occurring:
Current year	1,008.2	913.5	876.6
Prior years(2)	(35.6)	(68.7)	(80.2)
Total	972.6	844.8	796.4
Loss and loss expense payments for claims occurring during:
Current year	599.5	530.4	456.5
Prior years	399.9	402.8	451.1
Total	999.4	933.2	907.6
End of Year:
Net losses and loss expenses payable	1,026.1	1,052.9	1,141.3
Add: Reinsurance recoverable on losses and loss expenses payable	24.3	13.6	5.5
Losses and loss expenses payable(3)	$1,050.4	$1,066.5	$1,146.8

(1)	Includes net amounts assumed from affiliates of $500.8 million, $593.6 million, and $711.4 million at beginning of year 2020, 2019, and 2018, respectively.
(2)	This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”
(3)	Includes net amounts assumed from affiliates of $438.8 million, $500.8 million, and $593.6 million, at end of year 2020, 2019, and 2018, respectively.

COMPETITION
The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, with varying sizes and financial resources, in the personal and commercial insurance markets based on the following factors: price; product offerings and innovation; underwriting criteria; quality of service to insureds; relationships with our independent agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology. In addition, because most of our retail agents and wholesale brokers represent more than one insurer, we face competition within each agency and broker.

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
The Risk Management and Own Risk Solvency Assessment Model Act (“ORSA”), adopted by the NAIC in 2012, requires insurers to incorporate a comprehensive enterprise risk management framework within company operations. Overall, ORSA is an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. In 2020, the State Auto Group filed its ORSA Summary Report, supported by internal risk management materials, with the Ohio Department of Insurance, our lead state regulator.
We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.
There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.
Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $91.0 million is available in 2021 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $15.0 million, $10.0 million and $10.0 million in 2020, 2019 and 2018, respectively, from its insurance subsidiaries. Additional information regarding dividend restrictions can be found in this Item 7 and in Note 14 to our consolidated financial statements included in Item 8 of this Form 10-K.
Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any material adverse legislation or regulation in any state in which we conducted business during 2020 which would materially impact our business.
Many states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in the rating and risk selection process. There are a few states that have proposed making driving information the only variable to rate auto policies, leading to mandatory usage-based rating. Some states are also becoming active in questioning the use of catastrophe modeling in the pricing and underwriting areas. Regulation risk is realized when states do not approve or limit the amount of rate a company can charge which may result in writing underpriced business. See “Risk Factors - Regulations” in Item 1A of this Form 10-K.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2020, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.
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
As the result of COVID-19, many states have either mandated that insurers provide grace periods for the payment of premiums or requested insurers to provide such grace periods in the event an insured requests payment deferral. We have complied with these payment extension periods in those states where we do business. Some states have issued regulatory guidance encouraging premium relief or return of premium to insureds. We have voluntarily, under certain circumstances and subject to regulatory approval, provided a one-time 5% premium discount to our personal auto insureds at the next renewal of their existing policies. There have been efforts at the state and federal levels to implement legislation that would expand the scope of business interruption insurance to include business closures related to COVID-19, although we are not aware of any such legislation being enacted at this time.
HUMAN CAPITAL MANAGEMENT
We believe our success depends on the strength of our employees. The Senior Vice President, Associate and External Relations (“SVP Associate and External Relations”) is responsible for developing and executing our human capital strategy, in close partnership with the Chief Executive Officer (“CEO”), who sets top priorities and determines central challenges. Our human capital strategy includes the acquisition, development, and retention of talent to execute our strategies as well as the design of employee compensation and benefits programs. The SVP Associate and External Relations and the CEO regularly update our Board of Directors on the operation and status of these human capital initiatives. We had approximately 2,025 employees as of March 5, 2021.

Associate Culture
A critical element of our business transformation of the past five years has been the corresponding transformation of our culture. At the foundation of our culture is mutual respect and trust for one another. Our culture of honesty, integrity and accountability is critical to our long-term success. Reflecting that culture, we offer our employees a "Time Away" program that allows them to balance their work and personal life so that they can take the time they need when they need it with no set number of days off. We understand that our employees do their best work when they are well rested and healthy.
We advocate a coaching culture instead of performance reviews; we believe in continuously coaching one another to improve every day. Because we value the feedback provided by our employees and use the information for organizational growth, we conduct annual engagement surveys so our employees can voice their opinions and provide open feedback on job satisfaction and leadership effectiveness.
In addition to competitive wages, we offer a variety of core benefits, such as health insurance, retirement savings, days off to volunteer in the community, and long-term disability and life insurance, flexible work hours, and work-from-home options, as well as many special programs that appeal to associates while aligning with our corporate values. All full-time employees are eligible for our One Team Incentive Plan, an annual cash bonus based on our ability as a company to work together to create value for shareholders and policyholders.
We have streamlined our recruiting processes with the introduction of artificial intelligence, which has enabled us to find previously untapped talent, and has positively impacted the diversity of our candidate pools. We offer internships, part-time opportunities, and a work-study program, that attract college students from all over the country and provide real-world work experience. We offer training and learning opportunities via classroom events, web conferences and online classes and a robust tuition assistance program to continue to develop our employees’ expertise and skills.
Diversity, Equity & Inclusion
An organization that consistently accepts and encourages diversity of thought, opinion and people is more effective. As a business imperative, we believe a diverse organization will best understand the needs of the communities in which we live and work and our diverse markets, enabling us to achieve better outcomes. By encouraging people from all backgrounds to express their thoughts and ideas freely, we make better decisions. We become more inclusive by not wasting a single voice. We believe a robust dialog, especially when we disagree, makes us stronger and diverse voices drive innovation.
In 2020, we made a conscious decision to identify a Culture and Inclusion Leader to assist in maintaining a consistent focus on the importance of diversity and inclusion as a key fiber in the fabric of our organization. We held a series of employee conversations hosted by President and CEO Mike LaRocco to share experiences and discuss ideas to combat systemic racism both from individual and corporate perspectives. We supplemented these conversations with unconscious bias training for all employees, supported by facilitated debrief sessions to further the conversation. President and CEO Mike LaRocco signed the CEO Action for Diversity & Inclusion™ Pledge to show his commitment to taking actions that support a more inclusive workplace. The CEO Action Pledge aims to rally the business community to advance diversity and inclusion within the workplace. State Auto is committed to a work environment in which all individuals are treated with respect and dignity.
Community Service
Each year, we take purposeful steps to strengthen our commitment to the community. With an employee base that spans the country and a diverse employee population that values a wide variety of initiatives, we empower our team to support the missions that are near to their hearts through both financial giving and volunteer support. Our State Auto Foundation administers a trust fund dedicated to helping other charitable organizations that support the community to address poverty, food insecurity, housing, health and wellness, and education.
Health & Safety
Providing a safe and secure work environment for our employees is a top priority. Our Safety & Security Policy and Emergency Preparedness Plan enforce those ideals by outlining regulations against illegal and illicit activities to help ensure that we have plans in place for emergencies, respectively.
COVID-19
Our top priority during the COVID-19 pandemic has been protecting the health and safety of our employees. We have offered our employees full autonomy to choose how and where they work during the pandemic. We have worked to ensure compliance with government requirements in our locations while continuing to operate the business and providing the services our customers need. We have increased safety procedures in all our locations with special consideration for our employees who continue to work onsite.
The investments that were part of our digital transformation enabled us to move to remote work quickly and seamlessly at the outset of the COVID-19 pandemic. Our independent agents quickly embraced working with us in this more digital and virtual environment. We believe this shift will change the way we work as a company and with our independent agents moving forward. We expect a continued reduction in daily commutes and business travel, and more virtual engagement between employees and with our independent agents to best serve our customers.
In recognition of the additional pressures that our employees are experiencing during the pandemic, we introduced “State Auto For You,” a series of enhanced programs and benefits to help employees through the COVID-19 pandemic, and beyond. State Auto For You includes an expansion of the existing wellness reimbursement, plus newly eligible categories of child, elder and disabled care and educational assistance. This will help with the increased cost and reduced availability of care and support employees with children who may need tutoring or other help with schooling.
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

Information about our Executive Officers

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Michael E. LaRocco, Chairman, President and Chief Executive Officer	64	President and Chief Executive Officer of STFC and State Auto Mutual, 5/15 to present; Chairman of the Board of STFC, 1/16 to present; chief executive officer of Business Insurance Direct LLC, 10/11 to 4/15; chief executive officer of AssureStart Insurance Agency LLC, 1/13 to 7/14; chief executive officer of Fireman’s Fund Insurance Company, 3/08 to 7/11.	2015
Steven E. English, Senior Vice President, Chief Financial Officer	60	Senior Vice President of STFC and State Auto Mutual, 8/13 to present; Vice President of STFC and State Auto Mutual, 5/06 to 7/13; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006
Jason E. Berkey, Senior Vice President, Data and Analytics	46	Senior Vice President of Data and Analytics of STFC and State Auto Mutual, 1/20 to present; Vice President of Personal Lines of STFC and State Auto Mutual, 9/17 to 1/20; Vice President of STFC and State Auto Mutual, 10/15 to 9/17; vice president of American Insurance Group (“AIG”), 1/04 to 7/15.	2017
Melissa A. Centers, Senior Vice President, Secretary and General Counsel	49	Senior Vice President, Secretary and General Counsel of STFC, 11/15 to present; General Counsel and Secretary of State Auto Mutual, 11/15 to present; Assistant Secretary of STFC and State Auto Mutual, 11/12 to 11/15; Associate General Counsel of STFC and State Auto Mutual, 3/12 to 11/15; Assistant General Counsel of STFC and State Auto Mutual, 6/10 to 3/12.	2015
Kim B. Garland, Senior Vice President, Personal & Commercial Lines and State Auto Labs	55	Senior Vice President of Personal & Commercial Lines of STFC and State Auto Mutual, and State Auto Labs, 1/20 to present, Senior Vice President of Commercial Lines of STFC and State Auto Mutual, 9/17 to 1/20; Senior Vice President of Standard Lines of STFC and State Auto Mutual, 8/15 to 9/17; chief product officer of AIG consumer division, 1/13 to 12/14; chief underwriting officer of AIG’s global consumer insurance division, 12/12 to 1/13; president and chief executive officer of United Guaranty Corporation (“UGC”), an affiliate of AIG, 2/12 to 12/12; chief operating officer of UGC, 6/09 to 12/12.	2015
Elise D. Spriggs, Senior Vice President, Associate and External Relations	50	Senior Vice President, Associate and External Relations of STFC and State Auto Mutual, 10/17 to present; Senior Vice President, External and Government Affairs of STFC and State Auto Mutual, 3/16 to present; vice president and director of government relations, 7/11 to 6/15. Attorney, Carpenter, Lipps & Leland LLP, 06/15 to 03/16.	2016
Paul M. Stachura, Senior Vice President, Chief CARE Officer	63	Senior Vice President and Chief CARE Officer of STFC and State Auto Mutual, 9/15 to present; chief claims officer, of QBE Holdings, Inc., 5/13 to 9/15; chief claims and risk services officer of Fireman’s Fund Insurance Company, 5/05 to 4/13.	2015
Gregory A. Tacchetti, Senior Vice President, Chief Information and Strategy Officer	52	Senior Vice President and Chief Information and Strategy Officer of STFC and State Auto Mutual, 8/15 to present; chief executive officer of AssureStart Insurance Agency LLC, 7/14 to 12/14; chief operating officer of AssureStart Insurance Agency LLC, 10/11 to 6/14; senior vice president and chief administrative officer of Fireman’s Fund Insurance Company, 2008 to 10/11.	2015
Scott A. Jones, Vice President, Chief Investment Officer	56	Vice President and Chief Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12.	2012
Matthew S. Mrozek, Vice President, Chief Actuarial Officer	52	Vice President and Chief Actuarial Officer of STFC and State Auto Mutual, 3/09 to present.	2015
Matthew R. Pollak, Vice President, Chief Accounting Officer and Treasurer	55	Vice President, Chief Accounting Officer and Treasurer of STFC and State Auto Mutual, 4/13 to present; vice president, corporate finance and accounting of American Safety Insurance Holdings, Ltd. 2/10 to 4/13.	2013
(1)	Age as of March 10, 2021.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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
The risk factors might affect, alter, or change actions we take in developing or executing our strategies, including, but not limited to, capital management. We employ a number of risk management approaches to reduce our exposure to risk, all of which have inherent limitations. The failure of our risk management actions could have material adverse effects on our business, reputation, liquidity, capital resources, financial position or results of operations.
The following list of risk factors is not exhaustive and others may exist or develop. This information should be carefully considered together with the other information included in this Form 10-K and in other reports and materials we file with the SEC, as well as news releases and other information we publicly disseminate from time to time.
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
System implementations are complex processes requiring extensive planning and coordination among multiple stakeholder groups. During 2020, we initiated the rollout of our “State Auto Connect” digital quote and issue platform for our Farm and Ranch, Workers’ Compensation, and Middle Market Commercial lines of business. We should complete the rollout for these three lines in all states by the end of 2021. All of our new business sales should be on the Connect platform by the end of 2021. These digital technology platforms are intended to provide us with quicker speed to market, improve ease of doing business for our policyholders and agents, lower our costs for maintenance and product introductions, and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget. Such risks are also present in other key initiatives and projects planned for 2021 and beyond.
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
DISTRIBUTION SYSTEM
Our independent agents, who are part of the independent agency distribution channel, are our sole distribution method for our personal and commercial insurance products. Our exclusive use of such distribution may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through other means, such as the internet, rather than through agents.
We market our insurance products exclusively through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, while we recognize that the number of distribution locations has expanded and the size of many agencies has grown, the number of individual independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it may become more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing our agency representation, our sales and results of operations could be adversely affected.
The retail agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. When price competition is intense, our premium production may be negatively impacted by the fact our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and partnering with agents to market and sell our products. Our independent agents include network agents, which are traditional retail agents that have affiliated with a group, and corporate-owned agents, which are geographically diverse retail locations with common ownership. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure we have strong relationships with our independent agents, we may not be successful and our sales and results of operations could be adversely affected.
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
As of December 31, 2020, State Auto Mutual owned approximately 59.1% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.
GENERAL RISK FACTORS
RESERVES
If our estimated liability for losses and loss expenses is incorrect, our loss reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.
We establish loss reserves utilizing actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of the liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the loss reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal developments, legislative changes, new medical procedures, and social inflation. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag, or changes in the report lag, between the occurrence of an insured event and the time a claim is actually reported to us. We refine loss reserve estimates as part of a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to loss reserves in the results of operations for the periods in which the estimates are changed. In establishing loss reserves, we take into account estimated recoveries for reinsurance, salvage and subrogation.
One of the impacts of COVID-19 has been the creation of reserve estimates for defense of business interruption related claims. Frequency and/or severity have also be impacted with respect to various coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures. In addition, the short-term and long-term impacts of COVID-19 on our various product lines could be different and cause additional uncertainty in the process of estimating loss reserves.
Because estimating loss reserves is an inherently uncertain process, currently established loss reserves may not be adequate. If we conclude our loss reserves are inadequate, we are obligated to increase them. An increase in loss reserves results in an increase in losses, reducing our net income for the period in which the deficiency is identified. Accordingly, an increase in loss reserves could have a material adverse effect on our results of operations, liquidity and financial condition.
CATASTROPHE LOSSES AND GEOGRAPHIC CONCENTRATIONS
The occurrence of catastrophic events could cause volatility in our results of operations and could materially reduce our level of profitability and adversely affect our liquidity and financial position.

Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our level of profitability or harm our financial condition, which in turn could adversely affect our ability to write new business. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather, wildfires, pandemics and man-made events, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable. Additionally, catastrophe losses incurred by residual markets or pooling mechanisms (such as wind pools) in certain states could trigger assessments to us. Such assessments could be material and may not be recoupable, depending on the applicable state mechanism.
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
A severe catastrophic event, pandemic or terrorist attack outside the United States may not result in material insurance losses to us. However, our investment portfolio, reinsurers or the general economy could be negatively affected, resulting in a material adverse effect on our business, liquidity, capital resources, financial position or results of operations.
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
We rely on services and products provided by various vendors. In the event that one or more of our vendors becomes unable to continue to provide products or services as anticipated, we may suffer operational impairment and financial loss. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. See the “Privacy” risk factor below for further information.
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
As the result of COVID-19, we have shifted to a mostly remote work force. While we have implemented enhanced procedures and protocols to further protect the security of our data systems, having a remote workforce increases our risk to successful cybersecurity attacks. Furthermore, there has been an increase in phishing and other social engineering attacks focused on COVID-19. These attacks typically come in the form of malicious links or emails, but they could involve phone calls or text messages as well. These cyberattacks, if successful, could interrupt, damage or otherwise adversely affect the operation of our critical systems.
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
We have established a business continuity plan that is designed to continue our core business operations in the event that normal business operations cannot be performed due to a catastrophic event. Our rapid shift to a mostly remote work force following the onset of COVID-19 is an example of implementing our business continuity plan. However, because many businesses have also deployed a remote workforce as a result of COVID-19, internet usage has increased significantly. While we have been able to maintain, since the onset of COVID-19, normal business functions, such as our online support and 24-hour claims contact centers, process new and renewal business, receive and process payments, and process and pay claims, the increased usage and dependence on the internet may prevent us from continuing to perform such functions in an efficient and uninterrupted fashion. While we continue to test and assess our business continuity plan to meet the needs of our core business operations and address multiple business interruption events, there is no assurance that we will be able to perform our core business operations upon the occurrence of such an event, which may result in a material adverse effect on our reputation, financial position and results of operations.
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
The ongoing impact of COVID-19 on general economic activity is uncertain and could continue to negatively impact our business and results of operations. The degree of the impact will depend on the duration of the pandemic and the related impact on the economy. While the volatility of the economic climate makes it difficult for us to predict the overall impact of economic conditions on our business and results of operations, our business may be impacted in a variety of ways.
Economic conditions affect consumer behavior. For example, negative economic conditions may cause consumers and businesses to decrease their spending, which may impact the demand for insurance products. More specifically, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. High levels of unemployment have a tendency to cause the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost healthcare benefits. Similarly, uninsured and under insured motorist claims may rise. Vacated homes and business properties pose increased insurance industry risk.
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
From time to time, some of the states in which we operate consider legislation restricting or banning the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states have considered restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. There are a few states that have proposed making driving information the only variable to rate auto policies, leading to mandatory usage-based rating. The current pricing tools we utilize help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.
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
Regulatory matters, as well as claims and claim coverages, have been impacted by COVID-19.
As the result of COVID-19, many states have either mandated that insurers provide grace periods for the payment of premiums or requested insurers to provide such grace periods in the event an insured requests payment deferral. We have complied with these payment extension periods in those states where we do business.
Some states have issued regulatory guidance encouraging premium relief or return of premium to insureds. While we are voluntarily, under certain circumstances and subject to regulatory approval, providing a one-time 5% premium discount to our personal auto insureds at the next renewal of their existing policies, if states where we do business were to mandate premium relief or refunds beyond what we have implemented, such actions could have a material adverse effect on our results of operations and cash flows.
There have been efforts at the state and federal levels to implement legislation that would expand the scope of business interruption insurance to include business closures related to COVID-19, although we are not aware of any such legislation being enacted at this time. If legislation were enacted in states where we do business that would expand the scope of business interruption insurance beyond what is intended and include COVID-19 related business closures, or judicial decisions of courts in such states determine that business interruption coverage includes COVID-19 related business closures, such legislation or judicial decisions would have a material adverse effect on our results of operations, liquidity, financial condition, and cash flows, and potentially, our solvency.
We have incurred, and expect to continue to incur in future periods, claim and claim adjustment expenses in certain lines of business as a result of COVID-19, such as workers’ compensation, if the injury or illness arose both out of and in the course of employment.

We have recognized some impact, and there is the potential for additional impact on our auto and property coverages due to changes in both business practices and individual behaviors. We have recognized an increase, and may continue to recognize an increase in commercial property claims due to unoccupied businesses being at greater risk of vandalism. Since the onset of the pandemic, there has been a decrease in the frequency of personal auto claims, attributed to a reduction in miles driven by insureds as a result of people working remotely and staying at home more due to COVID-19 concerns. The duration of this decrease and its impact to claim severity is unknown at this time.
Further, the anticipated and unknown risks related to COVID-19 cause additional uncertainty in the process of estimating loss reserves. We have experienced, and may continue to experience, an increase in fraudulent claims. COVID-19 has had an impact on the timing of claims settlements. COVID-19 has also had an impact on the litigation process, as courts have been forced to close or operate on a limited basis, which has resulted in trials and other court proceedings being extended for significant time periods.
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
Lawsuits, including putative class actions, have been initiated against us and most other insurers regarding the denial of business interruption coverage claims for business closures related to COVID-19. Our commercial property policies that include business interruption coverage are not intended to apply for pure economic losses caused by shutdown orders due to a widespread epidemic or pandemic. We intend to vigorously challenge any claims that our business interruption coverage applies to economic losses caused by such business closures.
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
The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. We are required to participate in the Terrorism Acts as a result of our commercial insurance business. In addition, under the Terrorism Acts, terrorism coverage is mandatory for all primary workers’ compensation policies. Insureds with non-workers’ compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2020, over —% of our commercial lines non-workers’ compensation policyholders purchased terrorism coverage. Although the Terrorism Acts mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our investment portfolio is invested mostly in fixed income securities, the majority of which consist of securities issued by the U.S. Treasury, federal agencies, and state and local governments. Our portfolio also contains a number of securities issued by corporations. A prolonged economic recession caused by COVID-19 could negatively impact the financial condition of corporate issuers in our portfolio, resulting in rating downgrades or an inability to make timely principal and/or interest payments. It is possible we could suffer a partial or complete loss of principal from an issuer who fails to meet its obligations. Our portfolio could suffer large decreases in market value if the economic crisis deepens and the financial solvency of issuers is called into question. Likewise, our exposure to state and local governments carries risk of loss in an economic downturn. A reduction in tax collections for local governments can cause them to default on interest or principal payments resulting in a loss of capital from our portfolio.
The value of our equity portfolio, which consists of mutual funds, exchange traded funds, and individual company holdings, is impacted by economic activity in the United States and around the world. Mutual funds and exchange traded funds can be expected to exhibit less volatility than an individual company security, but these funds are exposed to economic risk as well. Depending on the length and depth of the pandemic, it is possible that companies in which we have invested could become bankrupt or cease doing business. As a result, our portfolio could suffer permanent loss of capital. It is also possible that equity prices could remain depressed for an extended period of time. Portfolio dividend income can also decline as companies reduce or eliminate dividends as they look for ways to survive in a difficult economy.
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
As a result of COVID-19, we have had up to approximately 90% of our associates working remotely. While this transition was implemented quickly and without significant disruption, there are new challenges with a work from home workforce. Communication levels between associates and management increased at a similar pace as the transition. We will need to continue to balance communication with engagement and productivity as we move into future phases of the pandemic, while planning for a new post COVID-19 work model.

Changes in U.S. immigration policies and laws could impact our ability to hire and retain foreign national employees working under visas, which could adversely affect our operations.
We have many foreign national employees who work for us under visas issued by the U.S. government. These foreign national employees are highly skilled with expertise in technology and other areas needed for the operation of our business. Changes to U.S. immigration policies and laws by the prior administration placed more restrictions on the issuance and extension of work visas. With the recent administration change, if those restrictions are lifted or relaxed, it may reduce our risk in hiring and retaining these highly skilled employees.
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
New digital carriers have entered the insurance marketplace over the past few years. These carriers typically market personal lines automobile or homeowners products direct to the consumer and do not utilize the independent agency system. As these carriers grow, their new customers will either be first time buyers of insurance products or customers leaving other carriers. Insuretech companies, a term used to describe companies that focus on the use of technology innovation to reduce costs and improve efficiencies, have also benefited from the evolving marketplace. Insurance companies, including State Auto, have been investing in these insuretech companies. Insuretech companies seek a business partner that will allow them to take advantage of new technology that can help a carrier either attract quality business or improve underwriting results, with an ultimate goal of improved financial performance. The growth of both the digital carriers and insuretech companies could impact the potential growth of other carriers.
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
Our financial statements are prepared in accordance with GAAP; FASB, AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position. See Note 1 to our consolidated financial statements included in Item 8 of this Form 10-K regarding adoption of recent accounting pronouncements.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We share our operating facilities with State Auto Mutual pursuant to the terms of the 2005 Management Agreement. Our corporate headquarters are located in Columbus, Ohio, in buildings owned by State Auto Mutual that contain approximately 280,000 square feet of office space. State Auto Mutual also leases other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.
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
Our common shares are traded on the Nasdaq Global Select Market under the symbol STFC. As of March 5, 2021, there were 983 shareholders of record of our common shares.
Market Price Ranges and Dividends Declared on Common Shares
Initial Public Offering—June 28, 1991 – $2.25. The following table sets forth information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by Nasdaq, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2020	High	Low	Dividend
First Quarter	$31.81	$19.51	$0.10
Second Quarter	27.94	16.71	0.10
Third Quarter	18.76	13.34	0.10
Fourth Quarter	18.74	12.07	0.10

2019	High	Low	Dividend
First Quarter	$34.99	$30.33	$0.10
Second Quarter	35.04	32.11	0.10
Third Quarter	36.45	28.46	0.10
Fourth Quarter	34.75	28.10	0.10
See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph
The line graph below compares the total return on $100.00 invested on December 31, 2015, in STFC’s shares, the CRSP Total Return Index for the Nasdaq Stock Market (“Nasdaq Index”), and the CRSP Total Return Index for Nasdaq insurance stocks (“Nasdaq Ins. Index”), with dividends reinvested.

	2015	2016	2017	2018	2019	2020
STFC	100.00	130.21	141.43	165.32	150.66	86.16
Nasdaq Index	100.00	107.50	137.86	132.51	179.19	257.38
Nasdaq Ins. Index	100.00	115.63	119.32	109.16	138.32	139.62

Item 6. Selected Consolidated Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capitalized terms used in this Item 7 and not otherwise defined have the meanings ascribed to such terms under the caption “Important Defined Terms Used in this Form 10-K” which immediately precedes Part I of this Form 10-K. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K and the narrative description of our business contained in Item 1 of this Form 10-K. For information regarding our financial results for the fiscal year ended December 31, 2018, please see the discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
OVERVIEW
State Auto Financial is a property and casualty insurance holding company. Our insurance subsidiaries are part of the State Auto Group and Pooling Arrangement described below. The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and brokers. The State Auto Group is rated A- (Excellent) by A.M. Best.
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
We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2020 is set forth in this Item 7 and in Note 18 to our consolidated financial statements included in Item 8 of this Form 10-K.
COVID-19
The impact of COVID-19 on our future results of operations and financial condition are highly uncertain at this time and outside of our control. The scope, duration and magnitude of the effects of the on-going COVID-19 pandemic continue to evolve rapidly and in ways that are difficult or impossible to anticipate. For discussions on how COVID-19 affected our operations, see the "Results of Operations" included in this Item 7. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity or cash flows as a result of the COVID-19 pandemic, see “Part I - Item 1A. Risk Factors” included in this Form 10-K.
EXECUTIVE SUMMARY
2020 was a year in which our results were negatively impacted by catastrophe losses with improved non-cat loss and LAE and expense ratios. Our 2020 personal and commercial insurance segments statutory combined ratio of 103.6% included 14.0 points of catastrophe losses, which was 6.4 points higher than our five-year average. Our net premium growth of 10.7% was above the industry average.
Insurance Operations
Our focus in 2020 was on personal auto profitability and, although our results fell far short of our expectations, we are pleased with the progress we made. We introduced a new private passenger auto pricing model in 2020, addressed additional underwriting issues with the product and fixed the stability of our digital-only platform, State Auto Connect. We believe that these efforts will return personal auto to profitable growth in 2021. Our homeowners business, now our largest line of business, saw improvements in both the non-catastrophe ratio and expense ratio while producing strong premium growth of 23.6%. Commercial lines achieved both profit and growth while completing the rollout of products on State Auto Connect, with the launch of farm and ranch, middle market commercial and workers’ compensation.
The impact of COVID-19 on our results included a decline in auto accidents due to fewer miles driven by insureds. We experienced an increase in workers’ compensation claims, primarily from nursing homes and other medical facilities. And we, along with the rest of the insurance industry, are facing legal challenges with respect to business interruption claims related to COVID-19.
Our Claims and Risk Engineering (CARE) organization works to deliver exceptional service not only to customers affected by catastrophes throughout the year, but to those who, every day, reach out to us for help. In 2020, the CARE team began to introduce customer service enhancements via our digital platform that will continue throughout 2021. Continuing to improve the customer experience is central to CARE’s strategy going forward.
Improvements in customer and agent experience are being delivered through State Auto Connect. Since its launch in 2016, we have rebuilt all nine of our product lines, concluding with the launch of workers’ compensation in the fourth quarter of 2020. In 2019, we focused on providing a more stable technology experience for agents and policyholders, which we delivered in 2020. In addition, our investments in improving the technology experience for our associates enabled us to quickly move to a remote work environment at the beginning of the COVID-19 pandemic.
Moving forward
Our success in navigating the challenges of 2020 was a result of the decisions made in recent years in transforming our company. We have built a technology platform that will grow efficiently as our company grows, and our products can adapt more quickly to the expectations of our customers and the marketplace. Our service organizations are striving to meet and exceed customer expectations and our sales teams are working to build even stronger relationships with independent agents, leading to continued exceptional sales growth.
While our 2020 profit goal was not met, we enter 2021 as a much stronger organization.
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
The following table sets forth the participants and their participation percentages in the Pooling Arrangement. There were no changes to the participants or to their participation percentages during 2020.

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

RESULTS OF OPERATIONS
Summary
The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2020 and 2019:

($ millions, except per share data)	2020	2019
GAAP Basis:
Total revenues	$1,482.4	$1,407.2
Income before federal income taxes	$14.4	$105.5
Net income	$13.1	$85.8
Stockholders’ equity	$1,010.0	$967.5
Book value per share	$23.00	$22.19
Return on average equity	1.3%	9.8%
Debt to capital ratio	10.8%	11.2%
Cat loss and ALAE ratio	14.9%	8.0%
Non-cat loss and LAE ratio	55.5%	59.6%
Loss and LAE ratio	70.4%	67.6%
Expense ratio	34.9%	35.4%
Combined ratio	105.3%	103.0%
Premiums written growth	10.7%	8.7%
Investment yield	2.8%	3.0%

SAP Basis:
Cat loss and ALAE ratio	14.9%	8.0%
Non-cat loss and ALAE ratio	49.9%	53.7%
ULAE ratio	5.7%	6.1%
Loss and LAE ratio	70.5%	67.8%
Expense ratio	34.4%	34.7%
Combined ratio	104.9%	102.5%
Net premiums written to surplus	1.6	1.4
2020 Overview:
COVID-19
Beginning in March 2020, the global COVID-19 pandemic has impacted our results of operations. For the year ended December 31, 2020, the impact on the non-cat loss and ALAE current accident year included:
•A decline in claim frequency in personal auto and commercial auto due to a reduction in miles driven as a result of people working remotely and staying at home more because of COVID-19 concerns,
•A decline in claim frequency in commercial auto, small commercial package, middle market commercial and workers' compensation due to reduced business and employment activity,
•Increased workers' compensation claims for businesses in the medical field, such as nursing homes and hospitals, due to employees being exposed to COVID-19 in the course of their employment, and
•Increased legal defense costs in small commercial package and middle market commercial due to litigation involving business interruption insurance claims.
Other Factors
•Net investment gain was $27.3 million which included $31.8 million of recognized net losses on equity securities sold during the year. During the third quarter, we completed the exit of our investments in the Master Limited Partnership Exchange Traded Funds ("MLP ETF's") equity security asset class and recognized net investment losses of $35.1 million. The decline in the fair value of the investments in the MLP ETFs during 2020 was in part due to the market volatility caused by the COVID-19 pandemic. Net investment gain for 2020 included $59.3 million of unrealized gains from equity securities and other invested assets still held at the end of 2020.
•Earned premiums were $1,380.9 million and reflected new business growth and rate increases in our personal and commercial segments. State Auto Connect, our fully digital quote and issue platform that incorporates advanced data analytics and updated pricing models, is now live for all of our products and is driving our new business growth.
•The SAP catastrophe loss and ALAE ratio was 14.9%, or $206.2 million. The year ended December 31, 2020 was impacted by (i) a first quarter wind and hail storm, including tornadoes, in Tennessee that primarily impacted the middle market line of business, (ii) widespread second quarter wind and hail events in the South and Midwest that primarily impacted the homeowners line of business, (iii) a Midwest derecho in August, with approximately 75% of the losses occurring in Iowa, as well as widespread wind and hail events in the third quarter, and (iv) adverse development of prior accident year losses of $12.4 million in E&S property related to hurricane Irma in the third quarter. Approximately 50% of the catastrophe losses for the year were in our homeowners line of business.
•The SAP non-cat loss and ALAE ratio was 49.9%, or $688.6 million.
◦The current accident year non-cat loss and ALAE ratio was impacted by (i) the COVID-19 pandemic discussed above, (ii) non-cat weather losses, primarily wind and hail, and (iii) an elevated level of large commercial losses, including fires.
◦Non-catastrophe losses and ALAE included 3.7 points of favorable development relating to prior years, or $51.5 million. The commercial insurance segment contributed $78.4 million of favorable development which was partially offset by $21.7 million of adverse development from the personal insurance segment and $5.2 million of adverse development from specialty run-off primarily due to an adverse court decision relating to an E&S casualty claim from 2016.
2019 Overview:
•Net investment gain was $74.2 million, which included $73.8 million of unrealized gains from equity securities and other invested assets. Net investment income was $80.4 million, which included $62.3 million of income from the fixed maturities portfolio.
•Earned premiums were $1,250.2 million and reflected new business growth in the personal insurance segment and the exit of the specialty business.
•The SAP catastrophe loss and ALAE ratio was 8.0%, or $100.5 million. 2019 was impacted by (i) severe wind and hail storms, approximately half of which occurred in Texas, and (ii) adverse development of prior accident year catastrophe losses in the specialty run-off business relating to Hurricanes Irma and Harvey.
•The SAP non-cat loss and ALAE ratio was 53.7%, or $669.7 million. Non-catastrophe losses and ALAE included 5.8 points of favorable development relating to prior years, or $72.4 million, primarily from the commercial insurance segment which contributed $58.8 million. The 2019 current accident year non-cat loss and ALAE was primarily impacted by non-cat weather losses and large losses, including fires.
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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see Note 1f of the "Notes to Consolidated Financial Statements" in Item 8.

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
Summary of Key Indicators of Insurance Segment Results
The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2020 and 2019:

($ in millions)
2020	Personal & Commercial	Specialty run-off	Total

Net written premiums	$1,456.5	$(0.2)	$1,456.3
Net earned premiums	1,380.8	0.1	1,380.9
Losses and LAE incurred:
Cat loss and ALAE	193.6	12.6	206.2
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(56.7)	5.2	(51.5)
Current accident year non-cat loss and ALAE	739.7	0.4	740.1
Total non-cat loss and ALAE	683.0	5.6	688.6
Total Loss and ALAE	876.6	18.2	894.8
ULAE	80.5	(1.4)	79.1
Total Loss and LAE	957.1	16.8	973.9
Underwriting expenses	499.9	0.9	500.8
Net underwriting loss	$(76.2)	$(17.6)	$(93.8)

Cat loss and ALAE ratio	14.0%	N/M(1)	14.9%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(4.1)%	N/M	(3.7)%
Current accident year non-cat loss and ALAE ratio	53.6%	N/M	53.6%
Total non-cat loss and ALAE ratio	49.5%	N/M	49.9%
Total Loss and ALAE ratio	63.5%	N/M	64.8%
ULAE ratio	5.8%	N/M	5.7%
Total Loss and LAE ratio	69.3%	N/M	70.5%
Expense ratio	34.3%	N/M	34.4%
Combined ratio	103.6%	N/M	104.9%
(1)N/M = Not Meaningful

($ in millions)
2019	Personal & Commercial	Specialty run-off	Total

Net written premiums	$1,315.4	$(0.1)	$1,315.3
Net earned premiums	1,244.5	5.7	1,250.2
Losses and LAE incurred:
Cat loss and ALAE	89.9	10.6	100.5
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(71.3)	(1.1)	(72.4)
Current accident year non-cat loss and ALAE	736.9	5.2	742.1
Total non-cat loss and ALAE	665.6	4.1	669.7
Total Loss and ALAE	755.5	14.7	770.2
ULAE	78.3	(2.0)	76.3
Total Loss and LAE	833.8	12.7	846.5
Underwriting expenses	453.1	2.7	455.8
Net underwriting loss	$(42.4)	$(9.7)	$(52.1)

Cat loss and ALAE ratio	7.2%	N/M(1)	8.0%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(5.7)%	N/M	(5.8)%
Current accident year non-cat loss and ALAE ratio	59.1%	N/M	59.5%
Total non-cat loss and ALAE ratio	53.4%	N/M	53.7%
Total Loss and ALAE ratio	60.6%	N/M	61.7%
ULAE ratio	6.3%	N/M	6.1%
Total Loss and LAE ratio	66.9%	N/M	67.8%
Expense ratio	34.5%	N/M	34.7%
Combined ratio	101.4%	N/M	102.5%
(1)N/M = Not Meaningful

Personal Insurance Segment
The following tables set forth certain key performance indicators by major product line of business for our personal insurance segment for the years ended December 31, 2020 and 2019:
Table 1

($ in millions)
2020	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$396.3	$402.8	$64.1	$863.2
Net earned premiums	407.3	360.8	50.9	819.0
Losses and LAE incurred:
Cat loss and ALAE	6.5	99.9	12.2	118.6
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	20.3	3.5	(2.1)	21.7
Current accident year non-cat loss and ALAE	238.0	163.9	19.2	421.1
Total non-cat loss and ALAE	258.3	167.4	17.1	442.8
Total Loss and ALAE	264.8	267.3	29.3	561.4
ULAE	31.0	23.0	1.8	55.8
Total Loss and LAE	295.8	290.3	31.1	617.2
Underwriting expenses	127.1	123.9	19.6	270.6
Net underwriting (loss) gain	$(15.6)	$(53.4)	$0.2	$(68.8)

Cat loss and ALAE ratio	1.6%	27.7%	24.0%	14.5%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	5.0%	1.0%	(4.1)%	2.7%
Current accident year non-cat loss and ALAE ratio	58.4%	45.4%	37.7%	51.4%
Total non-cat loss and ALAE ratio	63.4%	46.4%	33.6%	54.1%
Total Loss and ALAE ratio	65.0%	74.1%	57.6%	68.6%
ULAE ratio	7.6%	6.4%	3.4%	6.8%
Total Loss and LAE ratio	72.6%	80.5%	61.0%	75.4%
Expense ratio	32.1%	30.7%	30.6%	31.4%
Combined ratio	104.7%	111.2%	91.6%	106.8%

Table 2

($ in millions)
2019	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$421.2	$326.0	$41.9	$789.1
Net earned premiums	425.0	295.9	35.0	755.9
Losses and LAE incurred:
Cat loss and ALAE	6.0	60.1	5.0	71.1
Non-cat loss and ALAE:
Prior accident years non-cat loss and ALAE	(10.7)	0.3	(2.1)	(12.5)
Current accident year non-cat loss and ALAE	284.8	142.7	16.1	443.6
Total non-cat loss and ALAE	274.1	143.0	14.0	431.1
Total Loss and ALAE	280.1	203.1	19.0	502.2
ULAE	30.1	19.9	1.2	51.2
Total Loss and LAE	310.2	223.0	20.2	553.4
Underwriting expenses	129.3	102.2	13.2	244.7
Net underwriting (loss) gain	$(14.5)	$(29.3)	$1.6	$(42.2)

Cat loss and ALAE ratio	1.4%	20.3%	14.1%	9.4%
Non-cat loss and ALAE ratio:
Prior accident years non-cat loss and ALAE ratio	(2.5)%	0.1%	(5.9)%	(1.7)%
Current accident year non-cat loss and ALAE ratio	67.0%	48.2%	45.9%	58.8%
Total non-cat loss and ALAE ratio	64.5%	48.3%	40.0%	57.1%
Total Loss and ALAE ratio	65.9%	68.6%	54.1%	66.5%
ULAE ratio	7.1%	6.8%	3.4%	6.8%
Total Loss and LAE ratio	73.0%	75.4%	57.5%	73.3%
Expense ratio	30.7%	31.3%	31.6%	31.0%
Combined ratio	103.7%	106.7%	89.1%	104.3%

The personal insurance segment's net written premiums for the year ended December 31, 2020 increased 9.4% compared to 2019 (Tables 1 - 2), primarily driven by new business growth and increased rates in homeowners and other personal. The new business growth resulted in higher levels of policies in force for homeowners for the year ended December 31, 2020 compared to the same 2019 period. Partially offsetting the 2020 net written premium growth was a decrease in personal auto net written premiums, which was driven by a decline in new business primarily attributable to cumulative rate and underwriting actions taken during the fourth quarter of 2019 and throughout 2020 to address personal auto profitability.
In response to the COVID-19 pandemic and its impact on our personal auto policyholders, in April 2020, we announced our "In This Together" plan that provides a one-time 5% discount at renewal on a personal auto policyholder's entire policy term premium, which will be applied at an upcoming renewal for active personal auto policies in force as of the renewal date. The plan was approved by 26 of our 28 personal lines states with renewal effective dates beginning mid-July. As of December 31, 2020, this reduced the personal auto net written premiums by approximately $4.2 million.
The personal insurance segment's SAP catastrophe loss ratio for the year ended December 31, 2020 increased 5.1 points compared to 2019 (Tables 1 - 2), driven by an increase in the frequency and severity of wind and hail events, which primarily impacted the homeowners line of business. Approximately 40% of our 2020 reported catastrophe losses occurred in Texas. During 2019, catastrophe losses were primarily related to wind and hail storms, with over half of the reported losses occurring in Texas.
The personal insurance segment's SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 3.0 points compared to 2019 (Tables 1 - 2).
The personal auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 1.1 points when compared to the same 2019 period (Tables 1 - 2). The 2020 non-catastrophe loss and ALAE ratio was impacted by (i) a lower level of current accident year losses attributable to fewer miles driven as a result of people working remotely and staying at home more because of COVID-19 concerns, and (ii) adverse development from prior accident years compared to favorable development in the same 2019 periods. The 2020 prior accident year adverse development was primarily driven by higher than expected severity for bodily injury claims from multiple accident years. The 2019 prior accident year favorable development was across multiple coverages including bodily injury and uninsured and under-insured motorist coverages, primarily from the 2018 and 2017 accident years.
The homeowners SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 1.9 points when compared to the same 2019 period (Tables 1 - 2). The 2020 improvement was primarily driven by lower claim frequency in the current accident year. Partially offsetting this improvement was adverse development of prior accident year losses, primarily driven by higher than expected severity for 2019 property and third-party liability claims.
Commercial Insurance Segment
The following tables set forth certain key performance indicators by major product line of business for our commercial insurance segment for the years ended December 31, 2020 and 2019:
Table 3

($ in millions)
2020	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$157.1	$128.2	$161.4	$62.8	$64.2	$19.6	$593.3
Net earned premiums	134.1	124.7	156.5	70.9	56.3	19.3	561.8
Losses and LAE incurred:
Cat loss and ALAE	1.2	21.7	42.9	—	9.0	0.2	75.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.6)	(23.0)	(16.7)	(24.9)	(2.2)	(10.0)	(78.4)
Current accident year non-cat loss and ALAE	75.8	65.3	88.7	55.6	25.4	7.8	318.6
Total non-cat loss and ALAE	74.2	42.3	72.0	30.7	23.2	(2.2)	240.2
Total Loss and ALAE	75.4	64.0	114.9	30.7	32.2	(2.0)	315.2
ULAE	6.6	4.8	4.6	6.0	2.2	0.5	24.7
Total Loss and LAE	82.0	68.8	119.5	36.7	34.4	(1.5)	339.9
Underwriting expenses	53.1	45.1	65.3	29.9	28.1	7.8	229.3
Net underwriting (loss) gain	$(1.0)	$10.8	$(28.3)	$4.3	$(6.2)	$13.0	$(7.4)

Cat loss and ALAE ratio	0.9%	17.4%	27.4%	—%	16.0%	0.9%	13.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.2)%	(18.5)%	(10.7)%	(35.1)%	(4.0)%	(51.6)%	(14.0)%
Current accident year non-cat loss and ALAE ratio	56.5%	52.5%	56.8%	78.5%	45.2%	40.6%	56.7%
Total non-cat loss and ALAE ratio	55.3%	34.0%	46.1%	43.4%	41.2%	(11.0)%	42.7%
Total Loss and ALAE ratio	56.2%	51.4%	73.5%	43.4%	57.2%	(10.1)%	56.1%
ULAE ratio	5.0%	3.8%	2.9%	8.4%	3.8%	2.4%	4.4%
Total Loss and LAE ratio	61.2%	55.2%	76.4%	51.8%	61.0%	(7.7)%	60.5%
Expense ratio	33.8%	35.2%	40.5%	47.6%	44.0%	39.6%	38.7%
Combined ratio	95.0%	90.4%	116.9%	99.4%	105.0%	31.9%	99.2%

Table 4

($ in millions)
2019	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$109.4	$122.4	$149.2	$76.7	$50.0	$18.6	$526.3
Net earned premiums	91.3	119.2	134.3	78.2	48.5	17.1	488.6
Losses and LAE incurred:
Cat loss and ALAE	0.3	7.9	8.2	—	2.4	—	18.8
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.7)	(15.2)	(11.8)	(20.9)	(3.0)	(3.2)	(58.8)
Current accident year non-cat loss and ALAE	57.9	64.0	83.5	54.4	23.2	10.3	293.3
Total non-cat loss and ALAE	53.2	48.8	71.7	33.5	20.2	7.1	234.5
Total Loss and ALAE	53.5	56.7	79.9	33.5	22.6	7.1	253.3
ULAE	5.7	5.7	6.3	6.9	1.8	0.7	27.1
Total Loss and LAE	59.2	62.4	86.2	40.4	24.4	7.8	280.4
Underwriting expenses	43.9	47.2	59.8	27.2	22.7	7.6	208.4
Net underwriting (loss) gain	$(11.8)	$9.6	$(11.7)	$10.6	$1.4	$1.7	$(0.2)

Cat loss and ALAE ratio	0.4%	6.6%	6.1%	—%	4.9%	—%	3.9%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.1)%	(12.8)%	(8.8)%	(26.8)%	(6.0)%	(18.8)%	(12.0)%
Current accident year non-cat loss and ALAE ratio	63.3%	53.8%	62.2%	69.7%	47.8%	60.1%	60.0%
Total non-cat loss and ALAE ratio	58.2%	41.0%	53.4%	42.9%	41.8%	41.3%	48.0%
Total Loss and ALAE ratio	58.6%	47.6%	59.5%	42.9%	46.7%	41.3%	51.9%
ULAE ratio	6.2%	4.8%	4.7%	8.8%	3.7%	4.1%	5.5%
Total Loss and LAE ratio	64.8%	52.4%	64.2%	51.7%	50.4%	45.4%	57.4%
Expense ratio	40.1%	38.6%	40.1%	35.5%	45.4%	40.9%	39.6%
Combined ratio	104.9%	91.0%	104.3%	87.2%	95.8%	86.3%	97.0%

Commercial auto has been written on State Auto Connect since 2018, and in January 2019, we finished the rollout of State Auto Connect for small commercial package. Our farm and ranch product launched on State Auto Connect during the first quarter of 2020 and is now live in 27 states. Eight of the 27 states are states that we previously were not writing policies for farm & ranch products. The rollout of the State Auto Connect platform in farm & ranch's remaining states will continue throughout 2021. Our middle market commercial product launched on State Auto Connect in March 2020 and is currently live in 16 states, with subsequent state rollouts scheduled throughout 2021. Finally, our workers' compensation product launched on State Auto Connect in the fourth quarter of 2020 and is currently live in eight states with subsequent state rollouts scheduled throughout 2021.
The commercial insurance segment's net written premiums for the year ended December 31, 2020 increased 12.7% compared to 2019 (Tables 3 - 4), primarily driven by (i) new business growth and rate increases in commercial auto, (ii) new business growth in farm & ranch, and (iii) rate increases in middle market commercial. The 2020 increase was partially offset by a decrease in net written premiums in workers’ compensation due to (i) a decline in new business as a result of COVID-19, (ii) a strategic decision to not renew and no longer write nursing home policies, and (iii) continued intense competition in this market.
The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the year ended December 31, 2020 increased 9.5 points compared to 2019 (Tables 3 - 4), with most of the catastrophe losses impacting middle market commercial, small commercial package, and farm & ranch. The 2020 cat loss and ALAE ratio was impacted (i) an increase in the severity of weather events when compared to 2019, (ii) a severe wind and hail storm, including tornadoes, in Tennessee, which contributed 4.4 points to the cat loss and ALAE ratio, of which 2.7 points were from three large losses in Nashville, (iii) the Midwest derecho in August which contributed 1.4 points to the cat loss and ALAE ratio, and (iv) property losses resulting from the civil unrest which added 1.1 points to the cat loss and LAE ratio.
The commercial insurance segment's SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 5.3 points compared to 2019. (Tables 3 - 4).
The commercial auto SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 2.9 points when compared to 2019 (Tables 3 - 4), driven by improvement in the current accident year. The 2020 current accident year was impacted by lower claims frequency, attributable to (i) fewer miles driven due to people working remotely and staying at home more because of COVID-19 concerns, and (ii) reduced business activity due to the impact of COVID-19 concerns. Partially offsetting the 2020 improvement was less favorable development of prior accident year losses when compared to 2019. The 2019 prior accident year favorable development was primarily attributable to lower than anticipated severity from the 2017 accident year.
The small commercial package SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 7.0 points compared to 2019 (Tables 3 - 4), primarily due to greater favorable development of prior accident year losses, driven by lower than expected bodily injury severity from multiple accident years when compared to 2019. The 2020 current accident year ratio was impacted by (i) a decline in claim frequency as a result of reduced business activity caused by COVID-19, and (ii) increased severity of property losses, primarily related to fire. The 2020 current accident year was also impacted by increased legal defense costs from claims related to COVID-19, which added 2.0 points to the non-cat loss ratio. 2019 favorable development of prior accident year losses was attributable to lower than expected bodily injury severity from multiple accident years.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 7.3 points when compared to 2019 (Tables 3 - 4), primarily due to improvement in the current accident year, driven by a decline in claim frequency as a result of reduced business activity caused by the impact of COVID-19, partially offset by increased legal defense costs from claims related to COVID-19, which added 0.6 points to the non-cat loss and ALAE ratio. Greater favorable development of prior accident year losses, driven by lower than expected bodily injury severity from multiple accident years, also contributed to the improvement when compared to 2019. The 2019 non-cat loss and ALAE ratio was impacted by favorable development of prior accident year losses due to lower than expected bodily injury claim severity from multiple accident years. Also impacting 2019 were large fire losses in the 2019 current accident year, including a single large loss that added 2.0 points to the loss ratio.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 increased 0.5 points when compared to 2019. The 2020 current accident year was impacted by increased claims for businesses in the medical field (e.g. nursing homes, hospitals) due to the COVID-19 pandemic, which added 10.0 points to the non-cat loss ratio, which were partially offset by a decline in claim frequency due to reduced business and employment activity in response to the COVID-19 pandemic. The 2020 current accident year ratio was also impacted by a large loss in the third quarter that added 2.5 points to the non-cat loss ratio. Partially offsetting the increase in the non-cat loss ratio was greater favorable development of prior accident year losses primarily due to lower than anticipated severity across multiple accident years. The 2019 non-cat loss and ALAE ratio was impacted by favorable development of prior accident year losses primarily due to lower than anticipated severity from multiple accident years. The 2019 current accident year reflected (i) elevated claim frequency and severity, and (ii) a single large loss that added 3.5 points to the loss ratio.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the year ended December 31, 2020 improved 0.6 points when compared to 2019. The improvement in the 2020 non-cat loss ratio was primarily due to lower claim frequency in the current accident year.
Loss and LAE Development
Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in the estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2020 and 2019:

($ millions)	2020	% GAAP Loss and LAE Ratio	2019	% GAAP Loss and LAE Ratio
Provision for losses and loss expenses occurring:
Current year	$1,008.2	73.0%	$913.5	73.1%
Prior years	(35.6)	(2.6)%	(68.7)	(5.5)%
Total losses and loss expenses	$972.6	70.4%	$844.8	67.6%

The following table sets forth a tabular presentation of the development of the ultimate liability of prior accident years by line of business for the years ended December 31, 2020 and 2019:

($ millions)	2020	2019
	(Favorable)/Adverse
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$20.3	$(10.7)
Homeowners	3.5	0.3
Other Personal	(2.1)	(2.1)
Total Personal Insurance Segment	21.7	(12.5)
Commercial Insurance Segment:
Commercial Auto	(1.6)	(4.7)
Small Commercial Package	(23.0)	(15.2)
Middle Market Commercial	(16.7)	(11.8)
Workers' Compensation	(24.9)	(20.9)
Farm & Ranch	(2.2)	(3.0)
Other Commercial	(10.0)	(3.2)
Total Commercial Insurance Segment	(78.4)	(58.8)
Specialty run-off	5.2	(1.1)
Total non-cat loss and ALAE	(51.5)	(72.4)
Cat loss and ALAE:
Personal Insurance Segment	(1.1)	(4.2)
Commercial Insurance Segment	1.9	(0.8)
Specialty run-off	12.6	10.7
Total cat loss and ALAE	13.4	5.7
ULAE	2.5	(2.0)
Total	$(35.6)	$(68.7)

For further information, see the discussion below and the "Personal Insurance Segment" and "Commercial Insurance Segment" sections of “Results of Operations – Insurance Segments” included in this Item 7.
The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2020:

($ millions) Accident Year	2020
(Favorable)/Adverse
2010 and prior	$(2.7)
2011	(0.5)
2012	(2.5)
2013	(3.8)
2014	(2.8)
2015	(4.6)
2016	(2.9)
2017	(1.1)
2018	(12.1)
2019	(2.6)
Total	$(35.6)

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the more notable items contributing to 2020 development were as follows:
•The commercial insurance segment non-catastrophe loss and ALAE reserves contributed $78.4 million of favorable development, driven by workers’ compensation, small commercial package, and middle market commercial which contributed $24.9 million, $23.0 million, and $16.7 million, respectively. Favorable development in these lines was driven by lower than anticipated severity emerging from multiple accident years.
•The personal insurance segment non-catastrophe loss and ALAE reserves contributed $21.7 million of adverse development, primarily from accident year 2019. Personal auto contributed $20.3 million of adverse development primarily driven by higher than expected severity for bodily injury claims from multiple accident years.
•Catastrophe reserves in specialty run-off contributed $12.6 million of adverse development primarily from Hurricane Irma.
•ULAE was $2.5 million higher than anticipated in the reserves at December 31, 2019.

The following table sets forth a tabular presentation of the development of the ultimate liability by accident year for the year ended December 31, 2019:

($ millions) Accident Year	2019
(Favorable)/Adverse
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
•ULAE was $2.0 million lower than anticipated in the reserves at December 31, 2018.

The following table sets forth loss and loss expenses payable by major line of business at 2020 and 2019:

($ millions)	2020	2019	$ Change
Personal Insurance Segment:
Personal auto	$174.4	$162.9	$11.5
Homeowners	90.4	69.2	21.2
Other Personal	15.8	15.1	0.7
Total Personal Insurance Segment	280.6	247.2	33.4
Commercial Insurance Segment:
Commercial Auto	93.8	76.7	17.1
Small Commercial Package	95.9	110.5	(14.6)
Middle Market Commercial	162.2	152.8	9.4
Workers’ Compensation	176.4	187.8	(11.4)
Farm & Ranch	18.3	13.3	5.0
Other Commercial	25.6	30.9	(5.3)
Total Commercial Insurance Segment	572.2	572.0	0.2
Specialty run-off:
E&S Property	24.3	27.8	(3.5)
E&S Casualty	112.2	145.9	(33.7)
Programs	36.8	60.0	(23.2)
Total Specialty run-off	173.3	233.7	(60.4)
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,026.1	$1,052.9	$(26.8)

The loss and loss expenses payable at December 31, 2020 decreased $26.8 million from the loss and loss expenses payable at December 31, 2019, due to the run-off of specialty business partially offset by (i) a higher level of catastrophe losses in the commercial and personal insurance segments discussed above, (ii) growth in the homeowners and commercial auto lines, and (iii) adverse development of prior accident years for personal auto driven by higher than expected severity for bodily injury claims.
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
Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses were $481.4 million in 2020 compared to $440.7 million in 2019. The increase in acquisition and operating expenses was driven by (i) amortization of deferred acquisition costs due to growth, (ii) IT expenses, including electronic data processing equipment and software cost amortization and IT consulting, and (iii) variable agent compensation. The shift to State Auto Connect and our digital journey over the last five years continue to drive the increases in IT expenses. Partially offsetting this increase in acquisition and operating expenses was a decrease in estimated variable associate compensation when compared to 2019.

Investment Operations Segment
Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities, U.S. large-cap equities, U.S. small-cap equity funds, international equity funds, and exchange traded funds ("ETF"). In addition, Stateco uses an outside investment manager who invests in international funds and one outside manager who invests in fixed maturities. The Investment and Finance Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders, grow long term economic surplus to increase our capital position, maintain a consistent level of income to support operations and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.
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
At December 31, 2020, our investments in fixed maturities, equity securities and certain other invested assets were carried at fair value. The unrealized holding gains or losses of our available-for-sale fixed maturities, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income. Changes in the fair value of equity securities and other invested assets are reported in "net investment gain (loss)" in the condensed consolidated statements of income.

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2020 and 2019:

($ millions)	2020	% of Total	2019	% of Total
Cash and cash equivalents	$90.7	3.2%	$78.0	2.8%
Fixed maturities, at fair value:
Fixed maturities	2,121.0	73.9%	1,992.8	72.6%
Treasury inflation-protected securities	116.2	4.0%	135.6	4.9%
Total fixed maturities	2,237.2	77.9%	2,128.4	77.5%
Notes receivable from affiliate (1)	70.0	2.4%	70.0	2.5%
Equity securities:
Large-cap securities	134.2	4.7%	104.4	3.8%
Mutual and exchange traded funds	255.5	8.9%	290.8	10.6%
Total equity securities	389.7	13.6%	395.2	14.4%
Other invested assets:
International instruments	55.8	2.0%	56.4	2.1%
Other invested assets	15.3	0.5%	13.3	0.5%
Total other invested assets	71.1	2.5%	69.7	2.6%
Other invested assets, at cost	12.1	0.4%	6.5	0.2%
Total portfolio	$2,870.8	100.0%	$2,747.8	100.0%

(1) In May 2019, we refinanced our two credit agreements with State Auto Mutual. Under these credit agreements, State Auto Mutual borrowed $70.0 million from us on an unsecured basis at an interest rate of 4.05%, with principal payable in May 2029.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2020:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$140.5	$141.6
Due after 1 year through 5 years	510.3	540.4
Due after 5 years through 10 years	161.6	172.6
Due after 10 years	665.3	721.9
U.S. government agencies residential mortgage-backed securities	639.3	660.7
Total	$2,117.0	$2,237.2

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2020, our equity portfolio consisted of approximately 37 different large-cap stocks and 14 mutual and exchange traded funds. The largest single fund holding was 17.7% of the equity portfolio based on fair value and the top ten positions accounted for 65.8% of the equity portfolio. At December 31, 2019, our equity portfolio consisted of approximately 38 different large-cap stocks and 17 mutual and exchange traded funds. The largest single fund holding was 18.7% of the equity portfolio based on fair value and the top ten positions accounted for 68.6% of the equity portfolio.

Market Risk
Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.72 and 4.17 as of December 31, 2020 and 2019, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2020:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$598.1	$577.9	$551.7	$517.3	$483.1
Obligations of states and political subdivisions	575.5	564.9	541.5	515.2	488.9
Corporate securities	501.1	496.5	483.3	467.2	451.0
U.S. government agencies mortgage-backed securities	704.4	688.0	660.7	632.6	604.5
Balance as of December 31, 2020	$2,379.1	$2,327.3	$2,237.2	$2,132.3	$2,027.5

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
We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 86.7% of the bonds we own are rated A or better. We do not intend to change our investment policy or the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. We categorize our fixed maturities as available-for-sale in order to provide us greater flexibility in managing our portfolio. We do not maintain a trading portfolio.
There are no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, at December 31, 2020, approximately $660.7 million, or 29.5%, of our fixed maturity available-for-sale investment portfolio was in either GNMA pools, which are guaranteed by the full faith and credit of the U.S. Government, or FNMA or Freddie Mac pools.
The following table sets forth the credit ratings of our municipal securities based on ratings by nationally recognized rating agencies at December 31, 2020:

($ millions)
Rating	Total fair value	%
AAA	$45.7	8.4
AA*	403.2	74.5
A	76.7	14.2
BBB	15.9	2.9
Total	$541.5	100.0

*	Our AA rating category includes securities that have been either pre-funded or escrowed to maturity.

We believe our Muni Portfolio is well diversified by issuer and state. We have 22.3% invested in securities which have been either pre-refunded or escrowed to maturity bonds. No single issuer comprises more than 8.0% of our Muni Portfolio. For the bonds that are not in the pre-refunded category, no more than 15% is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. Revenue bonds represent 69.9% of our Muni Portfolio and state and local government general obligation bonds make up 24.0% of our Muni Portfolio. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.
At December 31, 2020, our large-cap equity portfolio had a weighted beta of 1.02 using the S&P 500 Index as the benchmark. At December 31, 2020, our mutual and exchange traded funds portfolio had a weighted beta of 1.00 using the S&P 500 Index and the CRSP US Small Cap Index as benchmarks. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following tables set forth what changes might occur in the value of the large-cap equity portfolio and the mutual fund and ETF portfolio given a change in the respective index at December 31, 2020:

Large-cap equity portfolio:
Fair value ($ millions)	$161.6	$147.9	$134.2	$120.5	$106.8
Change in S&P 500 Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

Mutual fund and ETF portfolio:
Fair value ($ millions)	$306.6	$281.1	$255.5	$230.0	$204.4
Change in Index	+20%	+10%	—	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%
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
At December 31, 2020, we had one international fund, which was included in other invested assets. The international fund had a beta of 0.74 using the MSCI EAFE Index as a benchmark. The following table sets forth what changes might occur in the value of Funds 1 given a change in the MSCI EAFE Index at December 31, 2020:

International fund:
Fair value ($ millions)	$64.1	$60.0	$55.8	$51.7	$47.6
Change in MSCI EAFE Index	+20%	+10%	—	-10%	-20%
Value as % of original value	115%	108%	100%	93%	85%
The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity value may differ significantly from what is shown in the table above.

Investment Operations Revenue
The following table sets forth the components of net investment income for the years ended December 31, 2020 and 2019:

($ millions)	Year Ended December 31
	2020	2019
Gross investment income:
Fixed maturities	$59.6	$62.3
Equity securities	9.3	13.2
Other	4.0	5.5
Total gross investment income	72.9	81.0
Less: Investment expenses	0.8	0.6
Net investment income	$72.1	$80.4

Average invested assets (at cost)	$2,531.5	$2,635.4
Annualized investment yield	2.8%	3.0%
Annualized investment yield, after tax	2.3%	2.5%
Net investment income, after tax	$59.3	$65.7
Effective tax rate	17.7%	18.2%

Our investment operations revenue for the year ended December 31, 2020 decreased when compared to the same 2019 period due to (i) less income from the MLP ETF's, (ii) the lower interest rate on notes payable from State Auto Mutual, and (iii) a lower interest rate environment when compared to the same 2019 periods.
When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at December 31, 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 3, “Investments” to our consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at December 31, 2020, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2020:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$45.2	$—	$551.7
Obligations of states and political subdivisions	511.3	30.4	(0.2)	541.5
Corporate securities	459.9	23.4	—	483.3
U.S. government agencies mortgage-backed securities	639.3	22.9	(1.5)	660.7
Total available-for-sale fixed maturities	$2,117.0	$121.9	$(1.7)	$2,237.2

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income at December 31, 2020 and 2019, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2020:

($ millions)	2020	2019	$ Change
Available-for-sale investments
Unrealized holding gains (losses):
Fixed maturities	$120.2	$48.4	$71.8
Net deferred federal income tax	(25.3)	(10.2)	(15.1)
Unrealized gains (losses), net of tax	$94.9	$38.2	$56.7

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2020.
Other Items
Income Taxes
For the year ended December 31, 2020, the federal income tax expense was $1.3 million compared to $19.7 million for 2019. Our effective tax rate for 2020 was 8.8% compared with 18.7% in 2019. The change in our effective tax rate in 2020 when compared to 2019 was primarily due to the relationship of taxable to non-taxable income. Taxable income was lower in 2020 due to (i) less recognized gains on equity securities in 2020 compared 2019, and (ii) an increase in the underwriting loss in 2020 when compared to 2019. Non-taxable income, which is primarily tax exempt interest and a portion of our dividend income, remained comparable.
We have foreign tax credit carryforwards of $0.3 million which will expire in 2021. We believe it is more likely than not that the benefit from these foreign tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.3 million on the deferred tax assets related to these foreign tax credit carryforwards.
See Note 11, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2020 and 2019.
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
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at December 31, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums for the pool is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the consolidated statements of income and reflected in “due to/from affiliates” on our consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments. This action was not necessary in 2020 or 2019.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2020 and 2019, we had $90.7 million and $78.0 million, respectively, in cash and cash equivalents, and $2,698.0 million and $2,593.3 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.7 million and $9.3 million, respectively, of securities on deposit with insurance regulators, as required by law, at December 31, 2020 and 2019. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Results of Operations – Investments Operations Segment” included in this Item 7.
Cash provided by operating activities was $49.0 million and cash used in operating activities was $43.9 million in 2020 and 2019, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income.
Cash used in investing activities was $21.8 million and cash provided by investing activities was $74.1 million in 2020 and 2019, respectively. The change from 2020 compared to 2019 was primarily driven by increases in the purchases of fixed maturities.
Cash used in financing activities was $14.5 million and $12.0 million in 2020 and 2019, respectively. The change was primarily driven by a decrease in stock option exercises in 2020 when compared to 2019.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2021. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2020, no advances had been made under the OLC.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2020 and 2019 were 4.43% and 6.11%, respectively.
Notes Payable Summary
The following table sets forth our notes payable at December 31, 2020:

($ millions)	Carrying Value	Fair Value	Interest Rate
FHLB loan due 2030: issued $21.5 million , September 2020 with fixed interest	21.5	21.6	1.37%
FHLB loan due 2033: issued $85.0 million, May 2018 with fixed interest	85.3	107.1	3.96%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	$15.3	$15.3	4.43%
Total notes payable	$122.1	$144.0

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Liquidity and Capital Resources – Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2020, we had $15.3 million notes payable with variable interest and $85.3 million and $21.5 million of notes payable with interest fixed at 3.96% and 1.37%, respectively, which equated to approximately 12.5% variable interest debt and 87.5% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Liquidity and Capital Resources –Contractual Obligations” included in this Item 7.
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
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2020. Under this reinsurance agreement, we retain the first $90.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $180.0 million of covered loss, each occurrence which is broken down into two layers of $70.0 million and $110.0 million. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $90.0 million up to $270.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $270.0 million. There is also an automatic reinstatement of the limit, for 100% of the deposit premium.
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

Contractual Obligations
The following table sets forth our significant contractual obligations at December 31, 2020:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$1,025.2	$469.0	$360.0	$110.4	$85.8
Notes payable(2):
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	85.0	—	—	—	85.0
FHLB loan due 2030: issued $21.5 million, September 2020 with fixed interest	21.5	—	—	—	21.5
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	15.5	—	—	—	15.5
Total notes payable	122.0	—	—	—	122.0
Interest payable (2):
FHLB loan due 2033; issued $85.0 million, May 2018 with fixed interest	45.4	3.4	6.7	6.7	28.6
FHLB loan due 2030: issued $21.5 million, September 2020 with fixed interest	3.1	0.3	0.6	0.6	1.6
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(3) adjusting quarterly	9.3	0.7	1.4	1.4	5.8
Total interest payable	57.8	4.4	8.7	8.7	36.0
Postretirement benefits	6.2	0.7	1.2	1.2	3.1
Pension funding(4)	63.6	6.4	13.5	13.2	30.5
Total	$1,274.8	$480.5	$383.4	$133.5	$277.4

(1)	Gross of the allowance for credit losses on reinsurance recoverables of $0.9 million. We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. Under the current Pooling Arrangement, STFC will recover 35% of these payments. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2020, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.
(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2020 of 0.2254% plus 4.20%, or 4.4254%.
(4)	These amounts are estimates of ERISA minimum funding levels based on adjustments to prior year assumptions for our defined benefit pension plan and do not represent an estimate of our expected contributions. Funding levels generally are not determined until later in the year with respect to the contribution year. See Note 12, “Pension and Postretirement Benefits Plans” to our consolidated financial statements included in Item 8 of this Form 10-K for a tabular presentation of expected benefit payments from the State Auto Group’s defined benefit pension plan.

The cost of leases and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.
Regulatory Considerations
At December 31, 2020 and 2019, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.
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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2020 and 2019:

Statutory Leverage Ratios	2020	2019
State Auto P&C	1.6	1.5
Milbank	1.6	1.5
Weighted Average	1.6	1.5

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that we may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, $91.0 million is available for payment to State Auto Financial from its insurance subsidiaries in 2021 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million and $10.0 million in 2020 and 2019.
Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally, no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. At December 31, 2020, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 489% to 19,110%.
Credit and Financial Strength Ratings
As of July 16, 2020, the State Auto Group’s financial strength rating from A.M. Best was A- (Excellent) with a stable outlook and its credit rating from A.M. Best was bbb- with a stable outlook.
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
Loss reserves are management’s best estimates (“MBE”) at a given point in time of what we expect to pay to settle all claims incurred as of that date based on known facts, circumstances and historical trends. Loss reserves at the individual claim level are established on either a case reserve basis or formula reserve basis depending on the type and circumstances of the loss. The case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for changes caused by inflation. Case reserves and formula reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the loss reserve is to develop an estimate of the ultimate losses and allocated loss adjustment expenses incurred, and subtract all amounts already paid or held as case or formula reserves. Note that reference to losses below includes allocated loss adjustment expenses.
Management’s determination of ultimate losses incorporates information and analysis provided by several disciplines within our Company, including accounting, claims, product and actuarial. While all of the information is considered, the actuarial analysis is the primary piece of information used in determining ultimate losses. Our actuarial personnel conduct quarterly reviews of loss development information to assist management in making estimates of ultimate losses. The actuarial analysis provides two key pieces of information, the actuarial central estimate (“ACE”) and a range of reasonable estimates of ultimate losses. Management’s selections have resulted in reported loss reserves exceeding the ACE while being within the range of reasonable estimates as provided by the actuarial analysis. In addition to the actuarial analysis and information provided by other disciplines, management’s assessment in making their determination of ultimate losses considers a number of factors including inflation, legal developments, recent changes in the volume or type of business written, changes in claim handling practices, general economic conditions, and the accuracy of past estimates. While a variety of factors are considered, there is no single method for determining the ultimate losses, and thus, our loss reserves. When unanticipated changes in the various factors do occur, those changes are incorporated in subsequent valuations of our loss reserves.
Our actuarial personnel conduct quarterly reviews to determine the ACE of ultimate losses. The reviews include performing calculations using a number of actuarial methods. The methods most commonly relied upon are discussed below. Determining the ACE of ultimate losses also requires considerable judgment in interpreting historical and statistical information. Metrics such as average claim severity and loss ratio are evaluated to assess the reasonableness of the ultimate losses. In addition, metrics such as outstanding amounts (case plus formula reserves) per claim and the level of claim closure are evaluated to assess the assumptions underlying various reserving methods.
For catastrophe losses, within the first month following an event, there is typically insufficient data available to rely on an actuarial analysis using paid loss and case reserve amounts. In those situations management relies on estimates provided by our claims personnel in determining the ultimate losses. When providing such estimates, claims personnel consider a number of factors specific to a given event, including the type of catastrophe event, the severity of the event, the policies in-force that may be affected by the event, the contract provisions of those policies and their knowledge of prior catastrophes. After the first month following an event, there is more data available on which to base an actuarial projection of unreported loss amounts. This projection is based on an estimate of the number of claims yet to be reported and the average amount of each such claim. The actuarial projections and the claims estimates are considered by management when determining the ultimate losses for an event.
For non-catastrophe losses, actuarial personnel use a number of methods to estimate ultimate losses. Our loss reserves include amounts related to short-tail and long-tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The most commonly relied upon reserving methods, and their strengths and weaknesses, are described below.
Short-Tail Business: For short-tail business, claims are typically settled within five years, and the most common actuarial estimates are based on methods using link ratio projections of incurred losses (paid plus outstanding amounts) and paid losses, and methods projecting claim counts and claim severities. These methods are described below.
Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting ultimate losses. This method uses incurred losses for claims that have been reported. A pattern of incurred losses is estimated to project ultimate losses for each accident year. An important assumption underlying the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s primary advantage is its responsiveness to changes in incurred losses, which is particularly valuable for more recent accident years. A disadvantage of the Incurred Loss Development Method is that changes in case reserve adequacy can distort the projections.
Paid Loss Development Method: The Paid Loss Development Method uses calculations that are similar to the Incurred Loss Development Method. The key difference is that the data used in the Paid Loss Development Method exclude outstanding amounts, so only paid losses are used. With this method, a payment pattern is estimated to project ultimate losses for each accident year. An important underlying assumption is that claims are settled at a consistent rate over time. Case reserves and the rate at which claims are reported, except to the extent that the reporting pattern influences the settlement pattern, are not relevant to the results of this method. This method’s advantage is that the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by changes in case reserving practice. The disadvantages are that (i) not all of the available information is used because outstanding amounts are not considered, (ii) in some cases the payment patterns require the application of very large development factors to relatively small payment amounts for less mature accident years, and (iii) changes in the claims settlement rate will distort the projections.
Claim Counts and Severities Method: The Counts and Severities Methods are best suited for lines of business with a large number of claims and a low average claim amount. They are primarily relied upon for certain auto coverages. With these methods, a pattern of claims to be closed in the future is estimated, and the corresponding average dollar amount of those claims, adjusted for inflation, is estimated. Future payments for each accident year are calculated as the total future claims to be closed times the corresponding average dollar amounts. Advantages of these methods include the advantages noted above for the Paid Loss Development Method. In addition, these methods also have the advantage of being responsive to changes in the claims settlement rate. Disadvantages are that not all available information is used because outstanding amounts are not considered, and that estimates derived using these methods can be sensitive to the implied level of inflation.
Long-Tail Business: : For long-tail business, a significant portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods. Premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio and Bornhuetter-Ferguson methods described below. While these methods are more commonly relied upon for long-tail business, they may be relied upon for short-tail business as well.
Expected Loss Ratio Method: The Expected Loss Ratio Method generates ultimate losses by multiplying an expected loss ratio by earned premiums. For slower reporting lines of business, new products or data that is immature, the reported to date claim data is often too limited or too volatile to rely upon other projection methods. In such cases, an advantage of this method is that the ultimate losses are independent of losses paid or outstanding to date. With this method the premiums are used as a measure of loss exposure, and the loss ratios can be derived from pricing expectations, recent claim history or other sources. When there are underlying changes in the frequency or severity of claims, a disadvantage of this method is that the ultimate losses will not respond to those changes.
Incurred Bornhuetter-Ferguson Method: The Incurred Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported to date as the weight applied to the Incurred Loss Development Method. This method is particularly useful where there is a low volume of data in the more recent accident years or where the experience is volatile. In more mature accident years, this method generally produces estimates that are similar to the Incurred Loss Development Method.
Paid Bornhuetter-Ferguson Method: The Paid Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Paid Loss Development Method, using the percentage of losses paid to date as the weight applied to the Paid Loss Development Method. In less mature accident years, in which payment activity is relatively low, this method generally produces estimates that are similar to the Expected Loss Ratio Method.
Selection Process: In determining which reserving methods to rely on for a particular line of business or accident year, diagnostic tests of loss ratios and severity trends are considered, as well as the historical case reserve adequacy and claim settlement rate. Various reserving methods are considered, along with supplemental information such as open claim counts, open claim severity and prior period development, and the final selection may be a weighted average of multiple methods. For short-tail business the Incurred Loss Development Method may be most heavily relied upon if the projections are stable, the data is credible, historical case reserve adequacy is consistent and the resulting loss ratios and loss severities are reasonable. For long-tail business the Expected Loss Ratio Method may be most heavily relied upon for less mature accident years where the data is not credible. For more mature accident years, where the data is more credible, greater reliance may be placed on the Incurred Loss Development Method. There is considerable judgment applied in the analysis of the historical patterns and in integrating knowledge about the business, such as change in underwriting, pricing and claims functions.
The actuarial range of reasonable estimates of ultimate losses is derived based on the variability of the loss reserve projections. The primary determinants in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. Therefore, the actuarial range reflects likely outcomes, and does not reflect all possible outcomes.
In addition to establishing loss reserves described above, actuarial estimates are established for ULAE reserves. Historical patterns of paid ULAE relative to paid losses (excluding allocated loss adjustment expenses) are analyzed along with historical claim counts including claims opened, claims closed and claims remaining open. The product of this analysis is an estimate of the relationship, or ratio, between ULAE and losses underlying the current loss reserves. This ratio is applied to the current outstanding loss reserves to estimate the required ULAE reserve. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held loss reserves. The method assumes that the underlying claims process and mix of business do not change materially from period to period.
When management establishes ultimate losses within the actuarial range of reasonable estimates of ultimate losses, the resulting MBE loss reserves fall within the actuarial range of reasonable reserves. Management considers the expected variability of loss reserves described above when establishing an appropriate reserve within the actuarial range. At December 31, 2020, loss and loss expenses payable were $1,026.1 million, within an estimated range of $919.3 million to $1,063.7 million.
The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $1,063.7 million, the reserve increase of $37.6 million corresponds to an after-tax decrease of $29.7 million in net income, assuming a tax rate of 21%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $919.3 million, the $106.8 million reserve decrease would add $84.4 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.
An important assumption underlying certain loss reserve methods is that the loss cost trends underlying historical data will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2020, workers’ compensation loss and ALAE reserve balance to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 5% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures and social inflation. The estimated cumulative impact that this additional, unexpected 5% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in workers’ compensation is an increase of $86.4 million on reserves, or a $68.3 million reduction to net income, assuming a tax rate of 21%. Inflation changes have much more impact on the longer tail commercial lines like workers’ compensation, and much less impact on the shorter tail personal lines.

The following table sets forth a reconciliation of MBE of our direct loss and LAE reserve to our net losses and loss expenses payable at December 31, 2020 and 2019. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2020 and 2019, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2020	2019
Direct loss and ALAE reserve:
STFC Pooled Companies	$577.2	$534.3
Assumed by STFC Pooled Companies	481.5	537.8
Total direct loss and ALAE reserve	1,058.7	1,072.1
Direct ULAE reserve:
STFC Pooled Companies	30.6	29.0
Assumed by STFC Pooled Companies	25.4	28.2
Total direct ULAE reserve	56.0	57.2
Direct salvage and subrogation recoverable:
STFC Pooled Companies	(26.5)	(23.2)
Assumed by STFC Pooled Companies	(0.4)	(3.3)
Total direct salvage and subrogation recoverable	(26.9)	(26.4)
Reinsurance recoverable	(24.3)	(13.6)
Assumed reinsurance	5.4	6.4
Reinsurance assumed by STFC Pooled Companies	(42.8)	(42.8)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $24.3 million and $13.6 million in 2020 and 2019, respectively	$1,026.1	$1,052.9

The following tables set forth the net losses and loss expenses payable by major line of business at December 31, 2020 and 2019:

($ millions)
December 31, 2020	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
Personal Insurance Segment:
Personal Auto	$109.4	$56.7	$8.3	$174.4
Homeowners	38.6	45.5	6.3	90.4
Other personal	5.7	9.2	0.9	15.8
Total Personal Insurance Segment	153.7	111.4	15.5	280.6
Commercial Insurance Segment:
Commercial Auto	59.6	30.6	3.6	93.8
Small Commercial Package	46.9	44.3	4.7	95.9
Middle Market Commercial	79.0	71.3	11.9	162.2
Workers’ Compensation	73.6	89.3	13.5	176.4
Farm & Ranch	11.7	5.9	0.7	18.3
Other Commercial	2.1	23.4	0.1	25.6
Total Commercial Insurance Segment	272.9	264.8	34.5	572.2
Specialty run-off:
E&S Property	10.4	13.4	0.5	24.3
E&S Casualty	40.4	66.9	4.9	112.2
Programs	20.4	15.0	1.4	36.8
Total Specialty run-off	71.2	95.3	6.8	173.3
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$497.8	$471.5	$56.8	$1,026.1

($ millions)
December 31, 2019	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
Personal Insurance Segment:
Personal Auto	$112.1	$43.7	$7.1	$162.9
Homeowners	36.7	28.1	4.4	69.2
Other personal	5.4	9.0	0.7	15.1
Total Personal Insurance Segment	154.2	80.8	12.2	247.2
Commercial Insurance Segment:
Commercial Auto	46.3	27.6	2.8	76.7
Small Commercial Package	41.1	64.1	5.3	110.5
Middle Market Commercial	62.4	76.5	13.9	152.8
Workers’ Compensation	67.6	106.6	13.6	187.8
Farm & Ranch	8.4	4.4	0.5	13.3
Other Commercial	2.5	28.4	—	30.9
Total Commercial Insurance Segment	228.3	307.6	36.1	572.0
Specialty run-off:
E&S Property	14.9	12.2	0.7	27.8
E&S Casualty	44.4	94.7	6.8	145.9
Programs	34.8	23.0	2.2	60.0
Total Specialty run-off	94.1	129.9	9.7	233.7
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$476.6	$518.3	$58.0	$1,052.9

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
At December 31, 2020, asbestos reserves were $1.9 million and environmental reserves were $20.3 million, for a total reserve of $22.2 million, or 2.2% of net losses and loss expenses payable. Relative to December 31, 2019, asbestos and environmental reserves decreased $0.3 million and $0.5 million, respectively.
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
For the December 31, 2020 and 2019 valuations, the Adjusted RP-2014 mortality table was used as a baseline for the mortality assumption and to project future mortality rates. Incorporated into the table are rates projected generationally using Scale MP-2017 to reflect mortality improvement (Scale MP-2016 was used at the beginning of the year). The January 1, 2020 and 2019 actuarial reports of the benefit plans included these revised mortality assumptions.
To calculate the State Auto Group’s December 31, 2020 benefit obligation for each of the benefit plans, we used a discount rate of 2.32% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the FTSE Pension Discount Curve at the measurement date. A lower discount rate, all else being equal, results in a higher present value benefit obligation. To calculate our benefit obligation at December 31, 2020 and net periodic benefit cost for the year ended December 31, 2021, a discount rate of 1.95% and an expected long-term rate of return on plan assets of 6.25% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.
As a result of revised mortality assumptions and the change in the discount rate, the benefit plan’s liability increased $27.2 million for the year ended December 31, 2020 and decreased $3.1 million for the year ended December 31, 2019.
Effective January 1, 2020, we changed the funding of our postretirement benefit plan from self-insured to a fully-insured group Medicare advantage program. The group Medicare advantage program is less than half the cost of the self-insured plan. As a result, the postretirement benefit plan's liability decreased $13.9 million for the year ended December 31, 2019.
The following table sets forth an illustration of variability with respect to the discount rate on the December 31, 2020 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2021, along with the variability of the expected return on plan assets to the expected net periodic benefit cost for the year ending December 31, 2021. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	2.07%	2.32%	2.57%	1.70%	1.95%	2.20%
Benefit obligation	$570.9	549.6	529.4	$10.4	10.2	10.0
Net periodic benefit cost (benefit)	$7.6	6.5	5.5	$(5.6)	(5.6)	(5.6)

	Expected return on plan assets
	6.00%	6.25%	6.50%
Net periodic benefit cost	$7.2	6.5	5.8
The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2020, our ABO and PBO were $522.8 million and $549.6 million, respectively. At December 31, 2020, our defined benefit pension plan’s fair value of the assets was $506.7 million, which resulted in an underfunded status within our balance sheet of $42.9 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $15.0 million in 2021.
The unfunded status on the pension plan and supplemental executive retirement plan decreased from $48.1 million at December 31, 2019, to $56.0 million at December 31, 2020. Primarily influencing the change from year to year are actuarial gains and losses arising from factors that include (i) changes in the discount rate, (ii) expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation changes, and (iii) changes in returns on our plan assets.
See Note 12, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.

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
Our consolidated financial statements, including the notes thereto, are as follows:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of State Auto Financial Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of State Auto Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the year then ended, including the related notes and schedules of summary of investments – other than investments in related parties as of December 31, 2020, condensed financial information of registrant as of and for the year ended December 31, 2020, and supplementary insurance information and reinsurance for the year ended December 31, 2020 appearing after the signatures page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Losses and Loss Expenses Payable (“Loss Reserves”)
As described in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2020, the Company’s losses and loss expenses payable (“loss reserves”) were $1,050.4 million. Loss reserves reflect the estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves are estimated using various standard actuarial projection methods and assumptions based on historical reporting and settlement patterns, expected loss ratios, trends in claims severity and frequency, and other factors. Estimates are refined as part of a regular, ongoing process as historical loss experience develops and additional claims are reported and settled.
The principal considerations for our determination that performing procedures relating to the valuation of loss reserves is a critical audit matter are the significant judgment by management when developing their estimate of loss reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the various actuarial projection methods and significant assumptions based on historical reporting and settlement patterns and expected loss ratios. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss reserves, including controls over the various actuarial projection methods and development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of loss reserves for certain lines of business using independently derived assumptions based on historical reporting and settlement patterns and expected loss ratios, and comparing this independent estimate to management’s actuarially determined reserves. Developing the independent estimate also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 10, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of State Auto Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of State Auto Financial Corporation and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 1994 to 2020
Grandview Heights, Ohio
February 27, 2020
except for Note 2, as to which the date is
March 10, 2021

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2020	2019
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,117.0 and $2,080.0, respectively)	$2,237.2	$2,128.4
Equity securities	389.7	395.2
Other invested assets	71.1	69.7
Other invested assets, at cost	12.1	6.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,780.1	2,669.8
Cash and cash equivalents	90.7	78.0
Accrued investment income and other assets	29.7	31.7
Premiums receivable	14.0	13.6
Deferred policy acquisition costs (affiliated net assumed $30.1 and $20.2, respectively)	122.2	111.1
Reinsurance recoverable on losses and loss expenses payable	24.3	13.6
Prepaid reinsurance premiums	8.3	7.5
Due from affiliate	—	4.1
Current federal income taxes	1.7	6.3
Net deferred federal income taxes	27.3	39.7
Property and equipment, at cost (net of accumulated depreciation of $3.5 and $5.9, respectively)	4.2	4.2
Total assets	$3,102.5	$2,979.6
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $438.8 and $500.8, respectively)	$1,050.4	$1,066.5
Unearned premiums (affiliated net assumed $452.4 and $415.8, respectively)	723.4	649.2
Notes payable (affiliates $15.3 and $15.2, respectively)	122.1	122.0
Pension and postretirement benefits	66.2	59.5
Due to affiliate	11.2	—
Other liabilities (affiliated net assumed $22.4 and $16.1, respectively)	119.2	114.9
Total liabilities	2,092.5	2,012.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 50.7 and 50.4 shares issued, respectively, at stated value of $2.50 per share	126.8	125.9
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.4)	(117.5)
Additional paid-in capital	213.3	206.7
Accumulated other comprehensive income (loss)	13.9	(26.9)
Retained earnings	774.4	779.3
Total stockholders’ equity	1,010.0	967.5
Total liabilities and stockholders’ equity	$3,102.5	$2,979.6

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2020	2019	2018

Earned premiums (affiliated net assumed $267.5, $222.5, and $318.6, respectively)	$1,380.9	$1,250.2	$1,237.6
Net investment income (affiliates $2.8, $3.6, and $4.9, respectively)	72.1	80.4	84.9
Net investment gain (loss)	27.3	74.2	(49.7)
Other income from affiliates	2.1	2.4	2.6
Total revenues	1,482.4	1,407.2	1,275.4
Losses and loss expenses (affiliated net assumed $184.2, $169.3, and $180.5, respectively)	972.6	844.8	796.4
Acquisition and operating expenses (affiliated net assumed $102.6, $69.1, and $108.7, respectively)	481.4	440.7	450.2
Interest expense (affiliates $0.8, $1.1, and $1.0, respectively)	4.7	4.9	5.7
Other expenses	9.3	11.3	11.0
Total expenses	1,468.0	1,301.7	1,263.3
Income before federal income taxes	14.4	105.5	12.1
Federal income tax expense (benefit)
Current	(0.3)	(0.4)	(1.1)
Deferred	1.6	20.1	1.0
Total federal income tax expense (benefit)	1.3	19.7	(0.1)
Net income	$13.1	$85.8	$12.2
Earnings per common share:
Basic	$0.30	$1.98	$0.29
Diluted	$0.30	$1.93	$0.28

See accompanying notes to consolidated financial statements.
Consolidated Statements of Comprehensive Income (Loss)

($ millions)	Year ended December 31
	2020	2019	2018

Net income	$13.1	$85.8	$12.2
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain (loss) on available-for-sale investments:
Unrealized holding gains (losses) arising during year	71.5	80.7	(46.4)
Reclassification adjustments for losses (gains) realized in net income	0.3	(3.5)	(2.0)
Income tax (expense) benefit	(15.1)	(16.2)	10.1
Total change in net unrealized holding gain (loss) on available-for-sale investments	56.7	61.0	(38.3)
Net unrecognized benefit plan obligations:
Net actuarial (loss) gain arising during period	(27.4)	7.5	(4.3)
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(6.3)	(6.3)	(6.3)
Net actuarial gain	13.7	9.6	13.2
Income tax benefit (expense)	4.1	(2.3)	(0.6)
Total net unrecognized benefit plan obligations	(15.9)	8.5	2.0
Other comprehensive income (loss)	40.8	69.5	(36.3)
Comprehensive income (loss)	$53.9	$155.3	$(24.1)

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2020	2019	2018
Common shares:
Balance at beginning of year	50.4	50.0	49.2
Issuance of shares	0.3	0.4	0.8
Balance at end of year	50.7	50.4	50.0
Treasury shares:
Balance at beginning of year	(6.9)	(6.8)	(6.8)
Issuance of shares	—	(0.1)	—
Balance at end of year	(6.9)	(6.9)	(6.8)
Common stock:
Balance at beginning of year	$125.9	$125.0	$123.0
Issuance of shares	0.9	0.9	2.0
Balance at end of year	$126.8	$125.9	$125.0
Treasury stock:
Balance at beginning of year	$(117.5)	$(117.0)	$(116.8)
Shares acquired on stock award exercises and vested restricted shares	(0.9)	(0.5)	(0.2)
Balance at end of year	$(118.4)	$(117.5)	$(117.0)
Additional paid-in capital:
Balance at beginning of year	$206.7	$194.2	$171.8
Issuance of common stock	3.0	5.1	13.3
Stock awards granted	3.6	7.4	9.1
Balance at end of year	$213.3	$206.7	$194.2
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(26.9)	$(96.4)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	—	(63.9)
Change in unrealized holding gain (loss) on investments, net of tax	56.7	61.0	(38.3)
Change in unrecognized benefit plan obligations, net of tax	(15.9)	8.5	2.0
Balance at end of year	$13.9	$(26.9)	$(96.4)
Retained earnings:
Balance at beginning of year	$779.3	$710.9	$652.0
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	—	—	63.9
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	(0.5)	—	—
Net income	13.1	85.8	12.2
Dividends declared (affiliates $10.4, $10.4 and $10.4, respectively)	(17.5)	(17.4)	(17.2)
Balance at end of year	$774.4	$779.3	$710.9
Total stockholders’ equity at end of year	$1,010.0	$967.5	$816.7

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2020	2019	2018
Cash flows from operating activities:
Net income	$13.1	$85.8	$12.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net	10.6	9.4	8.9
Share-based compensation	0.9	6.1	11.1
Net investment (gain) loss	(27.3)	(74.2)	49.7
Changes in operating assets and liabilities:
Deferred policy acquisition benefits	(11.1)	(9.2)	8.4
Accrued investment income and other assets	2.0	0.7	3.9
Premiums receivables	(0.4)	(0.9)	(2.7)
Postretirement and pension benefits	(16.9)	(14.5)	(16.9)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(11.5)	(9.0)	(2.6)
Other liabilities and due to/from affiliates, net	25.8	(42.5)	51.1
Losses and loss expenses payable	(16.6)	(80.3)	(108.8)
Unearned premiums	74.2	65.0	(27.6)
Deferred tax expense on share-based awards	—	(0.9)	0.9
Federal income taxes	6.2	20.6	(1.0)
Net cash provided by (used in) operating activities	$49.0	$(43.9)	$(13.4)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	$(661.0)	$(592.6)	$(349.6)
Purchases of equity securities	(88.9)	(63.4)	(91.4)
Purchases of other invested assets	(7.6)	(13.3)	(1.8)
Maturities, calls and pay downs of fixed maturities available-for-sale	384.1	386.3	229.8
Sales of fixed maturities available-for-sale	229.0	308.8	98.0
Sales of equity securities	121.1	45.4	97.8
Sales of other invested assets	1.3	1.3	1.2
Net disposals of property and equipment	0.2	1.6	—
Net cash (used in) provided by investing activities	$(21.8)	$74.1	$(16.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	$3.9	$5.9	$15.4
Payments to acquire treasury stock	(0.9)	(0.5)	(0.2)
Payments of dividends (affiliates $10.4, $10.4 and $10.4, respectively)	(17.5)	(17.4)	(17.1)
Payment of prepayment fee	—	—	(0.4)
Proceeds from short-term debt	60.0	—	—
Repayment of short-term debt	(60.0)	—	—
Proceeds from long-term debt	21.5	—	—
Repayment of long-term debt	(21.5)	—	—
Net cash used in financing activities	$(14.5)	$(12.0)	$(2.3)
Net increase (decrease) in cash and cash equivalents	12.7	18.2	(31.7)
Cash and cash equivalents at beginning of year	78.0	59.8	91.5
Cash and cash equivalents at end of year	$90.7	$78.0	$59.8
Supplemental disclosures:
Interest paid (affiliates $0.8, $1.1, and $1.0, respectively)	$4.7	$4.8	$5.7
Federal income tax refund	$4.9	$—	$—

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
d. Investments
Investments in fixed maturities are classified as available-for-sale and are carried at fair value. On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments on a prospective basis for its fixed maturities. The updated and prior policy for the available-for-sale fixed maturities are outlined below.
December 31, 2020
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
Changes in the allowance for credit losses are recorded in the "net investment gain (loss)" line item on the condensed consolidated statement of income. Losses are charged against the allowance when management believes the uncollectibility of a fixed maturity is confirmed or when either of the criteria regarding intent or requirement to sell is met. Description and disclosure of credit losses on fixed maturities are disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The Company excludes accrued interest receivable from both the estimated fair value and the amortized cost basis of available-for-sale fixed maturities and includes such amounts within "accrued investment income and other assets" on the Company's condensed consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible.
December 31, 2019 and 2018
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
e. Cash Equivalents
The Company considers all liquid debt instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The carrying amounts reported approximate their fair value.

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
The following table sets forth net deferred acquisition costs for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020	2019	2018
Balance, beginning of year	$111.1	$101.9	$110.3
Acquisition costs deferred	247.7	225.7	211.6
Acquisition costs amortized to expense	(236.6)	(216.5)	(220.0)
Balance, end of year	$122.2	$111.1	$101.9

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
h. Losses and Loss Expenses Payable
Losses and loss expenses payable reflect the estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves are estimated using various standard actuarial projection methods and assumptions based on historical reporting and settlement patterns, expected loss ratios, trends in claims severity and frequency and other factors. There can be no assurance that the ultimate liability will not vary materially from such estimates. Estimates are refined as part of a regular, ongoing process as historical loss experience develops and additional claims are reported and settled, and such adjustments are included in current operations (see Note 5). Anticipated salvage and subrogation is estimated using historical experience. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $28.7 million and $28.2 million at December 31, 2020 and 2019, respectively, represents management’s best estimate of the ultimate liability related to reported and unreported claims.
i. Reinsurance Recoverables
Management assesses expected credit losses on third party reinsurance recoverables for the entire State Auto Pool and, pursuant to the Pooling Arrangement (as defined in Note 9), the Company is responsible for its share of the estimated uncollectible reinsurance for the entire pool. Management uses A.M. Best’s Financial Strength ratings or equivalent such as S&P, Moody’s, or Fitch when an A.M. Best Financial Strength rating is not available to assess the credit risk of the reinsurance recoverables. The estimate of expected credit losses considers historical credit loss information as well as current conditions and reasonable and supportable forecasts. Description and disclosure of credit losses on reinsurance recoverables are disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

j. Premiums
Premiums are recognized as earned pro rata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Premiums receivable represents the billed and due premium written directly by the STFC Pooled Companies.
Under the terms of the Pooling Arrangement, each period State Auto Mutual collects all premiums from policyholders and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for their share of the Pooled Companies net premiums written during the quarter. Description and disclosure of the allowance for uncollectible premiums receivable balance is disclosed in Note 9.
l. New Accounting Standards
Adoption of Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. This includes the Company's direct third party reinsurance recoverables, and the Company's share of the State Auto Group's third party reinsurance recoverables assumed via the Pooling Arrangement (as defined in Note 9). In addition, ASC 326 made changes to the accounting for available-for-sale fixed maturities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale fixed maturities management does not intend to sell or believes that it is more likely than not they will not be required to sell.
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
Compensation—Retirement Benefits—Defined Benefit Plans—General
On August 28, 2018, the FASB issued ASU 2018-14, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2020 and will be effective January 1, 2021. The Company has early-adopted these disclosure updates in this Form 10-K.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04 to address constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective upon issuance through December 31, 2022. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's results of operations, consolidated financial position, or cash flows.
2. Revision of Misstatement in Prior Year Financial Statements
Management identified a number of errors in the Company’s historical financial statements as further described below. In accordance with the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded that the errors were not material to the consolidated financial statements as presented in the Company’s quarterly and annual financial statements that had been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. The Company revised the previously issued annual consolidated financial statements for 2019 and 2018 in this Form 10-K to correct these errors as well as other immaterial out of period adjustments previously identified. As periods prior to 2018 were impacted, retained earnings as of January 1, 2018 was decreased by $1.2 million to recognize the cumulative net of tax impact of the correction of the errors as of that date.
The Company corrected a balance sheet classification error at December 31, 2019 to separately present premiums receivable on its consolidated balance sheet. This had no impact on the underwriting results or cash flows of the Company.
The Company changed the funding of its postretirement benefit plan effective January 1, 2020. As a result, the reported pension and postretirement benefits liability was reduced and reported stockholders' equity increased by recording additional pre-tax actuarial gain within accumulated other comprehensive income (loss) for the period ended December 31, 2019. There was no income statement impact for this change.
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company’s year-end 2019 consolidated balance sheet and year-end 2019 and 2018 consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flow from the previously reported amounts to the revised amounts.

Revised Consolidated Balance Sheet
($ in millions)	Year Ended December 31, 2019
	As Reported	Adjustment	As Revised
Assets
Fixed maturities, available-for-sale, at fair value	$2,127.9	$0.5	$2,128.4
Premiums receivable	—	13.6	13.6
Due from affiliate	21.5	(17.4)	4.1
Net deferred federal income taxes	42.2	(2.5)	39.7
Total Assets	2,985.4	(5.8)	2,979.6
Liabilities and Stockholders’ Equity
Pension and postretirement benefits	72.9	(13.4)	59.5
Total liabilities	2,025.5	(13.4)	2,012.1
Stockholders’ equity:
Accumulated other comprehensive income (loss)	(37.9)	11.0	(26.9)
Retained earnings	782.7	(3.4)	779.3
Total stockholders’ equity	959.9	7.6	967.5
Total liabilities and stockholders’ equity	2,985.4	(5.8)	2,979.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Revised Consolidated Statement of Income
($ in millions, except per share amounts)	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Earned premiums	$1,253.0	$(2.8)	$1,250.2	$1,238.0	$(0.4)	$1,237.6
Total revenues	1,410.0	(2.8)	1,407.2	1,275.8	(0.4)	1,275.4
Acquisition and operating expenses	442.0	(1.3)	440.7	449.8	0.4	450.2
Total expenses	1,303.0	(1.3)	1,301.7	1,262.9	0.4	1,263.3
Income before federal income taxes	107.0	(1.5)	105.5	12.9	(0.8)	12.1
Deferred income tax expense (benefit)	20.0	0.1	20.1	1.2	(0.2)	1.0
Total federal income tax expense (benefit)	19.6	0.1	19.7	0.1	(0.2)	(0.1)
Net income	87.4	(1.6)	85.8	12.8	(0.6)	12.2
Earnings per common share:
Basic	$2.01	$(0.03)	$1.98	$0.30	$(0.01)	$0.29
Diluted	$1.96	$(0.03)	$1.93	$0.29	$(0.01)	$0.28

Revised Consolidated Statement of Comprehensive Income
($ millions)	Year Ended December 31, 2019
	As Reported	Adjustment	As Revised
Net income	$87.4	$(1.6)	$85.8
Other comprehensive income, net of tax:
Net change in unrealized holding gain on available-for-sale investments:
Unrealized holding gains arising during year	80.2	0.5	80.7
Income tax expense	(16.1)	(0.1)	(16.2)
Total change in net unrealized holding gain on available-for-sale investments	60.6	0.4	61.0
Net unrecognized benefit plan obligations:
Net actuarial gain (loss) arising during period	(5.9)	13.4	7.5
Income tax benefit (expense)	0.5	(2.8)	(2.3)
Total net unrecognized benefit plan obligations	(2.1)	10.6	8.5
Other comprehensive income	58.5	11.0	69.5
Comprehensive income	145.9	9.4	155.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Revised Consolidated Statement of Cash Flows
($ in millions)	Year ended December 31, 2019			Year ended December 31, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net income	$87.4	$(1.6)	$85.8	$12.8	$(0.6)	$12.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Premiums receivable	—	(0.9)	(0.9)	—	(2.7)	(2.7)
Other liabilities and due to/from affiliates, net	(44.9)	2.4	(42.5)	47.6	3.5	51.1
Federal income taxes	20.5	0.1	20.6	(0.8)	(0.2)	(1.0)
Net cash used in operating activities	(43.9)	—	(43.9)	(13.4)	—	(13.4)

3. Investments
The following tables set forth the cost or amortized cost and fair value of investments by lot at December 31, 2020 and 2019:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$45.2	$—	$551.7
Obligations of states and political subdivisions	511.3	30.4	(0.2)	541.5
Corporate securities	459.9	23.4	—	483.3
U.S. government agencies mortgage-backed securities	639.3	22.9	(1.5)	660.7
Total available-for-sale fixed maturities	$2,117.0	$121.9	$(1.7)	$2,237.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$569.2	$12.6	$(3.3)	$578.5
Obligations of states and political subdivisions	404.3	21.1	—	425.4
Corporate securities	460.5	11.7	(0.4)	471.8
U.S. government agencies mortgage-backed securities	646.0	11.3	(4.6)	652.7
Total available-for-sale fixed maturities	$2,080.0	$56.7	$(8.3)	$2,128.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2020 and 2019:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2020	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.6	$—	4	$—	$—	—	$9.6	$—	4
Obligations of states and political subdivisions	19.5	(0.2)	5	—	—	—	19.5	(0.2)	5
Corporate securities	1.5	—	2	—	—	—	1.5	—	2
U.S. government agencies mortgage-backed securities	136.1	(1.4)	35	7.0	(0.1)	3	143.1	(1.5)	38
Total fixed maturities	$166.7	$(1.6)	46	$7.0	$(0.1)	3	$173.7	$(1.7)	49

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
December 31, 2019	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$136.0	$(2.5)	17	$157.6	$(0.8)	11	$293.6	$(3.3)	28
Corporate securities	—	—	—	40.8	(0.4)	7	40.8	(0.4)	7
U.S. government agencies mortgage-backed securities	126.6	(1.5)	15	137.9	(3.1)	32	264.5	(4.6)	47
Total fixed maturities	$262.6	$(4.0)	32	$336.3	$(4.3)	50	$598.9	$(8.3)	82

The Company reviewed its investments at December 31, 2020 and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2020:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$140.5	$141.6
Due after 1 year through 5 years	510.3	540.4
Due after 5 years through 10 years	161.6	172.6
Due after 10 years	665.3	721.9
U.S. government agencies mortgage-backed securities	639.3	660.7
Total	$2,117.0	$2,237.2

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At December 31, 2020, State Auto P&C had fixed maturity securities, with a carrying value of approximately $106.5 million, that were pledged as collateral for the FHLB Loan (as defined in Note 10). In accordance with the terms of the FHLB Loan, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. government agencies mortgage-backed securities” classification of the Company’s fixed maturity securities portfolio.
At December 31, 2020, State Auto P&C had fixed maturities with fair values of approximately $32.2 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company ("Home State") as defined in Note 7. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of approximately $9.7 million and $9.3 million were on deposit with insurance regulators as required by law at December 31, 2020 and 2019, respectively.
The following table sets forth the components of net investment income for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020	2019	2018
Fixed maturities	$59.6	$62.3	$65.3
Equity securities	9.3	13.2	13.4
Cash and cash equivalents, and other	4.0	5.5	7.2
Investment income	72.9	81.0	85.9
Investment expenses	0.8	0.6	1.0
Net investment income	$72.1	$80.4	$84.9

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments in 2020, 2019 and 2018 were $351.4 million, $355.5 million, and $197.0 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the gains (losses) on investments on the Company’s investment portfolio for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020	2019	2018
Investment gain (loss), net:
Fixed maturities:
Realized gains on securities sold	$5.2	$3.5	$2.0
Realized losses on securities sold	(5.5)	—	—
Net (loss) gain on fixed maturities	(0.3)	3.5	2.0
Net gain (loss) on equity securities	26.7	62.1	(44.0)
Net gain (loss) on other invested assets	0.7	9.9	(7.7)
Other net realized gain (loss)	0.2	(1.3)	—
Net gain (loss) on investments	$27.3	$74.2	$(49.7)

Change in net unrealized holding gains (losses), net of tax
Fixed maturities	$71.8	$77.2	$(48.4)
Deferred federal income tax (liability) benefit	(15.1)	(16.2)	10.1
Change in net unrealized holding gains (losses), net of tax	$56.7	$61.0	$(38.3)

The unrealized holding gains (losses) recognized during the reporting period on equity securities still held at December 31, 2020, 2019 and 2018 were $58.5 million, $63.9 million, and $(49.7) million, respectively. The unrealized holding gains (losses) recognized during the reporting period on other invested assets still held at December 31, 2020, 2019 and 2018 were $0.8 million, $9.9 million, and $(7.7) million, respectively.
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
The Company utilizes a nationally recognized pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2020 and 2019, the Company did not adjust any of the prices received from the pricing service.
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
Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by third party investment managers. The fund had a fair value of $55.8 million and $56.4 million at December 31, 2020 and 2019, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund including obtaining and reviewing the fund’s audited financial statements. There is no unfunded commitment related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, based on an observable market price for an identical asset in an active market, reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the Company’s investments within the fair value hierarchy at December 31, 2020 and 2019:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$551.7	$—	$551.7
Obligations of states and political subdivisions	541.5	—	541.5
Corporate securities	483.3	—	483.3
U.S. government agencies mortgage-backed securities	660.7	—	660.7
Total available-for-sale fixed maturities	2,237.2	—	2,237.2
Equity securities:
Large-cap securities	134.2	134.2	—
Mutual and exchange traded funds	255.5	255.5	—
Total equity securities	389.7	389.7	—
Other invested assets	15.3	15.3	—
Total investments	$2,642.2	$405.0	$2,237.2

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$578.5	$—	$578.5
Obligations of states and political subdivisions	425.4	—	425.4
Corporate securities	471.8	—	471.8
U.S. government agencies mortgage-backed securities	652.7	—	652.7
Total fixed maturities	2,128.4	—	2,128.4
Equity securities:
Large-cap securities	104.4	104.4	—
Mutual and exchange traded funds	290.8	290.8	—
Total equity securities	395.2	395.2	—
Other invested assets	13.3	13.3	—
Total investments	$2,536.9	$408.5	$2,128.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are common stock of the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the Trust Securities (as defined in Note 9b). The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at December 31, 2020 was $11.6 million and the fair value of the Trust Securities were $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.
Notes Receivable from Affiliates
In May 2019, the Company refinanced its two prior credit agreements with State Auto Mutual at an interest rate of 4.05%, with principal payable in May 2029. The Company estimates the fair value of the notes receivable from affiliates using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. This has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	December 31, 2020			December 31, 2019
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, issued May 2019	$70.0	$80.4	4.05%	$70.0	$74.6	4.05%

Notes Payable
Included in notes payable are the FHLB Loans (as defined in Note 10) and Subordinated Debentures. The Company estimates the fair value of the FHLB Loans by discounting cash flows using a borrowing rate currently available to the Company for a loan with similar terms. The FHLB Loans have been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	December 31, 2020			December 31, 2019
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2021:, issued $21.5, September 2016 with fixed interest	$—	$—	—%	$21.5	$21.5	1.73%
FHLB Loan due 2030: issued $21.5, September 2020 with fixed interest	21.5	21.6	1.37%	—	—	—%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	107.1	3.96%	85.3	97.8	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.3	15.3	4.43%	15.2	15.2	6.11%
Total notes payable	$122.1	$144.0		$122.0	$134.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31:

($ millions)	2020	2019	2018
Losses and loss expenses payable, at beginning of year	$1,066.5	$1,146.8	$1,255.6
Less: reinsurance recoverable on losses and loss expenses payable	13.6	5.5	3.1
Net balance at beginning of year	1,052.9	1,141.3	1,252.5
Incurred related to:
Current year	1,008.2	913.5	876.6
Prior years	(35.6)	(68.7)	(80.2)
Total incurred	972.6	844.8	796.4
Paid related to:
Current year	599.5	530.4	456.5
Prior years	399.9	402.8	451.1
Total paid	999.4	933.2	907.6
Net balance at end of year	1,026.1	1,052.9	1,141.3
Plus: reinsurance recoverable on losses and loss expenses payable	24.3	13.6	5.5
Losses and loss expenses payable	$1,050.4	$1,066.5	$1,146.8

The Company recorded favorable development related to prior years’ loss and loss expense reserves in 2020 of $35.6 million. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves was due to $78.4 million of favorable development in the commercial insurance segment. In the commercial insurance segment, all products developed favorably, with workers' compensation, small commercial package and middle market commercial contributing $24.9 million, $23.0 million and $16.7 million, respectively. Partially offsetting the favorable development was adverse development in the personal insurance segment and specialty run-off, which contributed $21.7 million and $5.2 million, respectively. The adverse development in the personal insurance segment was primarily driven by personal auto, which contributed $20.3 million of adverse development. The personal auto adverse development was driven by higher than expected severity of bodily injury claims from multiple accident years. The specialty run-off adverse development primarily related to an adverse court decision for an E&S casualty claim from 2016. Partially offsetting the favorable development of prior years' non-catastrophe loss and ALAE reserves was adverse development in catastrophe loss and ALAE reserves of $13.4 million driven by $12.4 million of adverse development in E&S property related to Hurricane Irma.
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
The above information is provided for each of the Company’s reportable insurance segments and specialty run-off and then is further disaggregated between short and long-tail where "tail" refers to the time period between the occurrence of a loss and the ultimate settlement of the claims. See Note 18 for discussion of the Company’s reportable segments.
The personal insurance segment generally consists of only short-tail business, whereas the commercial insurance segment and specialty run-off have both short and long-tail business. The Company determined that these disaggregated groupings have more homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
Short-Tail Business: For short-tail business, claims are typically settled within five years, and the most common actuarial estimates are based on methods using link ratio projections of incurred losses (paid plus outstanding amounts) and paid losses, and methods projecting claim counts and claim severities. Separate projections are made for catastrophes based on specific information known through the reporting date.
Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio and Bornhuetter-Ferguson methods.
Cumulative Claim Frequency: Cumulative claim frequency is defined as the cumulative number of reported claims ("reported claims"). Reported claims include claims that do not result in a liability (e.g. those below a deductible). Reported claims disclosed in the tables below are for the State Auto Group and have not been pooled (see Note 9a for additional information regarding the Pooling Arrangement).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Personal Insurance Segment - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to higher than expected emergence of all personal insurance products. The emergence was primarily attributable to higher severity for bodily injury claims from the 2017, 2018 and 2019 accident years.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020

	For the Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020	IBNR+	Reported Claims (1)

2016	$368.5	$370.0	$361.4	$360.8	$361.4	$0.9	151,620
2017		372.4	355.0	351.9	356.0	1.3	151,727
2018			418.5	411.4	418.2	4.4	154,705
2019				497.5	508.2	21.0	163,378
2020					509.3	87.4	123,234
				Total	$2,153.1

* Supplementary information and unaudited
(1) Personal insurance segment - short-tail is an aggregation of the homeowners and personal auto product lines. Homeowners reported claims are counted by claimant and personal auto claims are counted by coverage.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020

2016	$231.9	$316.2	$342.6	$352.1	$356.5
2017		236.8	315.8	335.7	347.9
2018			276.4	375.1	400.2
2019				343.7	457.7
2020					344.4
				Total	$1,906.7
All outstanding liabilities before 2016, net of reinsurance					$3.8
Losses and allocated loss adjustment expenses payable, net of reinsurance					$250.2

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

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
	For the Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020	IBNR+	Reported Claims(1)

2016	$237.0	$227.6	$225.2	$220.6	$217.2	$6.0	34,872
2017		236.8	225.5	215.9	209.1	9.0	32,101
2018			228.4	216.4	207.3	17.7	31,055
2019				248.2	236.1	44.1	32,362
2020					328.2	75.0	29,540
				Total	$1,197.9

* Supplementary information and unaudited
(1) Commercial insurance segment - short-tail is an aggregation of the commercial auto, small commercial package, middle market commercial and farm & ranch product lines. Commercial auto reported claims are counted by coverage and small commercial package, middle market commercial and farm & ranch reported claims are counted by claimant.

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2016*	2017*	2018*	2019*	2020

2016	$99.2	$147.3	$176.7	$196.1	$204.2
2017		104.9	153.9	175.5	188.0
2018			98.7	144.6	161.0
2019				108.4	159.7
2020					170.6
				Total	$883.5
All outstanding liabilities before 2016, net of reinsurance					$34.9
Losses and allocated loss adjustment expenses payable, net of reinsurance					$349.3

* Supplementary information and unaudited

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Commercial Insurance Segment - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to lower than expected emergence in the workers’ compensation product, primarily driven by lower than expected severity from multiple accident years.

($ in millions except number of claims)
	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	IBNR+	Reported Claims(1)

2011	$44.6	$47.4	$45.5	$44.8	$44.8	$44.9	$43.9	$42.9	$42.3	$41.7	$1.9	12,228
2012		49.7	45.8	43.7	44.1	43.9	42.9	41.7	40.5	39.8	2.1	12,762
2013			48.7	45.4	44.1	43.4	42.9	41.5	40.5	39.2	3.5	11,319
2014				51.6	50.0	47.1	45.7	45.3	43.4	41.0	4.8	11,570
2015					59.7	59.4	56.5	53.7	51.3	48.7	6.7	11,161
2016						62.6	60.6	57.2	53.9	49.5	9.2	12,453
2017							59.0	56.4	53.7	49.1	8.7	12,574
2018								56.4	53.6	49.3	11.6	12,541
2019									54.4	52.9	13.3	12,045
2020										55.5	26.0	10,851
									Total	$466.7

* Supplementary information and unaudited
(1) Commercial insurance segment-long-tail consists of the workers' compensation product. Workers' compensation reported claims are counted by a combination of claimant and coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020

2011	$12.4	$25.4	$31.9	$35.0	$36.9	$37.7	$38.1	$38.6	$38.9	$39.0
2012		12.6	23.5	29.8	32.7	34.7	35.8	36.4	36.6	36.8
2013			12.3	23.3	29.0	32.3	33.7	34.2	34.4	34.6
2014				12.4	24.4	30.0	32.8	34.1	34.6	35.0
2015					13.9	28.2	35.7	38.3	39.5	40.2
2016						12.6	26.8	32.3	35.6	37.0
2017							13.2	27.0	32.8	36.8
2018								13.2	26.4	32.5
2019									14.7	29.2
2020										13.3
										$334.4
			All outstanding liabilities before 2011, net of reinsurance							$30.6
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$162.9

* Supplementary information and unaudited

Specialty run-off - Short-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was due to increases in estimates for claims related to Hurricane Irma.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020

	For the Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020	IBNR+	Reported Claims(1)

2016	$99.3	$99.5	$102.7	$105.7	$105.3	$5.3	9,413
2017		134.2	129.7	138.3	150.6	16.3	11,340
2018			18.5	20.5	19.8	2.4	2,410
2019				1.0	1.1	—	61
2020					0.3	0.1	13
				Total	$277.1

* Supplementary information and unaudited
(1) Specialty run-off-short-tail is an aggregation of the E&S Property and programs product lines. E&S Property and programs reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2016*	2017*	2018*	2019*	2020

2016	$25.2	$50.2	$69.9	$87.4	$96.0
2017		39.0	77.5	101.2	121.3
2018			6.3	10.7	13.3
2019				0.5	0.9
2020					0.1
				Total	$231.6
	All outstanding liabilities before 2016, net of reinsurance				$13.7
	Losses and allocated loss adjustment expenses payable, net of reinsurance				$59.2

* Supplementary information and unaudited

Specialty run-off - Long-Tail
The change in incurred losses and loss adjustment expenses for prior accident years was primarily related to an adverse court decision relating to an E&S casualty claim from accident year 2016.

($ in millions except number of claims)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020

	For the Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	IBNR+	Reported Claims(1)

2011	$11.9	$10.7	$10.7	$10.2	$10.1	$10.9	$10.5	$9.7	$9.5	$9.5	$0.8	1,250
2012		16.7	16.7	15.4	17.6	17.4	16.5	16.0	16.1	16.2	$0.6	1,199
2013			20.1	18.9	17.9	16.5	15.9	15.3	15.0	15.4	$1.0	1,562
2014				23.3	25.2	27.1	28.3	29.5	30.0	31.0	2.6	2,030
2015					38.6	44.9	44.8	45.7	45.0	48.6	6.3	3,167
2016						60.8	62.9	64.8	64.3	70.2	10.6	9,505
2017							71.6	73.1	70.5	66.3	20.6	9,245
2018								53.0	53.3	51.5	21.5	6,203
2019									4.1	4.6	4.2	2,352
2020										0.2	0.2	19
									Total	$313.5

* Supplementary information and unaudited
(1) Specialty run-off-long-tail consists of the E&S Casualty product line. E&S Casualty reported claims are counted by claimant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

($ in millions)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020

2011	$0.9	$3.0	$5.2	$6.6	$7.1	$7.9	$8.1	$8.4	$8.6	$8.7
2012		0.9	4.0	7.3	10.3	12.5	14.0	14.1	14.7	14.9
2013			1.1	3.7	6.7	9.0	10.5	12.0	13.3	13.6
2014				1.2	7.2	12.5	16.7	21.5	24.2	25.7
2015					2.7	10.9	20.6	29.1	34.7	36.9
2016						6.0	15.7	31.5	39.7	53.5
2017							5.5	16.4	25.2	35.7
2018								2.7	12.8	20.6
2019									0.1	0.5
2020										—
									Total	$210.1
			All outstanding liabilities before 2011, net of reinsurance							$3.8
			Losses and allocated loss adjustment expenses payable, net of reinsurance							$107.3

* Supplementary information and unaudited

The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and loss expenses payable, with separate disclosure of unallocated loss adjustment expenses, net of reinsurance ("ULAE") and reinsurance recoverable on losses and loss expenses payable, for the years ended December 31:

($ in millions)	2020	2019	2018
Net losses and allocated loss adjustment expenses payable:
Personal Insurance Segment
Short-tail	$250.2	$220.6	$216.0
Other personal	14.9	14.4	13.5
Commercial Insurance Segment
Short-tail	349.3	330.8	336.4
Long-tail	162.9	174.2	182.1
Other commercial	25.5	30.9	27.4
Specialty run-off
Short-tail	59.2	84.9	128.5
Long-tail	107.3	139.1	177.6
Net losses and loss expenses payable	969.3	994.9	1,081.5
ULAE	56.8	58.0	59.8
Reinsurance recoverable on losses and loss expenses payable	24.3	13.6	5.5
Total losses and loss expenses payable	$1,050.4	$1,066.5	$1,146.8

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
Segment	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Personal Insurance:
Short-tail	66.4%	22.9%	6.3%	3.0%	1.2%	N/A	N/A	N/A	N/A	N/A
Commercial Insurance:
Short-tail	48.3%	22.4%	10.6%	7.5%	3.7%	N/A	N/A	N/A	N/A	N/A
Long-tail	28.2%	28.5%	13.8%	7.2%	3.6%	1.7%	1.0%	0.8%	0.5%	0.3%
Specialty run-off:
Short-tail	32.5%	27.5%	15.7%	15.0%	8.2%	N/A	N/A	N/A	N/A	N/A
Long-tail	5.6%	16.9%	19.0%	15.2%	12.5%	8.1%	3.8%	3.0%	2.2%	0.4%

* Supplementary information and unaudited

7. Reinsurance
In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 9a for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; the remainder is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.
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
The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2020 and 2019, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 9a:

($ millions)	2020	2019
Losses and loss expenses payable:
Direct	$581.3	$540.1
Assumed	30.3	25.6
Ceded	(24.3)	(13.6)
Net losses and loss expenses payable	$587.3	$552.1
Unearned premiums:
Direct	$507.7	$495.8
Assumed	39.5	36.7
Ceded	(8.3)	(7.5)
Net unearned premiums	$538.9	$525.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2020, 2019 and 2018, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 9a:

($ millions)	2020	2019	2018
Written premiums:
Direct	$1,080.5	$1,036.9	$915.1
Assumed	87.6	82.5	75.1
Ceded	(39.8)	(31.9)	(23.1)
Net written premiums	$1,128.3	$1,087.5	$967.1
Earned premiums:
Direct	$1,067.6	$976.8	$881.3
Assumed	84.8	81.3	61.0
Ceded	(39.0)	(31.0)	(23.0)
Net earned premiums	$1,113.4	$1,027.1	$919.3
Losses and loss expenses incurred:
Direct	$789.0	$631.4	$572.5
Assumed	56.8	59.6	48.4
Ceded	(57.6)	(15.6)	(4.9)
Net losses and loss expenses incurred	$788.2	$675.4	$616.0

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
At December 31, 2020, the determination of the allowance for credit losses for premiums receivable and reinsurance recoverables included considerations for the potential impacts of the COVID-19 pandemic on the Company's ability to collect balances due from its insureds, agents, and reinsurers.
Reinsurance recoverables
The State Auto Group monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2020, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. The allowance for credit losses is included in the "reinsurance recoverables on losses and loss expenses payable" and "losses and loss expenses payable" line items in the Company's condensed consolidated balance sheets. The Company’s allowance for credit losses for reinsurance recoverables at December 31, 2020 was $0.9 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the amortized cost of the Company's direct third-party reinsurance recoverables by FSR, net of the allowance for credit losses, at December 31, 2020:

($ millions)	Amortized Cost
Financial strength rating:
A++	$1.1
A+	9.5
A	13.7
Reinsurance recoverable on losses and loss expenses payable, net of allowance for credit losses	$24.3

Premiums Receivables
Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Pool premiums receivable balance including the Company's billed and due premium from its policyholders. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at December 31, 2020 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel a policy if the policyholder does not pay the premium due. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. Bad debt expense is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets.
The following table sets forth the changes in the Company's share of the allowance for uncollectible premiums receivable for the twelve months ended December 31, 2020:

($ millions)	Allowance for credit losses
Beginning balance at January 1, 2020	$4.3
Current period provision	8.2
Writeoffs	(5.4)
Ending balance at December 31, 2020	$7.1

9. Transactions with Affiliates
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
The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2020 and 2019:

($ millions)	2020	2019
Assets
Deferred policy acquisition costs:
Ceded	$(92.1)	$(90.9)
Assumed	122.2	111.1
Net assumed	$30.1	$20.2

Liabilities
Losses and loss expenses payable:
Ceded	$(587.3)	$(552.1)
Assumed	1,026.1	1,052.9
Net assumed	$438.8	$500.8
Unearned premiums:
Ceded	$(262.7)	$(225.9)
Assumed	715.1	641.7
Net assumed	$452.4	$415.8
Other liabilities:
Ceded	$(77.1)	$(77.8)
Assumed	99.5	94.0
Net assumed	$22.4	$16.1

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020	2019	2018
Written premiums:
Ceded	$(1,128.3)	$(1,088.1)	$(966.8)
Assumed	1,456.3	1,315.3	1,209.9
Net assumed	$328.0	$227.2	$243.1
Earned premiums:
Ceded	$(1,113.4)	$(1,027.7)	$(919.0)
Assumed	1,380.9	1,250.2	1,237.6
Net assumed	$267.5	$222.5	$318.6
Losses and loss expenses incurred:
Ceded	$(789.7)	$(677.2)	$(617.6)
Assumed	973.9	846.5	798.1
Net assumed	$184.2	$169.3	$180.5
Acquisition and operating expenses:
Ceded	(374.8)	(370.0)	(341.1)
Assumed	477.4	439.1	449.8
Net assumed	$102.6	$69.1	$108.7

Intercompany Balances
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
Management utilizes an aging schedule to estimate an allowance for uncollectible amounts relating to the State Auto Group’s premiums receivable balance. Current and historical collection experience along with reasonable and supportable forecasts are used to estimate the percentage of the premiums receivable balance that will be uncollectible. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums receivable is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on the Company's condensed consolidated balance sheets. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2020 and 2019 is approximately $389.4 million and $371.0 million, respectively, net of the allowance for uncollectible premiums receivable of $7.1 million and $4.3 million, respectively.
b. Notes Payable
In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.43% at December 31, 2020). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC 810, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company.
c. Notes Receivable
In May 2009, the Company entered into two separate credit agreements with State Automobile Mutual Insurance Company pursuant to which it loaned State Auto Mutual $70.0 million at an interest rate of 7.00%. In May 2019, the Company refinanced the two credit agreements with State Auto Mutual at an interest rate of 4.05%, with principal payable in May 2029. There is no prepayment penalty, and no collateral was given as security for the payment for these loans.
Pursuant to these agreements, the Company earned interest of $2.8 million for the year ended December 31, 2020 and $3.6 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. See Note 4 for the notes receivable fair value discussion.
d. Management Services
Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.0 million, $2.1 million and $2.0 million in 2020, 2019 and 2018, respectively, and is included in other income (affiliates) on the consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

10. Notes Payable and Open Line of Credit
FHLB Loans
State Auto Financial’s subsidiary, State Auto P&C, is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). On September 2, 2020 State Auto P&C retired its five-year term loan with the FHLB in the amount of $21.5 million and maturing September 2, 2021 and replaced it with a new ten-year term loan with the FHLB in the amount of $21.5 million (the "2020 FHLB Loan"). The 2020 FHLB Loan is at a fixed rate of interest of 1.37%, provides for interest-only payments during its term, with principal due in full at maturity, and may be prepaid without penalty after five years and each of the succeeding six months thereafter. The 2020 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. State Auto P&C also has a fifteen-year $85.0 million loan (the "2018 FHLB loan") with a fixed interest rate of 3.96%. The 2018 FHLB loan provides for interest-only payments during its term, with principal due in full at maturity. Prepayment of the 2018 FHLB Loan would require a prepayment fee.
The 2018 and 2020 FHLB Loans are fully secured by a pledge of specific investment securities of State Auto P&C.
On March 19, 2020, State Auto P&C entered into a short-term loan arrangement with the FHLB in the principal amount of $60.0 million. This loan arrangement, known as REPO based advances, was for general corporate purposes and was intended to provide additional liquidity to State Auto P&C. The REPO based advances were repaid in full on September 22, 2020, and this loan arrangement was terminated.
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC matures in April 2021. Draws under the OLC are to be funded at a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are to be fully secured by a pledge of specific investment securities of State Auto P&C. As of December 31, 2020, no advances had been made under the OLC.
11. Federal Income Taxes
The Company has foreign tax credit carryforwards of $0.3 million which will expire in 2021. The Company believes it is more likely than not that the benefit from these foreign tax credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.3 million on the deferred tax assets related to these foreign tax credit carryforwards. The valuation allowance is included in the "other, net" line item in the table below.
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020		2019		2018
Amount at statutory rate	$3.0	21.0%	$22.2	21.0%	$2.6	21.0%
Tax-exempt interest and dividends received deduction	(2.3)	(16.4)	(2.3)	(2.1)	(2.3)	(18.7)
Other, net	0.6	4.2	(0.2)	(0.2)	(0.4)	(3.0)
Federal income tax expense (benefit)	$1.3	8.8%	$19.7	18.7%	$(0.1)	(0.7)%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019:

($ millions)	2020	2019
Deferred tax assets:
Unearned premiums not currently deductible	$30.1	$27.0
Losses and loss expenses payable discounting	10.5	10.6
Postretirement and pension benefits	19.3	17.1
Other liabilities	12.2	13.4
Net operating loss carryforward	19.8	12.6
Capital loss carryforward	6.1	—
Tax credit carryforward	1.9	2.5
Other	1.1	1.1
Total deferred tax assets	101.0	84.3
Deferred tax liabilities:
Deferral of policy acquisition costs	25.7	23.3
Investments	48.0	21.3
Total deferred tax liabilities	73.7	44.6
Net deferred federal income taxes	$27.3	$39.7

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
At December 31, 2020, the tax benefit of the net operating loss (“NOL”) carryforward was $19.8 million. The NOL carryforwards do not begin to expire until 2032 and will not fully expire until 2040.
At December 31, 2020, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2020 or 2019.
State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2017. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
12. Pension and Postretirement Benefit Plans
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2020 and 2019:

($ millions)	Pension		Postretirement
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$478.4	$428.1	$11.4	$25.5
Service cost	7.3	5.8	—	—
Interest cost	14.5	17.2	0.3	1.0
Actuarial loss (gain)	72.3	60.6	(0.9)	(12.6)
Benefits paid	(22.9)	(33.3)	(0.6)	(2.5)
Benefit obligation at end of year	549.6	478.4	10.2	11.4
Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	442.1	381.6	—	—
Employer contribution	15.0	10.0	—	—
Actual return on plan assets	72.5	83.8	—	—
Benefits paid	(22.9)	(33.3)	—	—
Fair value of plan assets at end of year	$506.7	$442.1	$—	$—
Supplemental executive retirement plan	(13.1)	(11.8)	—	—
Funded status at end of year	$(56.0)	$(48.1)	$(10.2)	$(11.4)
Accumulated benefit obligation end of year	$522.8	$453.8

The 2020 pension plan actuarial loss was primarily due to (i) a 78-basis-point reduction in the discount rate assumption at December 31, 2020, and (ii) revisions to mortality rate assumptions.
Effective January 1, 2020, the Company changed the funding of its postretirement benefit plan from self-insured to a fully-insured group Medicare advantage program. The group Medicare advantage program is less than half the cost of the self-insured plan. As a result of this funding change, the postretirement benefit plan's liability decreased, and accumulated other comprehensive income (loss) increased by $13.9 million, respectively, for the year ended December 31, 2019.
The following table sets forth the amounts included in accumulated other comprehensive income (loss) that has not been recognized in net periodic cost at December 31, 2020 and 2019:

($ millions)	2020	2019
Prior service benefit	$(37.0)	$(43.4)
Net actuarial loss	157.4	143.7
Total	$120.4	$100.3

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2020, 2019 and 2018:

($ millions)	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Components of net periodic cost:
Service cost	$4.8	$3.8	$5.1	$—	$—	$—
Interest cost	9.7	11.5	10.7	0.2	0.7	0.8
Expected return on plan assets	(17.5)	(17.8)	(18.0)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(5.5)	(5.5)	(5.5)
Net actuarial loss	9.2	6.0	8.2	(0.2)	0.2	0.2
Net periodic cost (benefit)	$6.2	$3.5	$6.0	$(5.5)	$(4.6)	$(4.5)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2021	$18.3	$0.7
2022	18.9	0.6
2023	19.6	0.6
2024	20.6	0.6
2025	21.6	0.6
2026-2030	123.0	3.1
The postretirement plan’s gross benefit payments for 2020 were $0.6 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 estimates future annual subsidies to be approximately $0.3 million.
The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2020 and 2019:

	Pension		Postretirement
	2020	2019	2020	2019
Benefit obligations weighted-average assumptions:
Discount rate	2.32%	3.10%	1.95%	3.00%
Rates of increase in compensation levels	3.00	3.25	—	—
The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2020, 2019 and 2018:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions:
Discount rate	3.10%	4.12%	3.50%	3.10%	4.12%	3.50%
Expected long-term rate of return on assets	6.50	6.75	7.00	—	—	—
Rates of increase in compensation levels	3.25	3.25	3.25	—	—	—
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
The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2020, 2019 and 2018:

	Postretirement
	2020	2019	2018
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	5.50%	5.50%	5.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	3.80%
Year that the rate reaches the ultimate trend rate	2075	2075	2075

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
See Note 4 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2020 and 2019.
Included in the pension plan’s investments are two international funds (“the funds”) that invests in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $47.3 million and $38.2 million at December 31, 2020 and 2019, respectively, which was determined using the funds' net asset value. In accordance with ASC 820-10, since these investments are measured at fair value using the net asset value per share practical expedient they have not been classified in the table below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following tables set forth the plan’s investments within the fair value hierarchy at December 31, 2020 and 2019:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$90.5	$—	$90.5
Corporate securities	183.9	—	183.9
U.S. government agencies mortgage-backed securities	3.9	—	3.9
Total fixed maturities	278.3	—	278.3
Equity securities:
Large-cap securities	116.2	116.2	—
Mutual and exchange traded funds	56.1	56.1	—
Total equity securities	172.3	172.3	—
Total pension plan investments	$450.6	$172.3	$278.3

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
December 31, 2019
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$98.6	$—	$98.6
Corporate securities	153.1	—	153.1
U.S. government agencies mortgage-backed securities	4.0	—	4.0
Total fixed maturities	255.7	—	255.7
Equity securities:
Large-cap securities	91.9	91.9	—
Mutual and exchange traded funds	49.7	49.7	—
Total equity securities	141.6	141.6	—
Total pension plan investments	$397.3	$141.6	$255.7

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company expects to contribute up to $15.0 million to the pension plan during 2021.
The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $7.3 million, $6.4 million and $5.6 million for 2020, 2019 and 2018, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

13. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) component ("AOCI(L)"), net of tax, for the years ended December 31, 2020, 2019 and 2018:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2020	$40.8	$(67.7)	$(26.9)
Other comprehensive income (loss) before reclassifications	56.4	(27.4)	29.0
Amounts reclassified from AOCI (a)	$0.3	11.5	11.8
Net current period other comprehensive income (loss)	56.7	(15.9)	40.8
Ending balance at December 31, 2020	$97.5	$(83.6)	$13.9

Beginning balance at January 1, 2019	$(20.2)	$(76.2)	$(96.4)
Other comprehensive income before reclassifications	63.8	7.5	71.3
Amounts reclassified from AOCI (a)	(2.8)	1.0	(1.8)
Net current period other comprehensive income	61.0	8.5	69.5
Ending balance at December 31, 2019	$40.8	$(67.7)	$(26.9)

Beginning balance at January 1, 2018	$66.0	$(62.2)	$3.8
Cumulative effect of change in accounting for equity securities and other invested assets and reclassification of stranded tax effects as of January 1, 2018	(47.9)	(16.0)	(63.9)
Other comprehensive loss before reclassifications	(36.7)	(4.3)	(41.0)
Amounts reclassified from AOCI (a)	(1.6)	6.3	4.7
Net current period other comprehensive (loss) income	(38.3)	2.0	(36.3)
Ending balance at December 31, 2018	$(20.2)	$(76.2)	$(96.4)

(a) See separate table below for details about these reclassifications
The following tables set forth the reclassifications out of accumulated other comprehensive income (loss), by component, to the Company’s consolidated statement of income for the years ended December 31, 2020, 2019 and 2018:

($ millions)
Details about Accumulated Other	December 31			Affected line item in the Condensed
Comprehensive (Loss) Income Components	2020	2019	2018	Consolidated Statements of Income
Unrealized (losses) gains on available for sale securities	$(0.3)	$3.5	$2.0	Realized (loss) gain on sale of securities
	(0.3)	3.5	2.0	Total before tax
	—	(0.7)	(0.4)	Tax expense
	(0.3)	2.8	1.6	Net of tax
Amortization of benefit plan items:
Negative prior service costs	6.3	6.3	6.3	(b)
Net loss	(13.7)	(9.6)	(13.2)	(b)
	(7.4)	(3.3)	(6.9)	Total before tax
	(4.1)	2.3	0.6	Tax benefit
	(11.5)	(1.0)	(6.3)	Net of tax
Total reclassifications for the period	$(11.8)	$1.8	$(4.7)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

14. Stockholders’ Equity
a. Dividend Restrictions and Statutory Financial Information
State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Under the insurance regulations of Iowa and Ohio (the states of domicile), the maximum amount of dividends that the Company may pay out of earned surplus to shareholders within a twelve month period without prior approval of the Department is limited to the greater of 10% of the most recent year-end policyholders’ surplus or net income for the twelve month period ending the 31st day of December of the previous year-end. Pursuant to these rules, approximately $91.0 million is available for payment to State Auto Financial from its insurance subsidiaries in 2021 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $15.0 million, $10.0 million and $10.0 million in 2020, 2019 and 2018, respectively.
The Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that have been adopted by individual states. These requirements subject insurers having statutory capital less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC formulas specify various weighting factors to be applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC. Generally, no remedial action is required by an insurance company if its adjusted statutory surplus exceeds 200% of the authorized level RBC. As of December 31, 2020, each of the Company’s insurance subsidiaries maintained adjusted statutory surplus in excess of 400% of the authorized control level RBC.
The Company's statutory capital and surplus was $910.3 million and $913.3 million at December 31, 2020 and 2019, respectively. The Company's net (loss) income, as determined using SAP, was $(39.1) million, $31.1 million, and $65.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
15. Preferred Stock
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
16. Share-Based Compensation
The Company maintains share-based compensation plans for key employees and outside, or non-employee, directors. Since May 5, 2017, the share-based compensation plan for key employees has been the State Auto Financial Corporation 2017 Long-Term Incentive Plan (the “2017 LTIP”). The 2017 LTIP replaced the State Auto Financial Corporation 2009 Equity Compensation Plan (the “2009 Equity Plan”). The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “RSU Plan”).
The Company’s share-based compensation plans authorize the granting of various equity-based incentives including performance-based stock awards, performance-based unit awards, restricted stock, and other stock based awards to employees and non-employee directors. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period.
As of December 31, 2020, 0.8 million common shares had been issued and 1.6 million common shares were available for issuance under the 2017 LTIP. The 2017 LTIP provides that (i) the maximum value of performance stock awards or performance unit awards settled in cash that may be granted in any calendar year is equal to the excess of the number of awards multiplied by the fair market value of the company’s common shares on the applicable payment or settlement date of the award multiplied by 5 and (ii) the maximum number of common shares subject to awards of performance stock and performance units that may be granted in any calendar year to any one individual is 250,000 shares. The 2017 LTIP remains in effect until terminated by the Board of Directors.
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
Awards with both service and performance conditions granted to employees are subject to (i) the Restriction Period, and (ii) the achievement of predetermined performance goals within specified time periods. All performance-based awards include a specified number of units that will vest. The number of performance-based awards that are ultimately earned for each grant is dependent upon meeting specified target and performance goals that range from 0% to 500% of the target number of performance units awarded based on the extent to which the Company achieves the performance goals for the performance measures as set forth in a performance matrix established by the Compensation Committee.
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
The following table sets forth the Company’s total activity and related information for performance unit award activity for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	460,189	$29.37	356,400	$27.47	147,869	$27.20
Granted	153,574	24.40	130,680	33.67	224,449	27.65
Vested	(103,345)	27.24	(12,500)	27.65	—	—
Forfeited	(5,915)	28.64	(14,391)	29.59	(15,918)	27.37
Outstanding, end of year	504,503	$28.06	460,189	$29.37	356,400	$27.47

As of December 31, 2020, there was $4.4 million of total unrecognized compensation cost related to performance unit awards. The remaining cost is expected to be recognized over a period of 1.05 years.
The following table sets forth the Company’s total activity and related information for service-based restricted stock award activity for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	67,934	$27.65	126,946	$26.21	71,578	$22.44
Granted	30,618	16.33	—	—	97,049	27.65
Vested	(27,716)	27.65	(58,801)	24.57	(37,644)	22.88
Forfeited	—	—	(211)	21.54	(4,037)	24.82
Outstanding, end of year	70,836	$22.76	67,934	$27.65	126,946	$26.21

As of December 31, 2020, there was $0.5 million of total unrecognized compensation cost related to service-based restricted stock awards. The remaining cost is expected to be recognized over a period of 0.84 years.
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
The following table sets forth the Company’s stock option activity and related information for the years ended December 31, 2020, 2019 and 2018:

(millions, except per share amounts)	2020		2019		2018
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	0.8	$19.18	1.0	$18.50	1.7	$19.22
Exercised	(0.1)	18.55	(0.2)	16.45	(0.7)	20.08
Outstanding, end of year	0.7	$19.28	0.8	$19.18	1.0	$18.50

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $1.0 million, $4.5 million and $7.2 million, respectively.
The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2020:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	0.3	1.5	$16.33	0.3	$16.33
$20.01 – $30.00	0.4	4.0	21.97	0.4	21.97
Total	0.7	2.8	$19.28	0.7	$19.28

Aggregate intrinsic value for total options outstanding and exercisable at December 31, 2020 was $0.4 million, respectively.
Employee Stock Purchase Plan
The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose, at two different specified time intervals each year, to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. As of December 31, 2020, 3.8 million common shares had been purchased under this plan and 0.3 million common shares were available for purchase. This plan remains in effect until terminated by the Board of Directors.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Outside Directors Plan
The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested six months after the date of grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive cash or common share distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a 5- or 10-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 10,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. No awards may be made under the RSU Plan after May 31, 2026. The Company accounts for the RSU Plan as a liability plan. There were 17,416 RSUs, 18,837 RSUs, and 23,080 RSUs granted in 2020, 2019 and 2018, respectively.
During 2020 and 2019, common shares valued at approximately $0.1 million and $1.2 million, respectively, were distributed by the Company under the RSU Plan.
Share-based compensation expense recognized during 2020, 2019 and 2018 was $0.9 million, $6.1 million and $11.1 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2020, there was $4.9 million of total unrecognized compensation cost related to compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 1.03 years.
17. Net Earnings Per Common Share
The following table sets forth the compilation of basic and diluted net earnings per common share for the years ended December 31, 2020, 2019 and 2018:

(millions, except per share amounts)	2020	2019	2018
Numerator:
Net earnings for basic net earnings per common share	$13.1	$85.8	$12.2
Effect of dilutive share-based awards	—	(1.1)	—
Adjusted net earnings for dilutive net earnings per common share	$13.1	$84.7	$12.2
Denominator:
Weighted average shares for basic net earnings per common share	43.7	43.4	42.8
Effect of dilutive share-based awards	0.6	0.6	0.6
Adjusted weighted average shares for diluted net earnings per common share	44.3	44.0	43.4

Basic net earnings per common share	$0.30	$1.98	$0.29
Diluted net earnings per common share	$0.30	$1.93	$0.28

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the year ended December 31, 2018:

(millions)	2018
Total number of antidilutive options and awards	0.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

18. Reportable Segments
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018:

($ millions)	2020	2019	2018
Revenues from external sources:
Insurance operations
Personal insurance	$819.0	$755.9	$673.4
Commercial insurance	561.8	488.6	464.4
Specialty run-off	0.1	5.7	99.8
Total insurance operations	1,380.9	1,250.2	1,237.6
Investment operations segment
Net investment income	72.1	80.4	84.9
Net investment gain (loss)	27.3	74.2	(49.7)
Total investment operations	99.4	154.6	35.2
All other	2.1	2.4	2.6
Total revenues from external sources	1,482.4	1,407.2	1,275.4
Intersegment revenues	6.2	6.5	6.5
Total revenues	1,488.6	1,413.7	1,281.9
Reconciling items:
Eliminate intersegment revenues	(6.2)	(6.5)	(6.5)
Total consolidated revenue	$1,482.4	$1,407.2	$1,275.4
Segment (loss) income before federal income taxes:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(68.8)	$(42.2)	$2.8
Commercial insurance	(7.4)	(0.2)	(8.7)
Specialty run-off	(17.6)	(9.7)	0.4
Total insurance operations	(93.8)	(52.1)	(5.5)
Investment operations segment:
Net investment income	72.1	80.4	84.9
Net investment gain (loss)	27.3	74.2	(49.7)
Total investment operations	99.4	154.6	35.2
All other	(0.1)	0.3	0.4
Reconciling items:
GAAP adjustments	19.8	14.7	(3.7)
Interest expense on corporate debt	(4.7)	(4.9)	(5.7)
Corporate expenses	(6.2)	(7.1)	(8.6)
Total reconciling items	$8.9	$2.7	$(18.0)
Total consolidated income before federal income taxes	$14.4	$105.5	$12.1

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2020 and 2019:

($ millions)	2020	2019
Segment assets:
Investment operations segment	$2,870.8	$2,747.8
Total segment assets	2,870.8	2,747.8
Reconciling items:
Corporate assets	231.7	231.8
Total consolidated assets	$3,102.5	$2,979.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Companies)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Information concerning the change in our independent registered public accounting firm from Ernst & Young LLP (“EY”) to PricewaterhouseCoopers LLP for 2020 was previously reported on a Form 8-K filed with the SEC on September 3, 2019, which information was supplemented pursuant to a Form 8-K/A filed with the SEC on February 28, 2020. As disclosed in such Forms 8-K and 8-K/A, for our fiscal years ended December 31, 2018 and December 31, 2019 and for the subsequent interim period from January 1, 2020 through February 28, 2020: (i) there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to EY's satisfaction, would have caused EY to make reference to the subject matter of the disagreement in connection with its reports; and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
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
3.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
4.Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and has concluded that such internal control over financial reporting was effective.
5.PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their audit report on the Company’s internal control over financial reporting, which is included herein.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2021 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 10, 2021, the members of our Audit Committee were Setareh Pouraghabagher, Kym M. Hubbard, David R. Meuse and Dwight E. Smith. Ms. Pouraghabagher is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Pouraghabagher is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company— Delinquent Section 16(a) Reports” in the 2021 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance and Board of Directors— Directors - Nomination of Directors” in the 2021 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2020 annual meeting of shareholders.
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
Item 11. Executive Compensation
The 2021 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Corporate Governance and Board of Directors— Directors - Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters—Compensation Committee Report.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Ownership of Equity Securities of the Company” in the 2021 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information and Burn Rate” in the 2021 Proxy Statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in the 2021 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance and Board of Directors — Directors - Director Independence” in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters—Independent Registered Public Accounting Firms'—Audit and Other Service Fees” in the 2021 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)    LISTING OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for each of the three years in the period ended December 31, 2020
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2020
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020
Notes to Consolidated Financial Statements
(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Company for the years 2020, 2019 and 2018 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.
All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(a)(3)         LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.01 therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 3.04 therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

3.06	Second Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 3.01 therein)

4.01	Description of Securities	Form 10-K Annual Report for the year ended December 31, 2019 (see Exhibit 4.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.01	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.02	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.09 therein)

10.03	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.10 therein)

10.04	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.05	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.12 therein)

10.06	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.07	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.15 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.09	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Form 10-K Annual Report for the year ended December 31, 2012 (see Exhibit 10.17 therein)

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

10.38
Application for Callable Advance signed September 2, 2020 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati
Form 8-K Current Report filed on September 4, 2020 (see Exhibit 10.01 therein)

10.39	Open Line of Credit Application dated as of April 2, 2020, between State Auto Property & Casualty Insurance and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on April 2, 2020 (see Exhibit 10.01 therein)

10.40	Advance dated as of May 17, 2018, between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati.	Form 8-K Current Report filed on May 23, 2018 (see Exhibit 10.1 therein)

10.41*
Employment Agreement, dated as of November 28, 2017, commencing as of January 1, 2018, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.42 therein)

10.42*
Form of Executive Change of Control Agreement entered into on November 19, 2020, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English
Form 8-K Current Report filed on November 25, 2020 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.43*
Form of Executive Change of Control Agreement entered into on November 19, 2020, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Gregory A. Tacchetti
Form of 8-K Current Report filed on November 25, 2020 (see Exhibit 10.02 therein)

10.44*
Executive Change of Control Agreement dated as of November 19, 2020 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Michael E. LaRocco
Form of 8-K Current Report filed on November 25, 2020 (see Exhibit 10.01 there)

10.45*
Form of Executive Change of Control Agreement entered into on November 19, 2020 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Kim B. Garland
Form of 8-K Current Report filed on November 25, 2020 (see Exhibit 10.02 therein)

10.46*
Form of Executive Change of Control Agreement entered into on November 19, 2020 among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Paul M. Stachura
Form of 8-K Current Report filed on November 25, 2020, (see Exhibit 10.02 therein)

10.47*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.48*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.1 therein)

10.49*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Paul M. Stachura	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.2 therein)

10.50*	Officer Indemnification Agreement dated as of March 16, 2018, between State Auto Financial Corporation and Gregory A. Tacchetti	Form 8-K Current Report filed on March 22, 2018 (see Exhibit 10.3 therein)

10.51*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.52*	State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2017 (see Exhibit 10.01 therein)

10.53*	Form of PAU Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.50 therein)

10.54*	Form of Performance Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	For 8-K Current Report filed May 13, 2020 (see Exhibit 10.01 therein)

10.55*	Form of Time Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.52 therein)

10.56*	Form of Time Based Deferred Stock Unit Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2020 (see Exhibit 10.01 therein)

10.57*	Form of Performance Based Deferred Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.54 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.58*	Form of Performance Based Restricted Stock Award Agreement under the State Auto Financial Corporation 2017 Long-Term Incentive Plan	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 10.55 therein)

10.59*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.60*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.61*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.62*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.63*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.64*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.65*	Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2013 (see Exhibit 10.01 therein)

10.66*	Amendment No. 3 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2014 (see Exhibit 10.69 therein)

10.67*	Amendment No. 4 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.01 therein)

10.68*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 6, 2014 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2014 (see Exhibit 10.02 therein)

10.69*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 5, 2015 between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.02 therein)

10.70*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of May 7, 2015 between State Auto Financial Corporation and Michael E. LaRocco	Form 8-K Current Report filed on May 13, 2015 (see Exhibit 10.06 therein)

10.71*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Michael E. LaRocco	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.01 therein)

10.72*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.04 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of August 24, 2015 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.05 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Kim B. Garland	Form 10-Q Quarterly Report for the period ended March 31, 2016 (see Exhibit 10.06 therein)

10.77*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.74 therein)

10.78*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of September 9, 2015 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.75 therein)

10.79*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 3, 2016 between State Auto Financial Corporation and Paul M. Stachura	Form 10-K Annual Report for the year ended December 31, 2016 (see Exhibit 10.76 therein)

10.80*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.81*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.82*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.83*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.84*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.02 therein)

10.85*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.86*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.87*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.88*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.89*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.90*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.91*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.92*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.93*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.94*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.95*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.96*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.97*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.98*
Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan
Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.99*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.100*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.101*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.102*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.103*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.104*	State Auto Financial Corporation One Team Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2016 (see Exhibit 10.03 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	Included herein

23.02	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Included herein

24.01	Powers of Attorney - Robert E. Baker, Michael J. Fiorile, Kym M. Hubbard, Eileen A. Mallesch, David R. Meuse and S. Elaine Roberts	Form 10-K Annual Report for year ended December 31, 2016 (see Exhibit 24.01 therein)

24.02	Power of Attorney- Setareh Pouraghabagher	Form 10-K Annual Report for the year ended December 31, 2017 (see Exhibit 24.02 therein)

24.03	Power of Attorney- Dwight E. Smith	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within

101.SCH	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.
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

STATE AUTO FINANCIAL CORPORATION

Dated: March 10, 2021	/s/ Michael E. LaRocco
Michael E. LaRocco
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. LaRocco	Chairman, President and Chief Executive Officer	March 10, 2021
Michael E. LaRocco	(principal executive officer)

/s/ Steven E. English	Senior Vice President and Chief Financial Officer	March 10, 2021
Steven E. English	(principal financial officer)

/s/ Matthew R. Pollak	Vice President, Treasurer and Chief Accounting Officer	March 10, 2021
Matthew R. Pollak	(principal accounting officer)

Robert E. Baker*	Director	March 10, 2021
Robert E. Baker

Michael J. Fiorile*	Director	March 10, 2021
Michael J. Fiorile

Kym M. Hubbard*	Director	March 10, 2021
Kym M. Hubbard

Eileen A. Mallesch*	Director	March 10, 2021
Eileen A. Mallesch

David R. Meuse*	Director	March 10, 2021
David R. Meuse

Setareh Pouraghabagher*	Director	March 10, 2021
Setareh Pouraghabagher

S. Elaine Roberts*	Director	March 10, 2021
S. Elaine Roberts
Dwight E. Smith*	Director	March 10, 2021
Dwight E. Smith

*	Steven E. English, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven E. English	Attorney in Fact	March 10, 2021
Steven E. English

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2020

($ millions)
December 31, 2020	Cost or amortized cost (1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$551.7	$551.7
Obligations of states and political subdivisions	511.3	541.5	541.5
Corporate securities	459.9	483.3	483.3
U.S. government agencies residential mortgage-backed securities	639.3	660.7	660.7
Total available-for-sale fixed maturities	2,117.0	2,237.2	2,237.2

(1)	Original cost of fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

($ and shares in millions, except per share amounts)	December 31
	2020	2019
Assets
Investments in common stock of subsidiaries (equity method)	$1,108.6	$1,067.5
Other invested assets	5.6	5.0
Cash and cash equivalents	7.3	8.8
Other assets	—	0.1
Due from affiliates	0.8	—
Federal income tax, net	14.0	15.2
Total assets	$1,136.3	$1,096.6
Liabilities and Stockholders’ Equity
Notes payable (affiliates $116.6 and $116.6, respectively)	$116.6	$116.6
Due to affiliates	—	0.7
Other liabilities	9.7	11.8
Total liabilities	126.3	129.1
Stockholders’ equity:
Common stock, without par value. Authorized 100.0 shares; 50.7 and 50.4 shares issued, respectively, at stated value of $2.50 per share	126.8	125.9
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.4)	(117.5)
Additional paid-in capital	213.3	206.7
Accumulated other comprehensive income	13.9	(26.9)
Retained earnings	774.4	779.3
Total stockholders’ equity	1,010.0	967.5
Total liabilities and stockholders’ equity	$1,136.3	$1,096.6

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2020	2019	2018
Net investment income	$0.4	$0.5	$0.5
Net investment gain (loss)	0.2	0.8	(0.6)
Total revenues	0.6	1.3	(0.1)
Interest expense (affiliates $6.1, $6.3 and $6.3, respectively)	6.1	6.3	6.3
Other operating expenses	1.0	5.2	7.1
Total expenses	7.1	11.5	13.4
Loss before federal income taxes	(6.5)	(10.2)	(13.5)
Federal income tax benefit	(1.5)	(2.8)	(3.4)
Net loss before equity in net income of subsidiaries	(5.0)	(7.4)	(10.1)
Equity in net income of subsidiaries	18.1	93.2	22.3
Net income	$13.1	$85.8	$12.2

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Comprehensive Income

($ millions, except per share amounts)	Year ended December 31
	2020	2019	2018
Net income	$13.1	$85.8	$12.2
Other comprehensive income (loss), net of tax:
Unrealized equity in subsidiaries	40.8	69.5	(36.3)
Other comprehensive income (loss)	40.8	69.5	(36.3)
Comprehensive income (loss)	$53.9	$155.3	$(24.1)

See accompanying notes to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2020	2019	2018
Cash flows used in operating activities:
Net income	$13.1	$85.8	$12.2
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	(2.7)	(1.4)	2.0
Net investment (gain) loss	(0.2)	(0.8)	0.5
Equity in net gain from consolidated subsidiaries	(18.1)	(93.2)	(22.3)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	(0.8)	1.1	(0.1)
Excess tax (benefit) expense on share-based awards	—	(0.9)	0.9
Federal income taxes, net	1.2	0.9	(0.3)
Net cash used in operating activities	(7.5)	(8.5)	(7.1)
Cash flows provided by investing activities:
Dividends received from consolidated subsidiaries	21.0	14.8	15.4
Purchases of other invested assets	(0.5)	(0.3)	(0.4)
Net cash provided by investing activities	20.5	14.5	15.0
Cash flows used in financing activities:
Proceeds from issuance of common stock	3.9	5.9	15.4
Payments to acquire treasury stock	(0.9)	(0.5)	(0.2)
Payment of dividends	(17.5)	(17.4)	(17.1)
Net cash used in financing activities	(14.5)	(12.0)	(1.9)
Net (decrease) increase in cash and cash equivalents	(1.5)	(6.0)	6.0
Cash and cash equivalents at beginning of year	8.8	14.8	8.8
Cash and cash equivalents at end of year	$7.3	$8.8	$14.8
Supplemental Disclosures:
Federal income tax received	2.7	2.8	4.0
Interest paid (affiliates $6.1, $6.3 and $6.3, respectively)	$(6.1)	$(6.3)	$(6.3)

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
In preparing the Company's consolidated financial information for the year ended December 31, 2020, the Company made certain immaterial revisions to its financial statements for historical periods. Such changes are reflected in the financial results as of and for the years ended December 31, 2019 and 2018, and included in the condensed financial information on Schedule II, and will also be reflected in the historical financial results included in the Company's subsequent condensed financial information. See Note 2 Revision of Misstatement in Prior Year Financial Statements to these Consolidated Financial Statements for additional information as to the nature of the immaterial errors.
As a result of the revision, investments in subsidiaries was adjusted from $1,059.8 million to $1,067.5 million, the net federal income tax asset was adjusted from $15.3 million to $15.2 million, and retained earnings was adjusted from $782.7 million to $779.3 million within the condensed balance sheets on Schedule II for 2019. Income tax benefit was adjusted from $2.9 million to $2.8 million, and equity in earnings of subsidiaries, net of tax was adjusted from $94.7 million to $93.2 million within the condensed statements of income on Schedule II for 2019. Additionally, equity in earnings of subsidiaries, net of tax was adjusted from $22.9 million to $22.3 million million within the condensed statements of income on Schedule II for 2018.
Certain line items in the Statements of Comprehensive Income and Cash Flows, were immaterially affected by the revision of previously issued financial statements as of and for the years ended December 31, 2019 and 2018.
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

($ millions, except interest rates)	December 31, 2020			December 31, 2019
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Affiliate note payable with Milbank, issued $15.0, July 2013 with fixed interest	$15.0	$20.3	5.28%	$15.0	$18.4	5.28%
Affiliate note payable with State Auto P&C, issued $85.0, July 2013 with fixed interest	85.0	114.9	5.28%	85.0	104.4	5.28%
Total notes payable to affiliates	$100.0	$135.2		$100.0	$122.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2020, 2019 and 2018

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2020:
Personal insurance segment	$68.7	$280.6	$418.1	$—	$819.0
Commercial insurance segment	53.4	572.2	296.9	—	561.8
Specialty run-off	—	173.3	0.1	—	0.1
Total	$122.2	$1,026.1	$715.1	$—	$1,380.9
Year ended December 31, 2019:
Personal insurance segment	$62.6	$247.2	$373.9	$—	$755.9
Commercial insurance segment	48.3	572.0	267.5	—	488.6
Specialty run-off	0.2	233.7	0.3	—	5.7
Total	$111.1	$1,052.9	$641.7	$—	$1,250.2
Year ended December 31, 2018:
Personal insurance segment	$59.0	$240.5	$340.9	$—	$673.4
Commercial insurance segment	41.6	581.9	230.7	—	464.4
Specialty run-off	1.3	318.9	6.0	—	99.8
Total	$101.9	$1,141.3	$577.6	$—	$1,237.6

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2020:
Personal insurance segment	$—	$617.2	$135.1	$125.0	$863.2
Commercial insurance segment	—	339.9	101.3	119.1	593.3
Specialty run-off	—	16.8	0.2	0.7	(0.2)
Investment operations segment	72.1	—	—	—	—
Total	$72.1	$973.9	$236.6	$244.8	$1,456.3
Year ended December 31, 2019:
Personal insurance segment	$—	$553.4	$127.5	$110.0	$789.1
Commercial insurance segment	—	280.4	88.2	113.3	526.3
Specialty run-off	—	12.7	0.8	2.2	(0.1)
Investment operations segment	80.4	—	—	—	—
Total	$80.4	$846.5	$216.5	$225.5	$1,315.3
Year ended December 31, 2018:
Personal insurance segment	$—	$442.3	$114.7	$116.3	$726.0
Commercial insurance segment	—	275.2	84.1	115.7	469.8
Specialty run-off	—	80.6	21.2	(2.2)	14.0
Investment operations segment	84.9	—	—	—	—
Total	$84.9	$798.1	$220.0	$229.8	$1,209.9

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

Years Ended December 31, 2020, 2019 and 2018

($ million, except percentages)		Ceded to		Assumed from
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount	Percentage of amount assumed to net (2)
Property-casualty earned premiums for year ended December 31,
2020	$1,067.6	$39.0	$1,113.4	$84.8	$1,380.9	$1,380.9	6.1%
2019	976.8	31.0	1,027.1	81.3	1,250.2	1,250.2	6.5%
2018	881.3	23.0	919.3	61.0	1,237.6	1,237.6	4.9%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.