Form 10-Q
period 2021-03-31
State Auto Financial CORP
filed 2021-05-07
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No   ☒
On April 30, 2021, the Registrant had 44,051,645 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month periods ended March 31, 2021

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	March 31, 2021	December 31, 2020
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,147.5 and $2,117.0, respectively)	$2,209.0	$2,237.2
Equity securities	399.6	389.7
Other invested assets	76.4	71.1
Other invested assets, at cost	11.8	12.1
Notes receivable from affiliate	70.0	70.0
Total investments	2,766.8	2,780.1
Cash and cash equivalents	59.1	90.7
Accrued investment income and other assets	31.0	29.7
Premiums receivable	12.3	14.0
Deferred policy acquisition costs (affiliated net assumed $32.5 and $30.1, respectively)	121.2	122.2
Reinsurance recoverable on losses and loss expenses payable	23.6	24.3
Prepaid reinsurance premiums	8.5	8.3
Current federal income taxes	1.7	1.7
Net deferred federal income taxes	37.1	27.3
Property and equipment, at cost (net of accumulated depreciation of $3.5 and $3.5, respectively)	4.2	4.2
Total assets	$3,065.5	$3,102.5
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $454.6 and $438.8, respectively)	$1,066.3	$1,050.4
Unearned premiums (affiliated net assumed $466.2 and $452.4, respectively)	726.7	723.4
Notes payable (affiliates $15.3 and $15.3, respectively)	122.1	122.1
Pension and postretirement benefits	59.2	66.2
Due to affiliate	22.1	11.2
Other liabilities (affiliated net assumed $17.3 and $22.4, respectively)	97.1	119.2
Total liabilities	2,093.5	2,092.5
Stockholders’ equity:
Common stock, without par value. Authorized 100.0 shares; 50.9 and 50.7 shares issued, respectively, at stated value of $2.50 per share	127.4	126.8
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.9)	(118.4)
Additional paid-in capital	220.1	213.3
Accumulated other comprehensive (loss) income	(30.1)	13.9
Retained earnings	773.5	774.4
Total stockholders’ equity	972.0	1,010.0
Total liabilities and stockholders’ equity	$3,065.5	$3,102.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2021	2020
Earned premiums (affiliated net assumed $78.0 and $58.3, respectively)	$355.9	$330.5
Net investment income (affiliates $0.7 and $0.7, respectively)	17.6	18.9
Net investment gain (loss)	38.2	(135.2)
Other income from affiliates	0.5	0.6
Total revenues	412.2	214.8

Losses and loss expenses (affiliated net assumed $113.7 and $10.9, respectively)	280.8	239.4
Acquisition and operating expenses (affiliated net assumed $37.1 and $20.9, respectively)	121.0	114.9
Interest expense (affiliates $0.2 and $0.2, respectively)	1.1	1.2
Other expenses	3.7	3.3
Total expenses	406.6	358.8
Income (loss) before federal income taxes	5.6	(144.0)
Federal income tax expense (benefit):
Deferred	2.0	(29.4)
Total federal income tax expense (benefit)	2.0	(29.4)
Net income (loss)	$3.6	$(114.6)
Earnings (loss) per common share:
Basic	$0.08	$(2.62)
Diluted	$0.08	$(2.62)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Loss

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2021	2020
Net income (loss)	$3.6	$(114.6)
Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding (losses) gains	(57.2)	31.0
Reclassification adjustments for gains realized in net income	(1.5)	(2.4)
Income tax benefit (expense)	12.4	(6.0)
Total net unrealized holding (losses) gains on available-for-sale investments	(46.3)	22.6
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	4.5	3.7
Income tax expense	(0.6)	(0.5)
Total net unrecognized benefit plan obligations	2.3	1.6
Other comprehensive (loss) income	(44.0)	24.2
Comprehensive loss	$(40.4)	$(90.4)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended March 31
	2021	2020
Common shares:
Balance at beginning of period	50.7	50.4
Issuance of shares	0.2	0.2
Balance at March 31	50.9	50.6
Treasury shares:
Balance at beginning of period	(6.9)	(6.9)
Balance at March 31	(6.9)	(6.9)
Common stock:
Balance at beginning of period	$126.8	$125.9
Issuance of shares	0.6	0.6
Balance at March 31	$127.4	$126.5
Treasury stock:
Balance at beginning of period	$(118.4)	$(117.5)
Shares acquired on stock award exercises and vested restricted shares	(0.5)	(0.9)
Balance at March 31	$(118.9)	$(118.4)
Additional paid-in capital:
Balance at beginning of period	$213.3	$206.7
Issuance of common stock	0.6	1.3
Stock awards granted	6.2	1.1
Balance at March 31	$220.1	$209.1
Accumulated other comprehensive loss:
Balance at beginning of period	$13.9	$(37.9)
Change in net unrealized holding (losses) gains on available-for-sale investments	(46.3)	22.6
Change in net unrecognized benefit plan obligations	2.3	1.6
Balance at March 31	$(30.1)	$(13.7)
Retained earnings:
Balance at beginning of period	$774.4	$782.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	—	(0.5)
Net income (loss)	3.6	(114.6)
Dividends declared, $0.10 and $0.10 per share (affiliates $2.6 and $2.6, respectively)	$(4.5)	$(4.4)
Balance at March 31	773.5	663.2
Total stockholders’ equity at March 31	$972.0	$866.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2021	2020
Cash flows from operating activities:
Net income (loss)	$3.6	$(114.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization, net	1.8	1.6
Share-based compensation	6.7	0.5
Net investment (gain) loss	(38.2)	135.2
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1.0	(2.2)
Accrued investment income and other assets	(1.3)	(1.5)
Premiums receivables	1.7	(1.4)
Postretirement and pension benefits	(6.4)	(0.9)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.5	(26.5)
Other liabilities and due to/from affiliates, net	(9.5)	(24.8)
Losses and loss expenses payable	15.9	19.5
Unearned premiums	3.3	16.5
Deferred tax on share-based awards	(0.4)	(0.2)
Federal income taxes	2.4	(29.2)
Net cash used in operating activities	(18.9)	(28.0)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(239.7)	(122.4)
Purchases of equity securities	(9.4)	(16.1)
Purchases of other invested assets	(0.1)	(6.6)
Maturities, calls and pay downs of fixed maturities available-for-sale	102.8	67.9
Sales of fixed maturities available-for-sale	106.0	83.5
Sales of equity securities	31.1	13.2
Sales of other invested assets	0.3	0.4
Disposals of property and equipment	—	0.2
Net cash (used in) provided by investing activities	(9.0)	20.1
Cash flows from financing activities:
Proceeds from issuance of common stock	1.2	1.8
Payments to acquire treasury stock	(0.4)	(0.9)
Payment of dividends	(4.5)	(4.4)
Proceeds from short-term debt	—	60.0
Net cash (used in) provided by financing activities	(3.7)	56.5
Net (decrease) increase in cash and cash equivalents	(31.6)	48.6
Cash and cash equivalents at beginning of period	90.7	78.0
Cash and cash equivalents at end of period	$59.1	$126.6
Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$1.1	$1.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2020 Form 10-K.
Adoption of Recent Accounting Pronouncements
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The guidance became effective for annual and interim reporting periods after December 15, 2020 and did not have a material impact on the Company's results of operations, consolidated financial position or cash flows.
Pending Adoption of Recent Accounting Pronouncements
For information regarding other accounting pronouncements that the Company has not yet adopted, see the “Pending Adoption of Recent Accounting Pronouncements” section of Note 1 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.
2. Investments
The following tables set forth the amortized cost and fair value of investments by investment category at March 31, 2021 and December 31, 2020:

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
March 31, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$448.4	$23.0	$(0.4)	$471.0
Obligations of states and political subdivisions	480.4	22.0	(1.9)	500.5
Corporate securities	488.4	17.0	(2.2)	503.2
U.S. government agencies mortgage-backed securities	730.3	15.4	(11.4)	734.3
Total available-for-sale fixed maturities	$2,147.5	$77.4	$(15.9)	$2,209.0

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$45.2	$—	$551.7
Obligations of states and political subdivisions	511.3	30.4	(0.2)	541.5
Corporate securities	459.9	23.4	—	483.3
U.S. government agencies mortgage-backed securities	639.3	22.9	(1.5)	660.7
Total available-for-sale fixed maturities	$2,117.0	$121.9	$(1.7)	$2,237.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
March 31, 2021
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$51.6	$(0.4)	7	$—	$—	—	$51.6	$(0.4)	7
Obligations of states and political subdivisions	111.7	(1.9)	18	—	—	—	111.7	(1.9)	18
Corporate securities	110.9	(2.2)	21	—	—	—	110.9	(2.2)	21
U.S. government agencies mortgage-backed securities	354.8	(11.3)	74	10.9	(0.1)	5	365.7	(11.4)	79
Total temporarily impaired securities	$629.0	$(15.8)	120	$10.9	$(0.1)	5	$639.9	$(15.9)	125

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.6	$—	4	$—	$—	—	$9.6	$—	4
Obligations of states and political subdivisions	19.5	(0.2)	5	—	—	—	19.5	(0.2)	5
Corporate securities	1.5	—	2	—	—	—	1.5	—	2
U.S. government agencies mortgage-backed securities	136.1	(1.4)	35	7.0	(0.1)	3	143.1	(1.5)	38
Total temporarily impaired securities	$166.7	$(1.6)	46	$7.0	$(0.1)	3	$173.7	$(1.7)	49

The Company reviewed its available-for-sale fixed maturities at March 31, 2021, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$158.5	$159.7
Due after 1 year through 5 years	536.7	562.2
Due after 5 years through 10 years	165.9	170.5
Due after 10 years	556.1	582.3
U.S. government agencies mortgage-backed securities	730.3	734.3
Total	$2,147.5	$2,209.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At March 31, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB"). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At March 31, 2021, State Auto P&C had fixed maturities with fair values of approximately $30.2 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.4 million and $9.7 million were on deposit with insurance regulators as required by law at March 31, 2021, and December 31, 2020, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020
Fixed maturities	$15.4	$15.1
Equity securities	1.6	3.1
Cash and cash equivalents, and other	0.9	1.0
Investment income	17.9	19.2
Investment expenses	0.3	0.3
Net investment income	$17.6	$18.9

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $137.4 million and $97.1 million for the three months ended March 31, 2021, and 2020, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	$3.0	$3.6
Realized losses on sales of securities	(1.5)	(1.2)
Net gain on fixed securities	1.5	2.4
Net gain (loss) on equity securities	31.5	(122.4)
Net gain (loss) on other invested assets	5.2	(15.4)
Other net realized gain (loss)	—	0.2
Net gain (loss) on investments	$38.2	$(135.2)

Change in net unrealized holding (losses) gains, net of tax
Fixed maturities	$(58.7)	$28.6
Deferred federal income tax benefit (liability)	12.4	(6.0)
Change in net unrealized holding (losses) gains, net of tax	$(46.3)	$22.6

The unrealized holding gains recognized for the three months ended March 31, 2021 on equity securities still held was $27.8 million while unrealized holding losses recognized for the three months ended March 31, 2020 on equity securities still held was $123.3 million. The unrealized holding gains recognized for the three months ended March 31, 2021 on other invested assets still held was $5.2 million while the unrealized holding losses recognized for the three months ended March 31, 2020 on other invested assets still held was $15.4 million.
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
The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At March 31, 2021, and December 31, 2020, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $60.6 million and $55.8 million at March 31, 2021, and December 31, 2020, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2021 and December 31, 2020:

($ millions)	Total	Level 1	Level 2
March 31, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$471.0	$—	$471.0
Obligations of states and political subdivisions	500.5	—	500.5
Corporate securities	503.2	—	503.2
U.S. government agencies mortgage-backed securities	734.3	—	734.3
Total available-for-sale fixed maturities	2,209.0	—	2,209.0
Equity securities:
Large-cap securities	149.2	149.2	—
Mutual and exchange traded funds	250.4	250.4	—
Total equity securities	399.6	399.6	—
Other invested assets	15.8	15.8	—
Total investments	$2,624.4	$415.4	$2,209.0

($ millions)	Total	Level 1	Level 2
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$551.7	$—	$551.7
Obligations of states and political subdivisions	541.5	—	541.5
Corporate securities	483.3	—	483.3
U.S. government agencies mortgage-backed securities	660.7	—	660.7
Total available-for-sale fixed maturities	2,237.2	—	2,237.2
Equity securities:
Large-cap securities	134.2	134.2	—
Mutual and exchange traded funds	255.5	255.5	—
Total equity securities	389.7	389.7	—
Other invested assets	15.3	15.3	—
Total investments	$2,642.2	$405.0	$2,237.2

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at March 31, 2021, was $11.3 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Receivable from Affiliate
The Company has two separate credit agreements with State Automobile Mutual Insurance Company (“State Auto Mutual") pursuant to which it loaned State Auto Mutual a total of $70.0 million at an interest rate of 4.05%, with principal payable in May 2029. The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Consequently this has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	March 31, 2021			December 31, 2020
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, issued May 2019	$70.0	$76.6	4.05%	$70.0	$80.4	4.05%

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

($ millions, except interest rates)	March 31, 2021			December 31, 2020
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2030: issued $21.5, September 2020 with fixed interest	21.5	20.2	1.37%	21.5	21.6	1.37%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	101.2	3.96%	85.3	107.1	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.3	15.3	4.39%	15.3	15.3	4.43%
Total notes payable	$122.1	$136.7		$122.1	$144.0

4. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three months ended March 31, 2021 and 2020:

($ millions)	2021	2020
Beginning balance at January 1	$122.2	$111.1
Acquisition costs deferred	60.6	91.1
Acquisition costs amortized to expense	(61.6)	(88.9)
Ending balance at March 31	$121.2	$113.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the three months ended March 31, 2021 and 2020:

($ millions)	2021	2020
Losses and loss expenses payable, at beginning of period	$1,050.4	$1,066.5
Less: reinsurance recoverable on losses and loss expenses payable	24.3	13.6
Net balance at beginning of period	1,026.1	1,052.9
Incurred related to:
Current year	311.3	246.9
Prior years	(30.5)	(7.5)
Total incurred	280.8	239.4
Paid related to:
Current year	105.7	74.1
Prior years	158.5	171.3
Total paid	264.2	245.4
Net balance at end of period	1,042.7	1,046.9
Plus: reinsurance recoverable on losses and loss expenses payable	23.6	39.7
Losses and loss expenses payable, at end of period	$1,066.3	$1,086.6

The Company recorded more favorable development related to prior years’ loss and loss expense reserves for the three months ended March 31, 2021, of $30.5 million compared to $7.5 million for the same 2020 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the three months ended March 31, 2021 was $24.6 million, due to favorable development of $21.8 million and $2.9 million in the commercial and personal insurance segments, respectively. In the commercial insurance segment, all products developed favorably, with workers' compensation and middle market commercial contributing $8.5 million and $8.1 million, respectively. In the personal insurance segment, the favorable development was primarily driven by homeowners, which contributed $2.1 million of favorable development. For the three months ended March 31, 2021, the prior accident years' catastrophe loss and ALAE reserves contributed $3.8 million of favorable development.
For the three months ended March 31, 2020, favorable development of prior accident year's non-catastrophe loss and ALAE reserves was $10.5 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all lines contributed favorable development, with small commercial package, middle market commercial, and workers' compensation contributing $5.4 million, $5.1 million, and $4.0 million respectively. Somewhat offsetting the favorable development was adverse development in the personal insurance segment of $6.4 million, driven by personal auto and homeowners which contributed $5.2 million and $2.2 million of adverse development, respectively
6. Reinsurance
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020
Premiums earned:
Assumed from external insurers and reinsurers	$21.8	$20.6
Assumed under Pooling Arrangement	355.9	330.5
Ceded to external insurers and reinsurers	(9.0)	(10.6)
Ceded under Pooling Arrangement	(277.9)	(272.2)
Net assumed premiums earned	$90.8	$68.3
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$14.5	$11.7
Assumed under Pooling Arrangement	280.8	239.4
Ceded to external insurers and reinsurers	(3.3)	(33.5)
Ceded under Pooling Arrangement	(167.1)	(228.5)
Net assumed losses and loss expenses incurred	$124.9	$(10.9)

7. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021		2020
Amount at statutory rate	$1.2	21.0%	$(30.2)	21.0%
Tax-exempt interest and dividends received deduction	(0.6)	(11.3)	(0.7)	0.5
Other, net	1.4	26.6	1.5	(1.1)
Federal income tax expense (benefit)	2.0	36.3%	(29.4)	20.4%

8. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three months ended March 31, 2021 and 2020:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2021	2020	2021	2020
Service cost	$1.3	$1.2	$—	$—
Interest cost	2.1	2.4	—	0.1
Expected return on plan assets	(4.3)	(4.4)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.4)
Net actuarial loss	3.5	2.3	—	0.1
Net periodic cost (benefit)	$2.6	$1.5	$(1.4)	$(1.2)

The Company contributed $5.0 million to its pension plan for the three months ended March 31, 2021 and expects to contribute an additional $10.0 million to its pension plan during 2021.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Other Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three months ended March 31, 2021 and 2020:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2021	$97.5	$(83.6)	$13.9
Other comprehensive loss before reclassifications	(45.1)	—	(45.1)
Amounts reclassified from AOCI (a)	(1.2)	2.3	1.1
Net current period other comprehensive (loss) income	(46.3)	2.3	(44.0)
Ending balance at March 31, 2021	$51.2	$(81.3)	$(30.1)

Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive income before reclassifications	24.5	—	24.5
Amounts reclassified from AOCI (a)	(1.9)	1.6	(0.3)
Net current period other comprehensive income	22.6	1.6	24.2
Ending balance at March 31, 2020	$63.0	$(76.7)	$(13.7)

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

    The following tables set forth the reclassifications out of accumulated other comprehensive (loss) income, by component, to the Company’s condensed consolidated statement of income for the three months ended March 31, 2021 and 2020:

($ millions)
Details about Accumulated Other	Three months ended March 31		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2021	2020
Unrealized gains on available-for-sale fixed maturity investments	$1.5	$2.4	Realized gain on sale of securities
	1.5	2.4	Total before tax
	(0.3)	(0.5)	Tax expense
	1.2	1.9	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(4.5)	(3.7)	(b)
	(2.9)	(2.1)	Total before tax
	0.6	0.5	Tax benefit
	(2.3)	(1.6)	Net of tax
Total reclassifications for the period	$(1.1)	$0.3

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).
10. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

($ and shares in millions, except per share amounts)	Three months ended March 31
	2021	2020
Numerator:
Net income (loss) for basic earnings (loss) per common share	$3.6	$(114.6)
Denominator:
Weighted average shares for basic earnings (loss) per common share	43.9	43.7
Effect of dilutive share-based awards	0.7	—
Adjusted weighted average shares for diluted earnings (loss) per common share	44.6	43.7

Basic net earnings (loss) per common share	$0.08	$(2.62)
Diluted net earnings (loss) per common share	$0.08	$(2.62)

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings (loss) per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2021 and 2020:

(shares in millions)	Three months ended March 31
	2021	2020
Total number of antidilutive awards	—	0.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off (for the previously exited specialty insurance business) for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020
Revenue from external sources:
Insurance operations
Personal insurance	$207.8	$198.1
Commercial insurance	148.7	132.4
Specialty run-off	(0.6)	—
Total insurance operations	355.9	330.5
Investment operations
Net investment income	17.6	18.9
Net investment gain (loss)	38.2	(135.2)
Total investment operations	55.8	(116.3)
All other	0.5	0.6
Total revenue from external sources	412.2	214.8
Intersegment revenue	1.6	1.6
Total revenue	413.8	216.4
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.6)
Total consolidated revenues	$412.2	$214.8
Segment income (loss) before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(49.4)	$0.3
Commercial insurance	3.0	(30.0)
Specialty run-off	1.6	(0.4)
Total insurance operations	(44.8)	(30.1)
Investment operations
Net investment income	17.6	18.9
Net investment gain (loss)	38.2	(135.2)
Total investment operations	55.8	(116.3)
All other	—	0.1
Total segment income (loss) before reconciling items	11.0	(146.3)
Reconciling items:
GAAP expense adjustments	(1.3)	5.9
Interest expense on corporate debt	(1.1)	(1.2)
Corporate expenses	(3.0)	(2.4)
Total reconciling items	(5.4)	2.3
Total consolidated income (loss) before federal income tax	$5.6	$(144.0)

Investable assets attributable to the Company’s investment operations segment totaled $2,825.9 million and $2,870.8 million at March 31, 2021, and December 31, 2020, respectively.
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
The Company is involved in lawsuits in the ordinary course of its business arising out of or otherwise related to its insurance policies. Additionally, from time to time the Company may be involved in lawsuits, including class actions, in the ordinary course of business but not arising out of or otherwise related to its insurance policies. Recently, these proceedings have included claims and lawsuits seeking coverage under commercial property policies for pure economic losses related to COVID-19. These lawsuits are in various stages of development, in various jurisdictions, and the Company intends to vigorously contest these matters. Based on currently available information, the Company does not believe that any such lawsuits will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. However, the Company cannot provide assurance that it will not be negatively impacted by adverse legislation or adverse judicial rulings in some of these matters. Future court decisions and interpretations, as well as future changes, if any, in legislation could create uncertainties and additional liabilities may arise which could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2021 and December 31, 2020, and for the consolidated statements of income for the three month periods ended March 31, 2021 and 2020. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2020 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2020 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
We have three reportable segments: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” in Item 1 of the 2020 Form 10-K for more information about our insurance segments. The results from our previously exited specialty insurance business are disclosed as "specialty run-off." Financial information about our reportable segments for 2021 is set forth in Note 14 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2021 and 2020:

($ millions, except per share amounts)	Three months ended March 31
	2021	2020
GAAP Basis:
Total revenues	$412.2	$214.8
Income (loss) before federal income taxes	$5.6	$(144.0)
Net income (loss)	$3.6	$(114.6)
Basic earnings (loss) per share	$0.08	$(2.62)
Diluted earnings (loss) per share	$0.08	$(2.62)
Stockholders’ equity	$972.0	$866.7
Return on average equity (LTM)	14.3%	(8.7)%
Book value per share	$22.07	$19.83
Debt to capital ratio	11.2%	17.4%
Cat loss and ALAE ratio	20.1%	12.7%
Non-cat loss and LAE ratio	58.8%	59.7%
Loss and LAE ratio	78.9%	72.4%
Expense ratio	34.0%	34.8%
Combined ratio	112.9%	107.2%
Premium written growth	3.5%	13.2%
Investment yield	2.8%	2.9%

SAP Basis:
Cat loss and ALAE ratio	20.1%	12.7%
Non-cat loss and ALAE ratio	51.5%	53.6%
ULAE ratio	7.2%	6.2%
Loss and LAE ratio	78.8%	72.5%
Expense ratio	33.5%	34.9%
Combined ratio	112.3%	107.4%

	Twelve months ended March 31
	2021	2020
Net premiums written to surplus	1.6	1.8
First Quarter 2021 Overview:
•For the three months ended March 31, 2021, net investment gain was $38.2 million, which included $31.5 million of gains recognized on equity securities.
•The SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2021 was 20.1%, or $71.6 million. The 2021 first quarter was impacted by winter storms Uri and Viola in Texas, which added 17.0 points to the first quarter loss and ALAE ratio. Approximately 75% of the first quarter 2021 catastrophe losses occurred within homeowners.
•The SAP non-cat loss and ALAE ratio for the three months ended March 31, 2021 was 51.5%, or $183.1 million. Non-catastrophe losses and ALAE included 6.9 points of favorable development relating to prior years, or $24.6 million. For the 2021 first quarter, the commercial insurance segment and personal insurance segment contributed

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

$21.8 million and $2.9 million, respectively, of favorable development. The current accident year non-cat loss and ALAE ratio was impacted by (i) non-cat weather losses, primarily wind and hail, and (ii) fire losses.
First Quarter 2020 Overview:
•For the three months ended March 31, 2020, net investment losses were $135.2 million which included $137.8 million of net losses recognized on equity securities and other invested assets. The fair value of our equity securities and other invested assets was adversely affected by the disruption in global financial markets as a result of the COVID-19 pandemic.
•The SAP catastrophe loss and ALAE ratio was 12.7%, or $41.9 million. First quarter 2020 was impacted by a severe wind and hail storm, including tornadoes in Tennessee, that contributed 8.3 points to the first quarter loss and ALAE ratio. Approximately 70% of the catastrophe losses for the quarter occurred within middle market commercial.
•The SAP non-cat loss and ALAE ratio was 53.6%, or $177.1 million. Non-catastrophe losses and ALAE included 3.2 points of favorable development relating to prior years, or $10.5 million, primarily from the commercial insurance segment, which contributed $16.8 million, partially offset by $6.4 million of adverse development from the personal insurance segment. The current accident year non-cat loss and ALAE ratio was impacted by (i) large losses, including fires, and (ii) a lower level of claims attributable to fewer miles driven later in the quarter as a result of compliance with shelter-in-place orders and other actions taken in response to the COVID-19 pandemic.

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
One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of the 2020 Form 10-K.
The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. For a discussion of our pension and postretirement benefit obligations, see the “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section included in Item 7 of the 2020 Form 10-K.
All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three months ended March 31, 2021 and 2020:

($ in millions)	2021	2020	2021	2020
Three months ended March 31	Personal & Commercial	Personal & Commercial	Total(1)	Total(1)

Net written premiums	$359.4	$346.6	$358.7	$346.5
Net earned premiums	356.5	330.5	355.9	330.5
Losses and LAE incurred:
Cat loss and ALAE	74.1	41.8	71.6	41.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(24.7)	(10.4)	(24.6)	(10.5)
Current accident year non-cat loss and ALAE	207.6	187.5	207.7	187.6
Total non-cat loss and ALAE	182.9	177.1	183.1	177.1
Total Loss and ALAE	257.0	218.9	254.7	219.0
ULAE	25.7	20.6	25.7	20.6
Total Loss and LAE	282.7	239.5	280.4	239.6
Underwriting expenses	120.2	120.7	120.3	121.0
Net underwriting loss	$(46.4)	$(29.7)	$(44.8)	$(30.1)

Cat loss and ALAE ratio	20.8%	12.7%	20.1%	12.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(6.9)%	(3.2)%	(6.9)%	(3.2)%
Current accident year non-cat loss and ALAE ratio	58.2%	56.8%	58.4%	56.8%
Total non-cat loss and ALAE ratio	51.3%	53.6%	51.5%	53.6%
Total Loss and ALAE ratio	72.1%	66.3%	71.6%	66.3%
ULAE ratio	7.2%	6.2%	7.2%	6.2%
Total Loss and LAE ratio	79.3%	72.5%	78.8%	72.5%
Expense ratio	33.5%	34.8%	33.5%	34.9%
Combined ratio	112.8%	107.3%	112.3%	107.4%

(1)Includes specialty run-off

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three months ended March 31, 2021 and 2020:
Table 1

($ in millions)
Three months ended March 31, 2021	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$89.1	$86.2	$17.9	$193.2
Net earned premiums	95.7	96.3	15.8	207.8
Losses and LAE incurred:
Cat loss and ALAE	0.5	52.4	9.6	62.5
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.8)	(2.1)	—	(2.9)
Current accident year non-cat loss and ALAE	56.9	55.1	8.1	120.1
Total non-cat loss and ALAE	56.1	53.0	8.1	117.2
Total Loss and ALAE	56.6	105.4	17.7	179.7
ULAE	8.5	8.7	1.2	18.4
Total Loss and LAE	65.1	114.1	18.9	198.1
Underwriting expenses	27.5	26.5	5.1	59.1
Net underwriting gain (loss)	$3.1	$(44.3)	$(8.2)	$(49.4)

Cat loss and ALAE ratio	0.6%	54.4%	60.6%	30.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.9)%	(2.2)%	0.2%	(1.4)%
Current accident year non-cat loss and ALAE ratio	59.5%	57.3%	51.6%	57.7%
Total non-cat loss and ALAE ratio	58.6%	55.1%	51.8%	56.3%
Total Loss and ALAE ratio	59.2%	109.5%	112.4%	86.4%
ULAE ratio	8.8%	9.1%	7.5%	8.9%
Total Loss and LAE ratio	68.0%	118.6%	119.9%	95.3%
Expense ratio	30.9%	30.7%	28.5%	30.6%
Combined ratio	98.9%	149.3%	148.4%	125.9%

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

The personal insurance segment's net written premiums for the three months ended March 31, 2021 decreased 3.2% when compared to the same 2020 period (Tables 1 - 2), driven by a decrease in personal auto net written premiums. The decrease in personal auto net written premiums was driven by a decline in new business, primarily attributable to cumulative rate and underwriting actions taken throughout 2020 to address personal auto profitability. Partially offsetting the decrease in the personal insurance segment's net written premiums was net written premium growth in homeowners and other personal, primarily driven by increased rates.
The personal insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2021 increased 23.7 points when compared to the same 2020 period (Tables 1 - 2), due to winter storms Uri and Viola, which contributed 24.3 points to the personal lines SAP catastrophe loss and ALAE ratio. Approximately 85% of the losses attributable to winter storms Uri and Viola was in our homeowners line of business, and approximately 90% of the personal lines catastrophe losses occurred in Texas.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 increased 0.6 points when compared to the same 2020 period (Tables 1 - 2).
The personal auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 improved 5.7 points when compared to the same 2020 period, driven by favorable development of prior accident year losses of 0.9 points compared to adverse development of 5.0 points in the same 2020 period. The first quarter 2021 prior accident year favorable development was driven by favorable development on physical damage coverages, primarily from the 2020 accident year. The first quarter 2020 prior accident year adverse development was driven by higher than expected severity, primarily from the 2019 accident year, for bodily injury, property damage, and personal injury protection, particularly in Michigan.
The homeowners SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 increased 7.0 points when compared to the same 2020 period. The 2021 increase was primarily driven by higher severity for property claims in the current accident year. Partially offsetting the increase was favorable development of prior accident year losses compared to adverse development in the same 2020 period. The first quarter 2021 favorable development of prior accident year losses was due to lower than expected loss emergence, primarily from the 2020 accident year. The first quarter 2020 prior accident year adverse development was primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three months ended March 31, 2021 and 2020:
Table 3

($ in millions)
Three months ended March 31, 2021	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$51.3	$35.0	$39.3	$16.0	$19.9	$4.7	$166.2
Net earned premiums	40.9	31.7	39.6	15.2	16.5	4.8	148.7
Losses and LAE incurred:
Cat loss and ALAE	0.2	5.2	3.0	—	3.2	—	11.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.6)	(2.2)	(8.1)	(8.5)	(1.4)	(1.0)	(21.8)
Current accident year non-cat loss and ALAE	25.4	19.8	25.6	9.3	5.5	1.9	87.5
Total non-cat loss and ALAE	24.8	17.6	17.5	0.8	4.1	0.9	65.7
Total Loss and ALAE	25.0	22.8	20.5	0.8	7.3	0.9	77.3
ULAE	2.6	2.4	0.8	0.7	0.7	0.1	7.3
Total Loss and LAE	27.6	25.2	21.3	1.5	8.0	1.0	84.6
Underwriting expenses	16.1	11.5	16.2	7.5	8.0	1.8	61.1
Net underwriting (loss) gain	$(2.8)	$(5.0)	$2.1	$6.2	$0.5	$2.0	$3.0

Cat loss and ALAE ratio	0.3%	16.5%	7.6%	—%	19.7%	—%	7.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.5)%	(7.0)%	(20.3)%	(55.8)%	(8.3)%	(20.8)%	(14.6)%
Current accident year non-cat loss and ALAE ratio	62.1%	62.6%	64.6%	60.7%	33.4%	38.7%	58.8%
Total non-cat loss and ALAE ratio	60.6%	55.6%	44.3%	4.9%	25.1%	17.9%	44.2%
Total Loss and ALAE ratio	60.9%	72.1%	51.9%	4.9%	44.8%	17.9%	52.0%
ULAE ratio	6.3%	7.4%	2.0%	4.9%	4.1%	2.8%	4.9%
Total Loss and LAE ratio	67.2%	79.5%	53.9%	9.8%	48.9%	20.7%	56.9%
Expense ratio	31.6%	32.8%	41.2%	46.9%	39.9%	39.0%	36.8%
Combined ratio	98.8%	112.3%	95.1%	56.7%	88.8%	59.7%	93.7%

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

Commercial auto and small commercial package new business has been written on State Auto Connect since 2018. Our farm and ranch product launched on State Auto Connect during the first quarter of 2020 and is now live in 29 states. Nine of the 29 states are states that we previously were not writing policies for farm & ranch products. Our middle market commercial product launched on State Auto Connect in March 2020 and is currently live in 30 states after completing the launch in the last state in April 2021. Finally, our workers' compensation product launched on State Auto Connect in the fourth quarter of 2020 and is currently live in 16 states as of April 2021 with subsequent state rollouts scheduled throughout 2021.
The commercial insurance segment's net written premiums for the three months ended March 31, 2021, increased 13.0%, when compared to the same 2020 period (Tables 3 - 4), primarily driven by (i) new business growth and rate increases in commercial auto and small commercial package, and (ii) new business growth in farm & ranch. The net written premium growth was partially offset by a decrease in net written premiums in workers’ compensation due to our 2020 decision to not renew and no longer write nursing home business, and a decrease in net written premiums in middle market commercial due to a decline in new business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The commercial insurance segment's SAP catastrophe loss and ALAE ratio for the three months ended March 31, 2021 improved 14.2 points when compared to the same 2020 period (Tables 3 - 4). While the number of catastrophe events increased compared to 2020, the 2021 catastrophe events were less severe. During the first quarter 2021, winter storms Uri and Viola contributed 6.7 points to the loss and ALAE ratio. Approximately 60% of the first quarter 2021 catastrophe losses occurred in Texas. During the first quarter 2020, a wind and hail storm, including tornadoes, in Tennessee contributed 19.0 points to the first quarter loss and ALAE ratio, of which 11.4 points were from three large losses in Nashville.
The commercial insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 improved 6.2 points when compared to the same 2020 period (Tables 3 - 4).
The commercial auto SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 increased 3.7 points when compared to the same 2020 period, driven by an increase in the current accident year ratio. The 2021 current accident year was impacted by higher bodily injury and uninsured motorist claims frequency when compared to 2020. Partially offsetting the increase was greater favorable development of prior accident year losses when compared to the same 2020 period. The 2021 prior accident year favorable development was due to lower than anticipated bodily injury and uninsured motorist claims severity from the 2019 accident year
The small commercial package SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 increased 10.6 points when compared to the same 2020 period, primarily due to less favorable development of prior accident year losses. The 2021 favorable development was attributable to lower than anticipated bodily injury severity from multiple accident years, partially offset by adverse development on several large property claims from the 2020 accident year. The 2020 favorable development was primarily attributable to lower than expected bodily injury severity from multiple accident years.
The middle market commercial SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 improved 17.9 points when compared to the same 2020 period, primarily due to (i) improvement in the current accident year ratio due to reduced business activity in response to COVID-19, and (ii) greater favorable development of prior accident year losses, primarily driven by favorable development on bodily injury claims from multiple accident years and on large fire claims from the 2020 accident year. The 2020 favorable development of prior accident year losses was primarily attributable to lower than expected bodily injury severity from multiple accident years.
The workers' compensation SAP non-catastrophe loss and ALAE ratio for the three months ended March 31, 2021 improved 42.8 points when compared to the same 2020 period, primarily due to (i) greater favorable development of prior accident year losses across multiple accident years and (ii) lower claim severity in the current accident year when compared 2020.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020	Change
	(Favorable)/Adverse
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(0.8)	$5.2	$(6.0)
Homeowners	(2.1)	2.2	(4.3)
Other Personal	—	(1.0)	1.0
Total Personal Insurance Segment	(2.9)	6.4	(9.3)

Commercial Insurance Segment:
Commercial Auto	(0.6)	(0.1)	(0.5)
Small Commercial Package	(2.2)	(5.4)	3.2
Middle Market Commercial	(8.1)	(5.1)	(3.0)
Workers' Compensation	(8.5)	(4.0)	(4.5)
Farm & Ranch	(1.4)	(0.8)	(0.6)
Other Commercial	(1.0)	(1.4)	0.4
Total Commercial Insurance Segment	(21.8)	(16.8)	(5.0)

Specialty run-off	0.1	(0.1)	0.2
Cat Loss and ALAE	(3.8)	0.3	(4.1)
ULAE	(2.1)	2.7	(4.8)
Total	$(30.5)	$(7.5)	$(23.0)

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at March 31, 2021 and December 31, 2020:

($ millions)	March 31, 2021	December 31, 2020	$ Change
Personal Insurance Segment:
Personal Auto	$170.5	$174.4	$(3.9)
Homeowners	124.2	90.4	33.8
Other Personal	19.8	15.8	4.0
Total Personal Insurance Segment	314.5	280.6	33.9
Commercial Insurance Segment:
Commercial Auto	101.7	93.8	7.9
Small Commercial Package	100.4	95.9	4.5
Middle Market Commercial	162.5	162.2	0.3
Workers’ Compensation	163.9	176.4	(12.5)
Farm & Ranch	20.2	18.3	1.9
Other Commercial	26.3	25.6	0.7
Total Commercial Insurance Segment	575.0	572.2	2.8
Specialty run-off:
E&S Property	17.4	24.3	(6.9)
E&S Casualty	102.2	112.2	(10.0)
Programs	33.6	36.8	(3.2)
Total Specialty run-off	153.2	173.3	(20.1)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,042.7	$1,026.1	$16.6

Losses and loss expenses payable increased $16.6 million since December 31, 2020 primarily due to a higher level of catastrophe losses in the personal insurance segment discussed above, partially offset by the run-off from our previously exited specialty insurance business.
We conduct quarterly reviews of loss development and make judgments in determining the reserves for losses and loss expenses. Several factors are considered by us when estimating ultimate liabilities, including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, exposure changes, anticipated inflation, current business conditions, catastrophe development, late reported claims, and other reasonableness tests. Our quarterly review also included the potential impact of COVID-19 on our reserves for losses and loss expenses. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity, and cash flows as a result of the COVID-19 pandemic, see "Risk Factors" in “Item 1A” of the 2020 Form 10-K.
The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience differing from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required for claims settlement vary from the liability currently recorded. For a discussion of our reserving methodologies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2020 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three months ended March 31, 2021 was $121.0 million compared to $114.9 million for the same 2020 period. The increase in acquisition and operating expenses was driven by an increase in (i) estimated variable associate compensation and (ii) amortization of deferred acquisition costs.
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
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2020 Form 10-K.
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2021 and December 31, 2020:

($ millions)	March 31, 2021	% of Total	December 31, 2020	% of Total
Cash and cash equivalents	$59.1	2.1%	$90.7	3.2%
Fixed maturities, at fair value:
Fixed maturities	2,104.3	74.5%	2,121.0	73.9%
Treasury inflation-protected securities	104.7	3.7%	116.2	4.0%
Total fixed maturities	2,209.0	78.2%	2,237.2	77.9%
Notes receivable from affiliate	70.0	2.5%	70.0	2.4%
Equity securities:
Large-cap securities	149.2	5.2%	134.2	4.7%
Mutual and exchange traded funds	250.4	8.9%	255.5	8.9%
Total equity securities	399.6	14.1%	389.7	13.6%
Other invested assets:
International funds	60.6	2.1%	55.8	2.0%
Other invested assets	15.8	0.6%	15.3	0.5%
Total other invested assets	76.4	2.7%	71.1	2.5%
Other invested assets, at cost	11.8	0.4%	12.1	0.4%
Total portfolio	$2,825.9	100.0%	$2,870.8	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$158.5	$159.7
Due after 1 year through 5 years	536.7	562.2
Due after 5 years through 10 years	165.9	170.5
Due after 10 years	556.1	582.3
U.S. government agencies mortgage-backed securities	730.3	734.3
Total	$2,147.5	$2,209.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.60 and 4.72 as of March 31, 2021, and December 31, 2020, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three months ended March 31, 2021 and 2020:

($ millions)	Three months ended March 31
	2021	2020
Gross investment income:
Fixed maturities	$15.4	$15.1
Equity securities	1.6	3.1
Other	0.9	1.0
Total gross investment income	17.9	19.2
Less: Investment expenses	0.3	0.3
Net investment income	$17.6	$18.9

Average invested assets (at cost)	$2,531.3	$2,623.9
Annualized investment yield	2.8%	2.9%
Annualized investment yield, after tax	2.3%	2.4%
Net investment income, after tax	$14.6	$15.6
Effective tax rate	17.4%	17.2%

When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2021 and 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at March 31, 2021, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at March 31, 2021:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$448.4	$23.0	$(0.4)	$471.0
Obligations of states and political subdivisions	480.4	22.0	(1.9)	500.5
Corporate securities	488.4	17.0	(2.2)	503.2
U.S. government agencies mortgage-backed securities	730.3	15.4	(11.4)	734.3
Total available-for-sale fixed maturities	$2,147.5	$77.4	$(15.9)	$2,209.0

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at March 31, 2021, and December 31, 2020, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2021:

($ millions)	March 31, 2021	December 31, 2020	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$61.5	$120.2	$(58.7)
Net deferred federal income tax	(12.9)	(25.3)	12.4
Unrealized gains, net of tax	$48.6	$94.9	$(46.3)

At March 31, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $106.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of these loans. In accordance with the terms of the FHLB loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2021, and December 31, 2020.

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
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at March 31, 2021 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums for the pool is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on our condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three months ended March 31, 2021.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2021, and December 31, 2020, we had $59.1 million and $90.7 million, respectively, in cash and cash equivalents, and $2,685.0 million and $2,698.0 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.4 million and $9.7 million of securities on deposit with insurance regulators as required by law at March 31, 2021, and December 31, 2020; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $18.9 million and $28.0 million for the three months ended March 31, 2021 and 2020, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.
Cash used in investing activities was $9.0 million and cash provided by investing activities was $20.1 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by an increase in the purchase of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

fixed maturities, partially offset by an increase in the maturities of fixed maturities and the sale of fixed maturities and equity securities.
Cash used in financing activities was $3.7 million and cash provided by financing activities was $56.5 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by proceeds from the FHLB REPO loan in 2020.
Borrowing Arrangements
FHLB Line of Credit
As of March 31, 2021, State Auto P&C had an Open Line of Credit Commitment (the "Prior OLC") with the FHLB that provided it with a $100.0 million open line of credit available for general corporate purposes. As of March 31, 2021, no advances had been made under the Prior OLC. The Prior OLC matured on April 2, 2021, and on that date, State Auto P&C entered into a new Open Line of Credit Commitment (the “New OLC”) with the FHLB that provides it with a $100.0 million one-year open line of credit available for general corporate purposes. Draws under the New OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the New OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
FHLB Loans
State Auto P&C has a term loan with the FHLB in the amount of $21.5 million (the “2020 FHLB Loan”). The 2020 FHLB Loan Matures in September of 2030 and provides for interest-only payments during its term, with principal due in full at maturity, and may be prepaid without penalty after five years and each of the succeeding six months thereafter. The interest rate is fixed over the term of the loan at 1.37%. The 2020 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2021, and 2020 were 4.39% and 5.78%, respectively.
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
Regulatory Considerations
At March 31, 2021, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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
CREDIT AND FINANCIAL STRENGTH RATINGS
On July 16, 2020, A.M. Best affirmed the State Auto Group’s financial strength rating of A- (Excellent) with a stable outlook.
MARKET RISK
With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2020 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2020 Form 10-K.

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

State Auto Financial Corporation

Date: May 7, 2021	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)