Form 10-Q
period 2021-06-30
State Auto Financial CORP
filed 2021-08-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐    No   ☒
On July 30, 2021, the Registrant had 44,223,498 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2021

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	June 30, 2021	December 31, 2020
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,134.9 and $2,117.0, respectively)	$2,214.9	$2,237.2
Equity securities	375.5	389.7
Other invested assets	79.6	71.1
Other invested assets, at cost	11.1	12.1
Notes receivable from affiliate	70.0	70.0
Total investments	2,751.1	2,780.1
Cash and cash equivalents	108.7	90.7
Accrued investment income and other assets	26.4	29.7
Premiums receivable	17.6	14.0
Deferred policy acquisition costs (affiliated net assumed $37.0 and $30.1, respectively)	127.2	122.2
Reinsurance recoverable on losses and loss expenses payable	19.7	24.3
Prepaid reinsurance premiums	8.8	8.3
Current federal income taxes	1.7	1.7
Net deferred federal income taxes	29.0	27.3
Property and equipment, at cost (net of accumulated depreciation of $3.5 and $3.5, respectively)	3.8	4.2
Total assets	$3,094.0	$3,102.5
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $441.9 and $438.8, respectively)	$1,060.9	$1,050.4
Unearned premiums (affiliated net assumed $494.7 and $452.4, respectively)	769.1	723.4
Notes payable (affiliates $15.3 and $15.3, respectively)	122.1	122.1
Pension and postretirement benefits	52.2	66.2
Due to affiliate	16.2	11.2
Other liabilities (affiliated net assumed $19.4 and $22.4, respectively)	95.2	119.2
Total liabilities	2,115.7	2,092.5
Stockholders’ equity:
Common stock, without par value. Authorized 100.0 shares; 51.0 and 50.7 shares issued, respectively, at stated value of $2.50 per share	127.5	126.8
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.8)	(118.4)
Additional paid-in capital	213.1	213.3
Accumulated other comprehensive (loss) income	(13.3)	13.9
Retained earnings	769.8	774.4
Total stockholders’ equity	978.3	1,010.0
Total liabilities and stockholders’ equity	$3,094.0	$3,102.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2021	2020
Earned premiums (affiliated net assumed $92.2 and $61.6, respectively)	$369.9	$340.7
Net investment income (affiliates $0.7 and $0.7, respectively)	17.7	17.7
Net investment gain	26.7	75.9
Other income from affiliates	0.4	0.5
Total revenues	414.7	434.8

Losses and loss expenses (affiliated net assumed $107.8 and $73.2, respectively)	299.8	271.2
Acquisition and operating expenses (affiliated net assumed $27.0 and $21.0, respectively)	107.2	119.5
Interest expense (affiliates $0.1 and $0.3, respectively)	1.1	1.3
Other expenses	2.4	1.2
Total expenses	410.5	393.2
Income before federal income taxes	4.2	41.6
Federal income tax (benefit) expense:
Current	—	(0.4)
Deferred	3.6	7.7
Total federal income tax expense	3.6	7.3
Net income	$0.6	$34.3
Earnings per common share:
Basic	$0.01	$0.78
Diluted	$0.01	$0.74

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2021	2020
Earned premiums (affiliated net assumed $170.2 and $119.9, respectively)	$725.8	$671.2
Net investment income (affiliates $1.4 and $1.4, respectively)	35.3	36.6
Net investment gain (loss)	64.9	(59.3)
Other income from affiliates	0.9	1.1
Total revenues	826.9	649.6

Losses and loss expenses (affiliated net assumed $221.5 and $84.1, respectively)	580.6	510.6
Acquisition and operating expenses (affiliated net assumed $64.1 and $41.9, respectively)	228.2	234.4
Interest expense (affiliates $0.3 and $0.5, respectively)	2.2	2.5
Other expenses	6.1	4.5
Total expenses	817.1	752.0
Income (loss) before federal income taxes	9.8	(102.4)
Federal income tax (benefit) expense:
Current	—	(0.4)
Deferred	5.6	(21.7)
Total federal income tax expense (benefit)	5.6	(22.1)
Net income (loss)	$4.2	$(80.3)
Earnings (loss) per common share:
Basic	$0.10	$(1.83)
Diluted	$0.09	$(1.83)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2021	2020
Net income	$0.6	$34.3
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding gains	17.7	38.9
Reclassification adjustments for losses (gains) realized in net income	0.8	(1.0)
Income tax expense	(3.9)	(7.9)
Total net unrealized holding gains on available-for-sale investments	14.6	30.0
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	4.4	3.6
Income tax expense	(0.6)	(0.4)
Total net unrecognized benefit plan obligations	2.2	1.6
Other comprehensive income	16.8	31.6
Comprehensive income	$17.4	$65.9

Consolidated Statements of Comprehensive Loss

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2021	2020
Net income (loss)	$4.2	$(80.3)
Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on fixed available-for-sale investments:
Unrealized holding (losses) gains	(39.5)	69.9
Reclassification adjustments for gains realized in net income	(0.7)	(3.4)
Income tax benefit (expense)	8.5	(13.9)
Total net unrealized holding (loss) gains on available-for-sale investments	(31.7)	52.6
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(3.2)	(3.2)
Net actuarial loss	8.9	7.3
Income tax expense	(1.2)	(0.9)
Total net unrecognized benefit plan obligations	4.5	3.2
Other comprehensive (loss) income	(27.2)	55.8
Comprehensive loss	$(23.0)	$(24.5)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended June 30
	2021	2020
Common shares:
Balance at beginning of period	50.9	50.6
Issuance of shares	0.1	0.1
Balance at June 30	51.0	50.7
Treasury shares:
Balance at beginning of period	(6.9)	(6.9)
Balance at June 30	(6.9)	(6.9)
Common stock:
Balance at beginning of period	$127.4	$126.5
Issuance of shares	0.1	0.2
Balance at June 30	$127.5	$126.7
Treasury stock:
Balance at beginning of period	$(118.9)	$(118.4)
Shares acquired on stock award exercises and vested restricted shares	0.1	—
Balance at June 30	$(118.8)	$(118.4)
Additional paid-in capital:
Balance at beginning of period	$220.1	$209.1
Issuance of common stock	0.8	0.9
Stock awards granted	(7.8)	1.1
Balance at June 30	$213.1	$211.1
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(30.1)	$(13.7)
Change in net unrealized holding gains on available-for-sale investments	14.6	30.0
Change in net unrecognized benefit plan obligations	2.2	1.6
Balance at June 30	$(13.3)	$17.9
Retained earnings:
Balance at beginning of period	$773.5	$663.2
Net income	0.6	34.3
Dividends declared, $0.10 and $0.10 per share (affiliates $2.6 and $2.6, respectively)	$(4.3)	$(4.3)
Balance at June 30	769.8	693.2
Total stockholders’ equity at June 30	$978.3	$930.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Six months ended June 30
	2021	2020
Common shares:
Balance at beginning of year	50.7	50.4
Issuance of shares	0.3	0.3
Balance at June 30	51.0	50.7
Treasury shares:
Balance at beginning of year	(6.9)	(6.9)
Balance at June 30	(6.9)	(6.9)
Common stock:
Balance at beginning of year	$126.8	$125.9
Issuance of shares	0.7	0.8
Balance at June 30	$127.5	$126.7
Treasury stock:
Balance at beginning of year	$(118.4)	$(117.5)
Shares acquired on stock award exercises and vested restricted shares	(0.4)	(0.9)
Balance at June 30	$(118.8)	$(118.4)
Additional paid-in capital:
Balance at beginning of year	$213.3	$206.7
Issuance of common stock	1.4	2.2
Stock awards granted	(1.6)	2.2
Balance at June 30	$213.1	$211.1
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$13.9	$(37.9)
Change in net unrealized holding (losses) gains on available-for-sale investments	(31.7)	52.6
Change in unrecognized benefit plan obligations, net of tax	4.5	3.2
Balance at June 30	$(13.3)	$17.9
Retained earnings:
Balance at beginning of year	$774.4	$782.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	—	(0.5)
Net income	4.2	(80.3)
Dividends declared, $0.20 and $0.20 per share (affiliates $5.2 and $5.2, respectively)	$(8.8)	$(8.7)
Balance at June 30	769.8	693.2
Total stockholders’ equity at June 30	$978.3	$930.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2021	2020
Cash flows from operating activities:
Net income (loss)	$4.2	$(80.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization, net	3.8	5.7
Share-based compensation	(1.5)	(0.5)
Net investment (gain) loss	(65.3)	59.3
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(5.0)	(8.9)
Accrued investment income and other assets	3.3	0.6
Premiums receivables	(3.6)	(4.5)
Postretirement and pension benefits	(11.7)	(10.5)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	4.1	(23.8)
Other liabilities and due to/from affiliates, net	(15.8)	(42.0)
Losses and loss expenses payable	10.5	38.2
Unearned premiums	45.7	56.6
Deferred tax on share-based awards	(0.4)	(0.2)
Federal income taxes	6.0	(21.9)
Net cash used in operating activities	(25.7)	(32.2)
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(359.4)	(280.8)
Purchases of equity securities	(12.9)	(42.7)
Purchases of other invested assets	(0.5)	(6.9)
Maturities, calls and pay downs of fixed maturities available-for-sale	203.3	186.7
Sales of fixed maturities available-for-sale	135.5	188.3
Sales of equity securities	83.5	30.0
Sales of other invested assets	1.3	0.6
Disposals of property and equipment	—	0.2
Net cash provided by investing activities	50.8	75.4
Cash flows from financing activities:
Proceeds from issuance of common stock	2.1	3.0
Payments to acquire treasury stock	(0.4)	(0.9)
Payment of dividends	(8.8)	(8.7)
Proceeds from short-term debt	—	60.0
Net cash (used in) provided by financing activities	(7.1)	53.4
Net increase in cash and cash equivalents	18.0	96.6
Cash and cash equivalents at beginning of period	90.7	78.0
Cash and cash equivalents at end of period	$108.7	$174.6
Supplemental disclosures:
Interest paid (affiliates $0.3 and $0.5, respectively)	$2.2	$2.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2020 Form 10-K.
Adoption of Recent Accounting Pronouncements
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The guidance became effective for annual and interim reporting periods after December 15, 2020. On January 1, 2021, the Company adopted this guidance and it did not have a material impact on the Company's results of operations, consolidated financial position or cash flows.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the amortized cost and fair value of investments by investment category at June 30, 2021 and December 31, 2020:

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
June 30, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.6	$26.9	$(0.1)	$488.4
Obligations of states and political subdivisions	473.1	25.6	(0.1)	498.6
Corporate securities	457.7	18.3	(0.3)	475.7
U.S. government agencies mortgage-backed securities	742.5	16.6	(6.9)	752.2
Total available-for-sale fixed maturities	$2,134.9	$87.4	$(7.4)	$2,214.9

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$45.2	$—	$551.7
Obligations of states and political subdivisions	511.3	30.4	(0.2)	541.5
Corporate securities	459.9	23.4	—	483.3
U.S. government agencies mortgage-backed securities	639.3	22.9	(1.5)	660.7
Total available-for-sale fixed maturities	$2,117.0	$121.9	$(1.7)	$2,237.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
June 30, 2021
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$71.1	$(0.1)	12	$—	$—	—	$71.1	$(0.1)	12
Obligations of states and political subdivisions	3.8	(0.1)	1	—	—	—	3.8	(0.1)	1
Corporate securities	42.5	(0.3)	9	—	—	—	42.5	(0.3)	9
U.S. government agencies mortgage-backed securities	320.5	(6.9)	72	8.4	—	5	328.9	(6.9)	77
Total temporarily impaired securities	$437.9	$(7.4)	94	$8.4	$—	5	$446.3	$(7.4)	99

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.6	$—	4	$—	$—	—	$9.6	$—	4
Obligations of states and political subdivisions	19.5	(0.2)	5	—	—	—	19.5	(0.2)	5
Corporate securities	1.5	—	2	—	—	—	1.5	—	2
U.S. government agencies mortgage-backed securities	136.1	(1.4)	35	7.0	(0.1)	3	143.1	(1.5)	38
Total temporarily impaired securities	$166.7	$(1.6)	46	$7.0	$(0.1)	3	$173.7	$(1.7)	49

The Company reviewed its available-for-sale fixed maturities at June 30, 2021, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$135.7	$136.8
Due after 1 year through 5 years	571.0	596.8
Due after 5 years through 10 years	154.8	162.2
Due after 10 years	530.9	566.9
U.S. government agencies mortgage-backed securities	742.5	752.2
Total	$2,134.9	$2,214.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At June 30, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB"). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At June 30, 2021, State Auto P&C had fixed maturities with fair values of approximately $32.9 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.6 million and $9.7 million were on deposit with insurance regulators as required by law at June 30, 2021, and December 31, 2020, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Fixed maturities	$15.4	$14.5	$30.8	$29.6
Equity securities	1.2	2.6	2.8	5.7
Cash and cash equivalents, and other	1.1	0.8	2.0	1.8
Investment income	17.7	17.9	35.6	37.1
Investment expenses	—	0.2	0.3	0.5
Net investment income	$17.7	$17.7	$35.3	$36.6

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $220.3 million and $218.9 million for the six months ended June 30, 2021, and 2020, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	$0.9	$1.9	$3.9	$5.5
Realized losses on sales of securities	(1.7)	(0.9)	(3.2)	(2.1)
Net (loss) gain on fixed securities	(0.8)	1.0	0.7	3.4
Net gain (loss) on equity securities	24.9	69.1	56.4	(53.3)
Net gain (loss) on other invested assets	3.0	5.8	8.2	(9.6)
Other net realized (loss)/gain	(0.4)	—	(0.4)	0.2
Net gain (loss) on investments	$26.7	$75.9	$64.9	$(59.3)

Change in net unrealized holding gains (losses), net of tax
Fixed maturities	$18.5	$37.9	$(40.2)	$66.5
Deferred federal income tax (liability) benefit	(3.9)	(7.9)	8.5	(13.9)
Change in net unrealized holding gains (losses), net of tax	$14.6	$30.0	$(31.7)	$52.6

The unrealized holding gains recognized for the three and six months ended June 30, 2021 on equity securities still held were $19.8 million and $46.1 million, respectively. The unrealized holding gains/(losses) recognized for the three and six months ended June 30, 2020 on equity securities still held were $78.6 million and $(44.7) million, respectively. The unrealized holding gains recognized for the three and six months ended June 30, 2021 on other invested assets still held were $3.0 million and $8.2 million, respectively. The unrealized holding gains/(losses) recognized for the three and six months ended June 30, 2020 on other invested assets still held were $5.8 million and $(9.6) million, respectively.
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
The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At June 30, 2021, and December 31, 2020, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $63.0 million and $55.8 million at June 30, 2021, and December 31, 2020, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds, which are each based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2021 and December 31, 2020:

($ millions)	Total	Level 1	Level 2
June 30, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$488.4	$—	$488.4
Obligations of states and political subdivisions	498.6	—	498.6
Corporate securities	475.7	—	475.7
U.S. government agencies mortgage-backed securities	752.2	—	752.2
Total available-for-sale fixed maturities	2,214.9	—	2,214.9
Equity securities:
Large-cap securities	158.6	158.6	—
Mutual and exchange traded funds	216.9	216.9	—
Total equity securities	375.5	375.5	—
Other invested assets	16.6	16.6	—
Total investments	$2,607.0	$392.1	$2,214.9

($ millions)	Total	Level 1	Level 2
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$551.7	$—	$551.7
Obligations of states and political subdivisions	541.5	—	541.5
Corporate securities	483.3	—	483.3
U.S. government agencies mortgage-backed securities	660.7	—	660.7
Total available-for-sale fixed maturities	2,237.2	—	2,237.2
Equity securities:
Large-cap securities	134.2	134.2	—
Mutual and exchange traded funds	255.5	255.5	—
Total equity securities	389.7	389.7	—
Other invested assets	15.3	15.3	—
Total investments	$2,642.2	$405.0	$2,237.2

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at June 30, 2021, was $10.6 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	June 30, 2021			December 31, 2020
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, issued May 2019	$70.0	$76.9	4.05%	$70.0	$80.4	4.05%

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

($ millions, except interest rates)	June 30, 2021			December 31, 2020
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2030: issued $21.5, September 2020 with fixed interest	$21.5	$20.8	1.37%	$21.5	$21.6	1.37%
FHLB Loan due 2033: issued $85.0, May 2018 with fixed interest	85.3	103.7	3.96%	85.3	107.1	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.3	15.3	4.33%	15.3	15.3	4.43%
Total notes payable	$122.1	$139.8		$122.1	$144.0

4. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three and six months ended June 30, 2021 and 2020:

($ millions)	2021	2020
Beginning balance at April 1	$121.2	$113.3
Acquisition costs deferred	68.4	100.3
Acquisition costs amortized to expense	(62.4)	(93.6)
Ending balance at June 30	$127.2	$120.0

Beginning balance at January 1	$122.2	$111.1
Acquisition costs deferred	129.0	191.4
Acquisition costs amortized to expense	(124.0)	(182.5)
Ending balance at June 30	$127.2	$120.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the six months ended June 30, 2021 and 2020:

($ millions)	2021	2020
Losses and loss expenses payable, at beginning of period	$1,050.4	$1,066.5
Less: reinsurance recoverable on losses and loss expenses payable	24.3	13.6
Net balance at beginning of period	1,026.1	1,052.9
Incurred related to:
Current year	624.1	518.2
Prior years	(43.5)	(7.6)
Total incurred	580.6	510.6
Paid related to:
Current year	303.1	228.9
Prior years	262.4	265.7
Total paid	565.5	494.6
Net balance at end of period	1,041.2	1,068.9
Plus: reinsurance recoverable on losses and loss expenses payable	19.7	36.4
Losses and loss expenses payable, at end of period	$1,060.9	$1,105.3

The Company recorded more favorable development related to prior years’ loss and loss expense reserves for the six months ended June 30, 2021, of $43.5 million compared to $7.6 million for the same 2020 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the six months ended June 30, 2021 was $40.5 million, driven by favorable development of $38.5 million in the commercial insurance segment. In the commercial insurance segment, all products developed favorably, with workers' compensation and middle market commercial contributing $15.4 million and $13.5 million, respectively.
For the six months ended June 30, 2020, favorable development of prior accident year's non-catastrophe loss and ALAE reserves was $12.5 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all lines contributed favorable development, with small commercial package, workers' compensation and middle market commercial contributing $9.0 million, $8.8 million and $8.0 million respectively. Partially offsetting the favorable development was adverse development in the personal insurance segment and specialty run-off, which contributed $12.1 million and $6.1 million, respectively. The adverse development in the personal insurance segment was primarily driven by personal auto, which contributed $11.1 million of adverse development. The personal auto adverse development was driven by higher than expected severity of bodily injury claims and higher than expected frequency of property damage claims, primarily from the 2019 accident year. The specialty run-off adverse development primarily relates to an adverse court decision relating to an E&S casualty claim from 2016.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Premiums earned:
Assumed from external insurers and reinsurers	$20.2	$20.7	$42.0	$41.3
Assumed under Pooling Arrangement	369.9	340.7	725.8	671.2
Ceded to external insurers and reinsurers	(8.5)	(7.1)	(17.5)	(17.7)
Ceded under Pooling Arrangement	(277.7)	(279.1)	(555.6)	(551.3)
Net assumed premiums earned	$103.9	$75.2	$194.7	$143.5
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$21.6	$15.5	$36.1	$27.2
Assumed under Pooling Arrangement	299.8	271.2	580.6	510.6
Ceded to external insurers and reinsurers	(3.0)	(12.5)	(6.3)	(46.0)
Ceded under Pooling Arrangement	(192.0)	(198.0)	(359.1)	(426.5)
Net assumed losses and loss expenses incurred	$126.4	$76.2	$251.3	$65.3

7. Notes Payable and Open Line of Credit
FHLB Loans
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides State Auto P&C with a $100.0 million one-year open line of credit available for general corporate purposes. The OLC was renewed for one year on April 2, 2021. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C. As of June 30, 2021, no advances had been made under the OLC
State Auto P&C also has a fifteen-year term loan and a ten-year term loan with the FHLB that are more fully disclosed in Note 10 of the Notes to Condensed Consolidated Financial Statements in the 2020 Form 10-K. The foregoing OLC and term loans from the FHLB are collectively referred to as the "FHLB Loans".
8. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
Amount at statutory rate	$0.9	21.0%	$8.7	21.0%	$2.1	21.0%	$(21.5)	21.0%
Tax-exempt interest and dividends received deduction	(0.6)	(14.2)	(0.4)	(0.9)	(1.2)	(12.6)	(1.1)	1.1
Other, net	3.3	78.0	(1.0)	(2.5)	4.7	48.6	0.5	(0.5)
Federal income tax expense (benefit)	$3.6	84.8%	$7.3	17.6%	$5.6	57.0%	$(22.1)	21.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three and six months ended June 30, 2021 and 2020:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1.2	$1.2	$—	$—	$2.5	$2.4	$—	$—
Interest cost	2.1	2.4	0.1	0.1	4.2	4.8	0.1	0.2
Expected return on plan assets	(4.2)	(4.3)	—	—	(8.5)	(8.7)	—	—
Amortization of:
Negative prior service cost	—	—	(1.4)	(1.3)	—	—	(2.8)	(2.7)
Net actuarial loss/(gain)	3.5	2.3	(0.1)	—	7.0	4.6	(0.1)	0.1
Net periodic cost (benefit)	$2.6	$1.6	$(1.4)	$(1.2)	$5.2	$3.1	$(2.8)	$(2.4)

The Company contributed $10.0 million to its pension plan for the six months ended June 30, 2021 and expects to contribute an additional $5.0 million to its pension plan during 2021.
10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three and six months ended June 30, 2021 and 2020:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at April 1, 2021	$51.2	$(81.3)	$(30.1)
Other comprehensive loss before reclassifications	14.0	—	14.0
Amounts reclassified from AOCI (a)	0.6	2.2	2.8
Net current period other comprehensive (loss) income	14.6	2.2	16.8
Ending balance at June 30, 2021	$65.8	$(79.1)	$(13.3)

Beginning balance at April 1, 2020	$63.0	$(76.7)	$(13.7)
Other comprehensive income before reclassifications	30.8	—	30.8
Amounts reclassified from AOCI (a)	(0.8)	1.6	0.8
Net current period other comprehensive income	30.0	1.6	31.6
Ending balance at June 30, 2020	$93.0	$(75.1)	$17.9

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2021	$97.5	$(83.6)	$13.9
Other comprehensive income before reclassifications	(31.1)	—	(31.1)
Amounts reclassified from AOCI (a)	(0.6)	4.5	3.9
Net current period other comprehensive income	(31.7)	4.5	(27.2)
Ending balance at June 30, 2021	$65.8	$(79.1)	$(13.3)

Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive loss before reclassifications	55.3	—	55.3
Amounts reclassified from AOCI (a)	(2.7)	3.2	0.5
Net current period other comprehensive income	52.6	3.2	55.8
Ending balance at June 30, 2020	$93.0	$(75.1)	$17.9

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

    The following tables set forth the reclassifications out of accumulated other comprehensive (loss) income, by component, to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2021 and 2020:

($ millions)
Details about Accumulated Other	Three months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2021	2020
Unrealized gains on available-for-sale fixed maturity investments	$(0.8)	$1.0	Realized gain on sale of securities
	(0.8)	1.0	Total before tax
	0.2	(0.2)	Tax expense
	(0.6)	0.8	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(4.4)	(3.6)	(b)
	(2.8)	(2.0)	Total before tax
	0.6	0.4	Tax benefit
	(2.2)	(1.6)	Net of tax
Total reclassifications for the period	$(2.8)	$(0.8)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Six months ended June 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2021	2020
Unrealized gains on available-for-sale fixed maturity investments	$0.7	$3.4	Realized gains on sale of securities
	0.7	3.4	Total before tax
	(0.1)	(0.7)	Tax expense
	0.6	2.7	Net of tax
Amortization of benefit plan items
Negative prior service cost	3.2	3.2	(b)
Net actuarial loss	(8.9)	(7.3)	(b)
	(5.7)	(4.1)	Total before tax
	1.2	0.9	Tax benefit
	(4.5)	(3.2)	Net of tax
Total reclassifications for the period	$(3.9)	$(0.5)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Net Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:

($ and shares in millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Numerator:
Net income (loss) for basic earnings (loss) per common share	$0.6	$34.3	$4.2	$(80.3)
Effect of dilutive share-based awards	—	(1.6)	—	—
Adjusted net income (loss) for diluted earnings (loss) per common share	$0.6	$32.7	$4.2	$(80.3)
Denominator:
Weighted average shares for basic earnings (loss) per common share	44.0	43.8	44.0	43.7
Effect of dilutive share-based awards	0.8	0.3	0.6	—
Adjusted weighted average shares for diluted earnings (loss) per common share	44.8	44.1	44.6	43.7

Basic net earnings (loss) per common share	$0.01	$0.78	$0.10	$(1.83)
Diluted net earnings (loss) per common share	$0.01	$0.74	$0.09	$(1.83)

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings (loss) per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the six months ended June 30, 2021 and 2020:

(shares in millions)	Six months ended June 30
	2021	2020
Total number of antidilutive awards	—	0.4

12. Segment Information
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off (for the previously exited specialty insurance business) for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenue from external sources:
Insurance operations
Personal insurance	$213.1	$202.8	$420.9	$400.9
Commercial insurance	157.6	137.9	306.3	270.3
Specialty run-off	(0.8)	—	(1.4)	—
Total insurance operations	369.9	340.7	725.8	671.2
Investment operations
Net investment income	17.7	17.7	35.3	36.6
Net investment gain (loss)	26.7	75.9	64.9	(59.3)
Total investment operations	44.4	93.6	100.2	(22.7)
All other	0.4	0.5	0.9	1.1
Total revenue from external sources	414.7	434.8	826.9	649.6
Intersegment revenue	1.6	1.5	3.2	3.1
Total revenue	416.3	436.3	830.1	652.7
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.5)	(3.2)	(3.1)
Total consolidated revenues	$414.7	$434.8	$826.9	$649.6
Segment income (loss) before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(44.2)	$(40.4)	$(93.6)	$(40.1)
Commercial insurance	2.8	(12.4)	5.8	(42.4)
Specialty run-off	(1.4)	(6.3)	0.2	(6.7)
Total insurance operations	(42.8)	(59.1)	(87.6)	(89.2)
Investment operations
Net investment income	17.7	17.7	35.3	36.6
Net investment gain (loss)	26.7	75.9	64.9	(59.3)
Total investment operations	44.4	93.6	100.2	(22.7)
All other	—	—	—	0.1
Total segment income (loss) before reconciling items	1.6	34.5	12.6	(111.8)
Reconciling items:
GAAP expense adjustments	5.7	8.7	4.4	14.6
Interest expense on corporate debt	(1.1)	(1.3)	(2.2)	(2.5)
Corporate expenses	(2.0)	(0.3)	(5.0)	(2.7)
Total reconciling items	2.6	7.1	(2.8)	9.4
Total consolidated income (loss) before federal income tax	$4.2	$41.6	$9.8	$(102.4)

Investable assets attributable to the Company’s investment operations segment totaled $2,859.8 million and $2,870.8 million at June 30, 2021, and December 31, 2020, respectively.
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
14.  Subsequent Events
The Company has evaluated all events occurring after June 30, 2021 through August 6, 2021, the date the interim unaudited financial statements for the period ending June 30, 2021 were available to be issued, to determine whether any event required either recognition or disclosure in the financial statements.
Merger Agreement
On July 12, 2021, the Company and State Automobile Mutual Insurance Company, an Ohio mutual insurance company and the owner of approximately 58.8% of the Company’s issued and outstanding common stock as of the date thereof (“SAM” or “State Auto Mutual”), entered into an Agreement and Plan of Merger and Combination (the “Merger Agreement”) with Liberty Mutual Holding Company Inc., a Massachusetts mutual holding company (“LMHC”), Pymatuning, Inc., an Ohio corporation and wholly-owned indirect subsidiary of LMHC (“Merger Sub I”), and Andover, Inc., an Ohio corporation and wholly-owned direct subsidiary of LMHC (“Merger Sub II”).
The Merger Agreement provides for SAM to reorganize (in accordance with all applicable provisions of Sections 3913.25 to 3913.38 of the Ohio Revised Code) pursuant to a Plan of Reorganization (the “Plan of Reorganization”) adopted by the board of directors of SAM (the “SAM Board”), which reorganization shall be effectuated through a merger (pursuant to Section 3913.32(A) and Section 1702.411 of the Ohio Revised Code and Section 19T(b)(ii) of Chapter 175 of the Massachusetts General Laws) of Merger Sub II with and into SAM, with SAM surviving such merger as an Ohio domiciled reorganized stock insurance subsidiary of LMHC (SAM, as so reorganized, “Reorganized SAM”) and LMHC granting equity rights in LMHC to each SAM member upon the extinguishment of such SAM member’s equity rights in SAM at the effective time of such merger (the foregoing components of one simultaneous transaction, collectively, the “SAM Transaction”). Simultaneously with the SAM Transaction, the Merger Agreement provides for LMHC to effect the acquisition of the Company through the merger of Merger Sub I with and into the Company (the “Merger”) with the Company surviving the Merger as the surviving corporation (the Merger, together with the SAM Transaction, the “Transactions”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The completion of the Transactions is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Merger Agreement by the Company’s shareholders (the “Company Shareholder Approval”); (ii) approval by the members of SAM of the Plan of Reorganization and the proposed articles of incorporation and code of regulations for Reorganized SAM (the “SAM Member Approval”); and (iii) the parties obtaining certain specified governmental and regulatory approvals. The Transactions are expected to close in 2022.
Subject to the terms and conditions set forth in the Merger Agreement, if the Transactions are consummated, at the effective time of the Merger (the “Effective Time”): (i) the members of SAM will become members of LMHC; and (ii) each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than (1) shares owned by the Company as treasury shares and shares owned by LMHC and its subsidiaries, (2) shares owned by SAM or any of the Company’s subsidiaries, and (3) shares for which appraisal rights have been properly exercised under Ohio law) will be converted into the right to receive $52.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”).
The Merger Agreement contains certain provisions giving LMHC, SAM and the Company the right to terminate the Merger Agreement under certain circumstances. Subject to certain limitations, pursuant to the Merger Agreement:
•LMHC, SAM and the Company may terminate the Merger Agreement by mutual written consent, which consent shall have been approved by the action of their respective boards of directors;
•LMHC, SAM or the Company may terminate the Merger Agreement if (a) any governmental authority shall have enacted any laws permanently preventing or otherwise permanently prohibiting the Transactions and such law shall have become final and non-appealable, (b) the SAM Member Approval shall not have been obtained following a vote thereon having been taken at a meeting of the members of SAM (the “SAM Member Meeting”), (c) the Company Shareholder Approval shall not have been obtained following a vote thereon having been taken at a meeting of the shareholders of the Company (the “Company Shareholder Meeting”) or (d) the Transactions shall not have been consummated prior to May 12, 2022 (as such date may be extended by a period of three months up to two times under certain circumstances);
•The Company may terminate the Merger Agreement, prior to the receipt of the Company Shareholder Approval, to enter into a definitive agreement to implement a Superior Proposal (as such term is defined in the Merger Agreement);
•The Company or SAM may terminate the Merger Agreement if there has been a breach by LMHC, Merger Sub I or Merger Sub II of any representation, warranty, covenant or agreement contained in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods); and
•LMHC may terminate the Merger Agreement if (i) prior to the receipt of the Company Shareholder Approval, the special committee of the board of directors of the Company makes an Adverse Recommendation Change (as such term is defined in the Merger Agreement), (ii) the Company or SAM willfully and materially breach certain covenants in the Merger Agreement relating to the SAM Member Meeting, the Company Shareholder Meeting or the no-solicitation provisions set forth in the Merger Agreement or (iii) the Company or SAM breaches any representation, warranty, covenant or agreement in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods).
Upon termination of the Merger Agreement, under specified circumstances, the Company (or, as applicable, SAM) may be required to pay a termination fee to LMHC in an aggregate amount of $70,793,307.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2021 and December 31, 2020, and for the consolidated statements of income for the three and six month periods ended June 30, 2021 and 2020. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2020 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
We have three reportable segments: personal insurance, commercial insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Commercial Insurance” in Item 1 of the 2020 Form 10-K for more information about our insurance segments. The results from our previously exited specialty insurance business are disclosed as "specialty run-off." Financial information about our reportable segments for 2021 is set forth in Note 12 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Cautionary Notice Regarding Forward Looking Statements
The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made available. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. In addition, the forward-looking statements contained in the “Proposed Transactions with Liberty Mutual” section are subject to additional risks and uncertainties, such as (1) conditions to the closing of the Transactions may not be satisfied; (2) regulatory approvals required for the Transactions may not be obtained, or required regulatory approvals may delay the Transactions or result in the imposition of conditions that could have a material adverse effect on LMHC, State Auto Mutual or State Auto Financial or State Auto Financial or cause the parties to abandon the Transactions; (3) uncertainty as to the timing of completion of the Transactions; (4) the business of LMHC, State Auto Mutual or State Auto Financial may suffer as a result of uncertainty surrounding the Transactions; (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (6) risks related to disruption of management’s attention from the ongoing business operations of LMHC, State Auto Mutual or State Auto Financial due to the Transactions; (7) the effect of the announcement of the Transactions on the relationships of LMHC, State Auto Mutual or State Auto Financial with its clients, operating results and business generally; (8) the outcome of any legal proceedings to the extent initiated against LMHC, State Auto Mutual or State Auto Financial following the announcement of the proposed Transactions; and (9) LMHC, State Auto Mutual or State Auto Financial may be adversely affected by other economic, business, and/or competitive factors as well as management’s response to any of the aforementioned factors. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2020 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PROPOSED TRANSACTION WITH LIBERTY MUTUAL
On July 12, 2021, State Auto Financial and State Auto Mutual, which currently owns approximately 58.7% of State Auto Financial’s issued and outstanding common stock, entered into an Agreement and Plan of Merger and Combination (the “Merger Agreement”) with Liberty Mutual Holding Company Inc. (“LMHC”), Pymatuning, Inc., a wholly-owned indirect subsidiary of LMHC (“Merger Sub I”), and Andover, Inc., a wholly-owned direct subsidiary of LMHC (“Merger Sub II”).
The Merger Agreement provides for State Auto Mutual to reorganize through a merger of Merger Sub II with and into State Auto Mutual, with State Auto Mutual surviving such merger as an Ohio domiciled reorganized stock insurance subsidiary of LMHC and LMHC granting equity rights in LMHC to each State Auto Mutual member upon the extinguishment of such State Auto Mutual member’s equity rights in State Auto Mutual at the effective time of such merger. Simultaneously with that transaction, the Merger Agreement provides for LMHC to acquire State Auto Financial through a merger of Merger Sub I with and into State Auto Financial, with State Auto Financial surviving such merger. Subject to the terms and conditions set forth in the Merger Agreement, if the transactions contemplated by the Merger Agreement (collectively, the “Transactions”) are consummated, at the effective time of the Transactions: (i) the members of State Auto Mutual will become members of LMHC; and (ii) each share of State Auto Financial’s common stock issued and outstanding immediately prior to the effective time (other than (1) treasury shares owned by State Auto Financial and shares owned by LMHC and its subsidiaries, (2) shares owned by State Auto Mutual or any of State Auto Financial’s subsidiaries, and (3) shares for which appraisal rights have been properly exercised under Ohio law) will be converted into the right to receive $52.00 in cash, without interest and less any applicable withholding taxes. The Transactions are expected to close in 2022, subject to certain customary closing conditions, including, but not limited to, approval by our shareholders, approval by members of State Auto Mutual, and certain specified governmental regulatory approvals.
For a detailed description of the Merger Agreement and the Transactions, please see Item 1.01 of the Current Report on Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on July 12, 2021, and a copy of the Merger Agreement filed as Exhibit 2.1 therewith.
Additional Information and Where to Find It
In connection with the proposed Transactions, State Auto Financial will file with the SEC a proxy statement and may file or furnish other documents with the SEC regarding the proposed Transactions. This communication is not a substitute for the proxy statement or any other document that State Auto Financial may file with the SEC. The definitive proxy statement of State Auto Financial will be mailed to the shareholders of State Auto Financial. INVESTORS IN AND SECURITY HOLDERS OF STATE AUTO FINANCIAL ARE URGED TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED WITH OR FURNISHED TO OR WILL BE FILED WITH OR WILL BE FURNISHED TO THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS AND RELATED MATTERS. Investors and security holders may obtain free copies of the proxy statement (when available) and other documents filed with or furnished to the SEC by State Auto Financial through the web site maintained by the SEC at www.sec.gov or by contacting State Auto Financial’s investor relations department.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2021 and 2020:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
GAAP Basis:
Total revenues	$414.7	$434.8	$826.9	$649.6
Income (loss) before federal income taxes	$4.2	$41.6	$9.8	$(102.4)
Net income (loss)	$0.6	$34.3	$4.2	$(80.3)
Basic earnings (loss) per share	$0.01	$0.78	$0.10	$(1.83)
Diluted earnings (loss) per share	$0.01	$0.74	$0.09	$(1.83)
Stockholders’ equity			$978.3	$930.5
Return on average equity (LTM)			10.2%	(3.9)%
Book value per share			$22.18	$21.26
Debt to capital ratio			11.1%	16.4%
Cat loss and ALAE ratio	21.6%	26.5%	20.9%	19.7%
Non-cat loss and LAE ratio	59.4%	53.1%	59.1%	56.4%
Loss and LAE ratio	81.0%	79.6%	80.0%	76.1%
Expense ratio	29.0%	35.1%	31.4%	34.9%
Combined ratio	110.0%	114.7%	111.4%	111.0%
Premium written growth	8.0%	11.7%	5.9%	12.4%
Investment yield	2.9%	2.8%	2.9%	2.8%

SAP Basis:
Cat loss and ALAE ratio	21.6%	26.5%	20.9%	19.7%
Non-cat loss and ALAE ratio	54.7%	46.5%	53.1%	50.1%
ULAE ratio	4.6%	6.7%	5.9%	6.4%
Loss and LAE ratio	80.9%	79.7%	79.9%	76.2%
Expense ratio	27.5%	33.6%	30.3%	34.2%
Combined ratio	108.4%	113.3%	110.2%	110.4%

	Twelve months ended June 30
	2021	2020
Net premiums written to surplus	1.6	1.7
Second Quarter and Year to Date 2021 Overview:
•For the three and six months ended June 30, 2021, net investment gain was $26.7 million and $64.9 million, respectively, which included $24.9 million and $56.4 million, respectively, of gains recognized on equity securities.
•The SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 were 21.6% and 20.9%, respectively, or $80.0 million and $151.6 million, respectively. The 2021 second quarter was impacted by severe weather events in Texas. The 2021 year to date was also impacted by winter storms Uri and Viola in Texas, which added 8.5 points to the year to date loss and ALAE ratio. Approximately 70% of the 2021 second quarter and year to date catastrophe losses occurred within the homeowners line of business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•The SAP non-cat loss and ALAE ratios for the three and six months ended June 30, 2021 were 54.7% and 53.1%, respectively, or $202.1 million and $385.2 million, respectively.
◦The 2021 second quarter and year to date non-catastrophe losses and ALAE included 4.3 and 5.6 points, respectively, of favorable development relating to prior years, or $15.9 million and $40.5 million, respectively. For the 2021 second quarter and year to date, the commercial insurance segment contributed $16.7 million and $38.5 million, respectively, of favorable development.
◦The current accident year non-cat loss and ALAE ratios were impacted by (i) claim frequency in personal auto and commercial auto returning to near pre-COVID-19 pandemic levels, and (ii) high frequency and severity of property losses.
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
Other Results
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three and six months ended June 30, 2021 and 2020:

($ in millions)	2021	2020	2021	2020
Three months ended June 30	Personal & Commercial	Personal & Commercial	Total(1)	Total(1)

Net written premiums	$413.0	$381.7	$412.3	$381.6
Net earned premiums	370.7	340.7	369.9	340.7
Losses and LAE incurred:
Cat loss and ALAE	79.2	90.4	80.0	90.4
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(15.7)	(8.2)	(15.9)	(2.0)
Current accident year non-cat loss and ALAE	218.1	160.5	218.0	160.5
Total non-cat loss and ALAE	202.4	152.3	202.1	158.5
Total Loss and ALAE	281.6	242.7	282.1	248.9
ULAE	17.2	22.7	17.1	22.7
Total Loss and LAE	298.8	265.4	299.2	271.6
Underwriting expenses	113.3	128.1	113.5	128.2
Net underwriting loss	$(41.4)	$(52.8)	$(42.8)	$(59.1)

Cat loss and ALAE ratio	21.4%	26.5%	21.6%	26.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.2)%	(2.4)%	(4.3)%	(0.6)%
Current accident year non-cat loss and ALAE ratio	58.8%	47.1%	59.0%	47.1%
Total non-cat loss and ALAE ratio	54.6%	44.7%	54.7%	46.5%
Total Loss and ALAE ratio	76.0%	71.2%	76.3%	73.0%
ULAE ratio	4.6%	6.7%	4.6%	6.7%
Total Loss and LAE ratio	80.6%	77.9%	80.9%	79.7%
Expense ratio	27.4%	33.6%	27.5%	33.6%
Combined ratio	108.0%	111.5%	108.4%	113.3%

(1)Includes specialty run-off

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)	2021	2020	2021	2020
Six months ended June 30	Personal & Commercial	Personal & Commercial	Total(1)	Total(1)

Net written premiums	$772.4	$728.3	$771.0	$728.1
Net earned premiums	727.2	671.2	725.8	671.2
Losses and LAE incurred:
Cat loss and ALAE	153.3	132.2	151.6	132.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(40.4)	(18.6)	(40.5)	(12.5)
Current accident year non-cat loss and ALAE	425.7	348.0	425.7	348.1
Total non-cat loss and ALAE	385.3	329.4	385.2	335.6
Total Loss and ALAE	538.6	461.6	536.8	467.9
ULAE	42.9	43.3	42.8	43.3
Total Loss and LAE	581.5	504.9	579.6	511.2
Underwriting expenses	233.5	248.8	233.8	249.2
Net underwriting loss	$(87.8)	$(82.5)	$(87.6)	$(89.2)

Cat loss and ALAE ratio	21.1%	19.7%	20.9%	19.7%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(5.6)%	(2.8)%	(5.6)%	(1.9)%
Current accident year non-cat loss and ALAE ratio	58.6%	51.8%	58.7%	52.0%
Total non-cat loss and ALAE ratio	53.0%	49.0%	53.1%	50.1%
Total Loss and ALAE ratio	74.1%	68.7%	74.0%	69.8%
ULAE ratio	5.9%	6.5%	5.9%	6.4%
Total Loss and LAE ratio	80.0%	75.2%	79.9%	76.2%
Expense ratio	30.2%	34.2%	30.3%	34.2%
Combined ratio	110.2%	109.4%	110.2%	110.4%

(1)Includes specialty run-off

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three and six months ended June 30, 2021 and 2020:
Table 1

($ in millions)
Three months ended June 30, 2021	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$92.0	$116.2	$20.3	$228.5
Net earned premiums	93.6	102.1	17.4	213.1
Losses and LAE incurred:
Cat loss and ALAE	4.5	55.2	9.5	69.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(1.3)	2.5	(0.2)	1.0
Current accident year non-cat loss and ALAE	62.6	46.0	9.4	118.0
Total non-cat loss and ALAE	61.3	48.5	9.2	119.0
Total Loss and ALAE	65.8	103.7	18.7	188.2
ULAE	6.2	5.2	0.7	12.1
Total Loss and LAE	72.0	108.9	19.4	200.3
Underwriting expenses	23.8	28.3	4.9	57.0
Net underwriting loss	$(2.2)	$(35.1)	$(6.9)	$(44.2)

Cat loss and ALAE ratio	4.8%	54.1%	54.5%	32.5%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.4)%	2.5%	(1.4)%	0.5%
Current accident year non-cat loss and ALAE ratio	66.9%	45.0%	54.0%	55.3%
Total non-cat loss and ALAE ratio	65.5%	47.5%	52.6%	55.8%
Total Loss and ALAE ratio	70.3%	101.6%	107.1%	88.3%
ULAE ratio	6.7%	5.0%	3.9%	5.7%
Total Loss and LAE ratio	77.0%	106.6%	111.0%	94.0%
Expense ratio	25.8%	24.4%	24.1%	24.9%
Combined ratio	102.8%	131.0%	135.1%	118.9%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Six months ended June 30, 2021	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$181.1	$202.4	$38.2	$421.7
Net earned premiums	189.3	198.4	33.2	420.9
Losses and LAE incurred:
Cat loss and ALAE	5.0	107.6	19.1	131.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(2.1)	0.4	(0.2)	(1.9)
Current accident year non-cat loss and ALAE	119.5	101.1	17.5	238.1
Total non-cat loss and ALAE	117.4	101.5	17.3	236.2
Total Loss and ALAE	122.4	209.1	36.4	367.9
ULAE	14.7	13.9	1.9	30.5
Total Loss and LAE	137.1	223.0	38.3	398.4
Underwriting expenses	51.3	54.8	10.0	116.1
Net underwriting gain (loss)	$0.9	$(79.4)	$(15.1)	$(93.6)

Cat loss and ALAE ratio	2.6%	54.2%	57.4%	31.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.1)%	0.2%	(0.6)%	(0.4)%
Current accident year non-cat loss and ALAE ratio	63.1%	51.0%	52.8%	56.6%
Total non-cat loss and ALAE ratio	62.0%	51.2%	52.2%	56.2%
Total Loss and ALAE ratio	64.6%	105.4%	109.6%	87.5%
ULAE ratio	7.8%	7.0%	5.6%	7.2%
Total Loss and LAE ratio	72.4%	112.4%	115.2%	94.7%
Expense ratio	28.3%	27.1%	26.2%	27.5%
Combined ratio	100.7%	139.5%	141.4%	122.2%

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

The personal insurance segment's net written premiums for the three and six months ended June 30, 2021 increased 1.4% and decreased 0.8%, respectively, when compared to the same 2020 periods (Tables 1 - 4). The 2021 second quarter and year to date were impacted by (i) increased rates in homeowners and other personal, (ii) new business growth in other personal, and (iii) a decline in new business in personal auto, primarily attributable to cumulative rate and underwriting actions taken throughout 2020 to address personal auto profitability.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 improved 0.2 points and increased 11.6 points, respectively, when compared to the same 2020 periods (Tables 1 - 4). The 2021 second quarter was impacted by lower frequency and severity of CAT events when compared to the same 2020 period, which was impacted by wind and hail events in the South and Midwest, with Texas contributing approximately 40% of the reported catastrophe losses. The 2021 year to date was also impacted by winter storms Uri and Viola in the first quarter, which contributed 12.4 points to the cat loss and ALAE ratio. For the 2021 second quarter and year to date, approximately 80% of the reported catastrophe losses occurred in Texas.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 10.6 points and 5.8 points, respectively, when compared to the same 2020 periods (Tables 1 - 4).
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 15.8 points and 5.0 points, respectively, when compared to the same 2020 periods, due to an increase in the current accident year ratios. The 2021 second quarter and year to date increase was due to an increase in claims frequency when compared to the same 2020 periods, which experienced a lower claims frequency attributable to fewer miles driven as a result of shelter-in-place orders in response to the COVID-19 pandemic. The 2021 claims frequency has mostly returned to pre-COVID-19 pandemic levels. Partially offsetting the second quarter and year to date increases in the non-cat loss ratios was 1.4 points and 1.1 points, respectively, of favorable development of prior accident year losses compared to 5.7 points and 5.4 points, respectively, of adverse development in the same 2020 periods. The 2021 second quarter and year to date prior accident year favorable development was driven by favorable development on physical damage coverages, primarily from the 2020 accident year, including higher than anticipated levels of salvage recoveries. The 2020 second quarter and year to date prior accident year adverse development was driven by (i) higher than expected severity for bodily injury claims, and (ii) higher than expected frequency for property damage claims, primarily from the 2019 accident year.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 5.9 points and 6.3 points, respectively, when compared to the same 2020 periods, primarily driven by higher frequency and severity of property claims in the current accident year. The 2021 second quarter and year to date ratios were also impacted by adverse development of prior accident year losses, primarily in the 2020 accident year, due to higher than anticipated emergence on large losses from the fourth quarter as well as higher than anticipated claim frequency from the second and third quarters. The 2020 year to date prior accident year adverse development was primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims that emerged during the first quarter of 2020.
The other personal SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 20.2 points and 20.6 points, respectively, when compared to the same 2020 periods, primarily driven by higher severity of fire losses in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three and six months ended June 30, 2021 and 2020:
Table 5

($ in millions)
Three months ended June 30, 2021	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$57.4	$34.9	$50.4	$11.8	$22.5	$7.5	$184.5
Net earned premiums	45.0	33.1	41.3	14.5	17.8	5.9	157.6
Losses and LAE incurred:
Cat loss and ALAE	1.9	3.2	2.0	—	2.9	—	10.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.3)	(2.3)	(5.4)	(6.9)	(0.1)	(1.7)	(16.7)
Current accident year non-cat loss and ALAE	29.9	23.3	22.9	12.6	9.8	1.6	100.1
Total non-cat loss and ALAE	29.6	21.0	17.5	5.7	9.7	(0.1)	83.4
Total Loss and ALAE	31.5	24.2	19.5	5.7	12.6	(0.1)	93.4
ULAE	2.1	1.1	0.7	0.7	0.4	0.1	5.1
Total Loss and LAE	33.6	25.3	20.2	6.4	13.0	—	98.5
Underwriting expenses	15.8	10.0	15.6	5.5	7.0	2.4	56.3
Net underwriting (loss) gain	$(4.4)	$(2.2)	$5.5	$2.6	$(2.2)	$3.5	$2.8

Cat loss and ALAE ratio	4.3%	9.6%	4.9%	—%	16.0%	0.5%	6.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(0.6)%	(6.9)%	(13.2)%	(47.5)%	(0.9)%	(28.8)%	(10.6)%
Current accident year non-cat loss and ALAE ratio	66.5%	70.2%	55.5%	87.4%	54.3%	28.0%	63.5%
Total non-cat loss and ALAE ratio	65.9%	63.3%	42.3%	39.9%	53.4%	(0.8)%	52.9%
Total Loss and ALAE ratio	70.2%	72.9%	47.2%	39.9%	69.4%	(0.3)%	59.3%
ULAE ratio	4.7%	3.5%	1.7%	4.7%	2.6%	1.0%	3.3%
Total Loss and LAE ratio	74.9%	76.4%	48.9%	44.6%	72.0%	0.7%	62.6%
Expense ratio	27.3%	28.9%	30.8%	46.4%	32.1%	30.9%	30.5%
Combined ratio	102.2%	105.3%	79.7%	91.0%	104.1%	31.6%	93.1%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Six months ended June 30, 2021	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$108.7	$69.9	$89.7	$27.8	$42.4	$12.2	$350.7
Net earned premiums	85.9	64.8	80.9	29.7	34.3	10.7	306.3
Losses and LAE incurred:
Cat loss and ALAE	2.1	8.4	5.0	—	6.1	—	21.6
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(0.9)	(4.5)	(13.5)	(15.4)	(1.5)	(2.7)	(38.5)
Current accident year non-cat loss and ALAE	55.3	43.1	48.5	21.9	15.3	3.5	187.6
Total non-cat loss and ALAE	54.4	38.6	35.0	6.5	13.8	0.8	149.1
Total Loss and ALAE	56.5	47.0	40.0	6.5	19.9	0.8	170.7
ULAE	4.7	3.5	1.5	1.4	1.1	0.2	12.4
Total Loss and LAE	61.2	50.5	41.5	7.9	21.0	1.0	183.1
Underwriting expenses	31.9	21.5	31.8	13.0	15.0	4.2	117.4
Net underwriting (loss) gain	$(7.2)	$(7.2)	$7.6	$8.8	$(1.7)	$5.5	$5.8

Cat loss and ALAE ratio	2.4%	12.9%	6.2%	—%	17.8%	0.3%	7.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.0)%	(7.0)%	(16.7)%	(51.8)%	(4.5)%	(25.1)%	(12.6)%
Current accident year non-cat loss and ALAE ratio	64.4%	66.6%	60.0%	73.7%	44.3%	32.9%	61.2%
Total non-cat loss and ALAE ratio	63.4%	59.6%	43.3%	21.9%	39.8%	7.8%	48.6%
Total Loss and ALAE ratio	65.8%	72.5%	49.5%	21.9%	57.6%	8.1%	55.7%
ULAE ratio	5.4%	5.4%	1.8%	4.8%	3.3%	1.7%	4.1%
Total Loss and LAE ratio	71.2%	77.9%	51.3%	26.7%	60.9%	9.8%	59.8%
Expense ratio	29.3%	30.8%	35.4%	46.7%	35.7%	34.0%	33.5%
Combined ratio	100.5%	108.7%	86.7%	73.4%	96.6%	43.8%	93.3%

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

Commercial auto and small commercial package new business has been written on State Auto Connect since 2018. Our farm and ranch product launched on State Auto Connect during the second quarter of 2020 and is now live in 29 states. Nine of the 29 states are states that we previously were not writing policies for farm & ranch products. Our middle market commercial product launched on State Auto Connect in March 2020 and is currently live in 30 states after completing the launch in the last state in April 2021. Finally, our workers' compensation product launched on State Auto Connect in the fourth quarter of 2020 and is currently live in 30 states as of July 2021 with subsequent state rollouts scheduled throughout 2021.
The commercial insurance segment's net written premiums for the three and six months ended June 30, 2021, increased 18.0 points and 15.6 points, respectively, when compared to the same 2020 periods (Tables 5 - 8), primarily driven by new business growth and rate increases in commercial auto and farm & ranch. The net written premium growth was partially offset by a decrease in net written premiums in workers’ compensation due to our 2020 decision to not renew and no longer write nursing home business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 improved 11.1 points and 12.6 points when compared to the same 2020 periods (Tables 5 - 8). While the number of catastrophe events increased compared to 2020, the 2021 catastrophe events were less severe. The 2021 second quarter was primarily impacted by wind and hail events, while the 2020 second quarter and year to date were impacted by (i) severe weather events and (ii) property losses resulting from the civil unrest which added 4.6 points and 2.4 points, respectively, to the cat loss and LAE ratios. The 2021 year to date was primarily impacted by winter storms Uri and Viola in the first quarter, which contributed 3.1 points to the loss and ALAE ratio. Approximately 60% of the second quarter and year to date catastrophe losses occurred in Texas. The 2020 year to date was impacted by a severe wind and hail storm, including tornadoes, in Tennessee, which contributed 9.0 points to the year to date cat loss and ALAE ratio, of which 5.7 points were from three large losses in Nashville.
The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 18.8 points and 11.6 points, respectively, when compared to the same 2020 periods, due to an increase in the current accident year ratios. The 2021 second quarter and year to date increases in the current accident year ratios was due to an increase in the frequency of claims involving bodily injury when compared to the same 2020 periods, which experienced lower frequency attributable to fewer miles driven as a result of shelter-in-place orders in response to the COVID-19 pandemic. The 2021 claims frequency has mostly returned to pre-COVID-19 pandemic levels.
The small commercial package SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 19.7 points and 15.2 points, respectively, when compared to the same 2020 periods, due to (i) an increase in the current accident year ratios and (ii) less favorable development of prior accident year losses. The 2021 second quarter and year to date current accident year ratios were impacted by higher frequency and severity of property losses, including a large fire loss that added 8.0 points and 4.1 points to the non-cat loss and ALAE ratios, respectively. The 2020 second quarter and year to date current accident year ratios were impacted by COVID-19 as the ultimate loss selections for the quarter and year reflected the impact of (i) low claim frequency as a result of business shut downs and reduced business activity, and (ii) legal defense costs, which added 6.6 points and 3.3 points, respectively to the quarter and year to date non-cat loss ratios. The 2021 second quarter and year to date favorable development of prior accident year losses was primarily attributable to lower than anticipated bodily injury severity from accident years 2019 and prior. The 2020 favorable development was primarily attributable to lower than expected bodily injury severity from multiple accident years.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 improved 5.8 points and 11.5 points, respectively, when compared to the same 2020 periods, primarily due to greater favorable development of prior accident year losses, driven by favorable development on liability claims from accident years 2019 and prior. The 2020 second quarter and year to date favorable development of prior accident year losses was primarily attributable to lower than expected bodily injury severity from multiple accident years. The 2021 year to date non-cat loss ratio was also impacted by improvement in the current accident year ratio, primarily due (i) a lower level of fire losses, and (ii) reduced business activity in response to COVID-19.
The workers' compensation SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 improved 6.4 points and 25.2 points, respectively, when compared to the same 2020 periods, due to greater favorable development of prior accident year losses across multiple accident years. Partially offsetting the improvement in the 2021 quarter and year to date ratios, when compared to the same 2020 periods, were two large losses that added 17.6 points and 8.5 points to the 2021 second quarter and year to date non-cat loss ratios, respectively. The 2020 quarter and year to date current accident year ratios were impacted by claims for businesses in the medical field (e.g. nursing homes, hospitals) due to the COVID-19 pandemic, which added 16.0 points and 7.5 points, respectively, to the 2020 second quarter and year to date non-cat loss ratios, which was mostly offset by a low claim frequency due to business shut downs and reduced business and employment activity in response to the COVID-19 pandemic.
The farm & ranch SAP non-catastrophe loss and ALAE ratios for the three and six months ended June 30, 2021 increased 10.2 points and 5.2 points, respectively, when compared to the same 2020 periods, primarily due to higher claim frequency in the current accident quarter.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30			Six months ended June 30
	2021	2020	Change	2021	2020	$ Change
	(Favorable)/Adverse			(Favorable)/Adverse
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$(1.3)	$5.9	$(7.2)	$(2.1)	$11.1	$(13.2)
Homeowners	2.5	(0.1)	2.6	0.4	2.1	(1.7)
Other Personal	(0.2)	(0.1)	(0.1)	(0.2)	(1.1)	0.9
Total Personal Insurance Segment	1.0	5.7	(4.7)	(1.9)	12.1	(14.0)

Commercial Insurance Segment:
Commercial Auto	(0.3)	(0.2)	(0.1)	(0.9)	(0.3)	(0.6)
Small Commercial Package	(2.3)	(3.6)	1.3	(4.5)	(9.0)	4.5
Middle Market Commercial	(5.4)	(2.9)	(2.5)	(13.5)	(8.0)	(5.5)
Workers' Compensation	(6.9)	(4.8)	(2.1)	(15.4)	(8.8)	(6.6)
Farm & Ranch	(0.1)	(0.3)	0.2	(1.5)	(1.1)	(0.4)
Other Commercial	(1.7)	(2.1)	0.4	(2.7)	(3.5)	0.8
Total Commercial Insurance Segment	(16.7)	(13.9)	(2.8)	(38.5)	(30.7)	(7.8)

Specialty run-off	(0.2)	6.2	(6.4)	(0.1)	6.1	(6.2)
Cat Loss and ALAE	5.0	0.9	4.1	1.2	1.2	—
ULAE	(2.1)	1.0	(3.1)	(4.2)	3.7	(7.9)
Total	$(13.0)	$(0.1)	$(12.9)	$(43.5)	$(7.6)	$(35.9)

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at June 30, 2021 and December 31, 2020:

($ millions)	June 30, 2021	December 31, 2020	$ Change
Personal Insurance Segment:
Personal Auto	$176.3	$174.4	$1.9
Homeowners	127.1	90.4	36.7
Other Personal	23.9	15.8	8.1
Total Personal Insurance Segment	327.3	280.6	46.7
Commercial Insurance Segment:
Commercial Auto	112.7	93.8	18.9
Small Commercial Package	102.8	95.9	6.9
Middle Market Commercial	154.6	162.2	(7.6)
Workers’ Compensation	158.0	176.4	(18.4)
Farm & Ranch	22.3	18.3	4.0
Other Commercial	26.2	25.6	0.6
Total Commercial Insurance Segment	576.6	572.2	4.4
Specialty run-off:
E&S Property	11.3	24.3	(13.0)
E&S Casualty	95.3	112.2	(16.9)
Programs	30.7	36.8	(6.1)
Total Specialty run-off	137.3	173.3	(36.0)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,041.2	$1,026.1	$15.1

Losses and loss expenses payable increased $15.1 million since December 31, 2020 primarily due to (i) a higher level of catastrophe losses in the personal insurance segment discussed above and (ii) growth in the commercial auto line of business, partially offset by (i) the run-off from our previously exited specialty insurance business and (ii) continued decline in the workers compensation line of business.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and six months ended June 30, 2021 were $107.2 million and $228.2 million, respectively, compared to $119.5 million and $234.4 million for the same 2020 periods. The 2021 second quarter and year to date decreases in acquisition and operating expenses were driven by decreases in IT development costs and estimated variable agent compensation. The 2021 second quarter was also impacted by a decrease in estimated variable associate compensation. Partially offsetting the 2021 quarter and year to date decreases in our GAAP acquisition and operating expenses was an increase in the amortization of deferred acquisition costs.
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
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2021 and December 31, 2020:

($ millions)	June 30, 2021	% of Total	December 31, 2020	% of Total
Cash and cash equivalents	$108.7	3.8%	$90.7	3.2%
Fixed maturities, at fair value:
Fixed maturities	2,106.7	73.7%	2,121.0	73.9%
Treasury inflation-protected securities	108.2	3.8%	116.2	4.0%
Total fixed maturities	2,214.9	77.5%	2,237.2	77.9%
Notes receivable from affiliate	70.0	2.4%	70.0	2.4%
Equity securities:
Large-cap securities	158.6	5.5%	134.2	4.7%
Mutual and exchange traded funds	216.9	7.6%	255.5	8.9%
Total equity securities	375.5	13.1%	389.7	13.6%
Other invested assets:
International funds	63.0	2.2%	55.8	2.0%
Other invested assets	16.6	0.6%	15.3	0.5%
Total other invested assets	79.6	2.8%	71.1	2.5%
Other invested assets, at cost	11.1	0.4%	12.1	0.4%
Total portfolio	$2,859.8	100.0%	$2,870.8	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$135.7	$136.8
Due after 1 year through 5 years	571.0	596.8
Due after 5 years through 10 years	154.8	162.2
Due after 10 years	530.9	566.9
U.S. government agencies mortgage-backed securities	742.5	752.2
Total	$2,134.9	$2,214.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.04 and 4.72 as of June 30, 2021, and December 31, 2020, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and six months ended June 30, 2021 and 2020:

($ millions)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Gross investment income:
Fixed maturities	$15.4	$14.5	$30.8	$29.6
Equity securities	1.2	2.6	2.8	5.7
Other	1.1	0.8	2.0	1.8
Total gross investment income	17.7	17.9	35.6	37.1
Less: Investment expenses	—	0.2	0.3	0.5
Net investment income	$17.7	$17.7	$35.3	$36.6

Average invested assets (at cost)	$2,395.5	$2,552.9	$2,452.8	$2,579.5
Annualized investment yield	2.9%	2.8%	2.9%	2.8%
Annualized investment yield, after tax	2.4%	2.3%	2.4%	2.3%
Net investment income, after tax	$14.5	$14.4	$29.1	$30.0
Effective tax rate	17.6%	18.9%	17.5%	18.0%

When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2021 and 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at June 30, 2021, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at June 30, 2021:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.6	$26.9	$(0.1)	$488.4
Obligations of states and political subdivisions	473.1	25.6	(0.1)	498.6
Corporate securities	457.7	18.3	(0.3)	475.7
U.S. government agencies mortgage-backed securities	742.5	16.6	(6.9)	752.2
Total available-for-sale fixed maturities	$2,134.9	$87.4	$(7.4)	$2,214.9

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at June 30, 2021, and December 31, 2020, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2021:

($ millions)	June 30, 2021	December 31, 2020	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$80.0	$120.2	$(40.2)
Net deferred federal income tax	(16.8)	(25.3)	8.5
Unrealized gains, net of tax	$63.2	$94.9	$(31.7)

At June 30, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $106.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of these loans. In accordance with the terms of the FHLB loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2021, and December 31, 2020.

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
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at June 30, 2021 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums for the pool is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on our condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and six months ended June 30, 2021.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2021, and December 31, 2020, we had $108.7 million and $90.7 million, respectively, in cash and cash equivalents, and $2,670.0 million and $2,698.0 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.6 million and $9.7 million of securities on deposit with insurance regulators as required by law at June 30, 2021, and December 31, 2020; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $25.7 million and $32.2 million for the six months ended June 30, 2021 and 2020, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by investing activities was $50.8 million and $75.4 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by an increase in the purchase of fixed maturities, partially offset by an increase in the maturities of fixed maturities and the sale of fixed maturities and equity securities.
Cash used in financing activities was $7.1 million and cash provided by financing activities was $53.4 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by proceeds from the FHLB REPO loan in 2020.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides it with a $100.0 million open line of credit available for general corporate purposes. As of June 30, 2021, no advances had been made under the OLC. The OLC matures in April 2022. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
FHLB Loans
State Auto P&C has a term loan with the FHLB in the amount of $21.5 million (the “2020 FHLB Loan”). The 2020 FHLB Loan matures in September 2030 and provides for interest-only payments during its term, with principal due in full at maturity, and may be prepaid without penalty after five years and each of the succeeding six months thereafter. The interest rate is fixed over the term of the loan at 1.37%. The 2020 FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2021, and 2020 were 4.33% and 4.55%, respectively.
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
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2021. Under this reinsurance agreement, we retain the first $100.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $340.0 million of covered loss, each occurrence which is broken down into three layers of $60.0 million, $110.0 million, and $170.0 million. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $100.0 million up to $440.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $440.0 million. There is also an automatic reinstatement of the limit, for 100% of the deposit premium.
Property Per Risk Treaty
As of July 1, 2021, the State Auto Group renewed the property per risk excess of loss reinsurance agreement for a 12-month term. Under this reinsurance agreement, the State Auto Group retains the first $10.0 million of covered loss, with reinsurers responsible for 100% of the loss excess of the $10.0 million retention up to $20.0 million

Casualty and Workers' Compensation Treaties
As of July 1, 2021, the State Auto Group renewed the casualty excess of loss reinsurance agreement. Under this reinsurance agreement, the State Auto Group is responsible for the first $3.0 million of losses that involve workers' compensation, auto liability, other liability and umbrella liability policies. This reinsurance agreement provides coverage up to $10.0 million, except for commercial umbrella policies which are covered for limits up to $15.0 million.
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
Regulatory Considerations
At June 30, 2021, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on this topic, see Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CREDIT AND FINANCIAL STRENGTH RATINGS
On July 14, 2021, A.M. Best placed the State Auto Group under review with positive implications with a financial strength rating of A- (Excellent) following the announcement that the State Auto Group entered into an agreement and plan of merger and combination with Liberty Mutual Holding Company Inc. (LMHC) and its subsidiaries. The ratings will remain under review until all approvals are finalized, the transaction closes and A.M. Best evaluates the overall impact.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The proposed Transactions with LMHC may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Transactions may adversely affect our share price and future business and financial results.
The completion of the Transactions is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by the shareholders of State Auto Financial (the “State Auto Financial Shareholder Approval”); (ii) approval by the members of State Auto Mutual of the Plan of Reorganization and the proposed articles of incorporation and code of regulations for the reorganized State Auto Mutual (the “State Auto Mutual Member Approval”); and (iii) the parties obtaining certain specified governmental and regulatory approvals.
The Merger Agreement contains certain provisions giving LMHC, State Auto Mutual and State Auto Financial the right to terminate the Merger Agreement under certain circumstances, including the following:
•LMHC, State Auto Mutual or State Auto Financial may terminate the Merger Agreement if (a) any governmental authority shall have enacted any laws permanently preventing or otherwise permanently prohibiting the Transactions and such law shall have become final and nonappealable, (b) the State Auto Mutual Member Approval shall not have been obtained following a vote thereon having been taken at a meeting of the members of State Auto Mutual (the “State Auto Mutual Member Meeting”), (c) the State Auto Financial Shareholder Approval shall not have been obtained following a vote thereon having been taken at a meeting of the shareholders of State Auto Financial (the “Company Shareholder Meeting”) or (d) the Transactions shall not have been consummated prior to May 12, 2022 (as such date may be extended by a period of three months up to two times under certain circumstances);
•State Auto Financial may terminate the Merger Agreement, prior to the receipt of the State Auto Financial Shareholder Approval, to enter into a definitive agreement to implement a Superior Proposal (as such term is defined in the Merger Agreement);
•State Auto Financial or State Auto Mutual may terminate the Merger Agreement if there has been a breach by LMHC, Merger Sub I or Merger Sub II of any representation, warranty, covenant or agreement contained in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods); and
•LMHC may terminate the Merger Agreement if (i) prior to the receipt of the State Auto Financial Shareholder Approval, the special committee of the board of directors of State Auto Financial (the “Special Committee”) makes an Adverse Recommendation Change (as such term is defined in the Merger Agreement), (ii) State Auto Financial or State Auto Mutual willfully and materially breach certain covenants in the Merger Agreement relating to the State Auto Mutual Member Meeting, State Auto Financial Shareholder Meeting or the no-solicitation provisions set forth in the Merger Agreement or (iii) State Auto Financial or State Auto Mutual breaches any representation, warranty, covenant or agreement in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods).
There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed Transactions.
If the Transactions are not completed for any reason, the trading price of our common shares may decline to the extent that the market price of the common shares reflects positive market assumptions that the Transactions will be completed and the related benefits will be realized. We may also be subject to additional risks if the Transactions are not completed, including:
•the requirement in the Merger Agreement that, under specified circumstances, State Auto Financial (or, as applicable, State Auto Mutual) may be required to pay a termination fee to LMHC in an aggregate amount of $70,793,307;
•incurring substantial costs related to the Transactions, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until the closing;
•our management focusing on the Transactions instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the Transactions completed;

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•we may face challenges retaining current employees and key personnel due to their uncertainty about our future and their future role with us following the Transactions; and
•reputational harm due to the adverse perception of any failure to successfully complete the Transactions.
If the Transactions are not completed, these risks could have a material adverse effect on our business, financial conditions and results of operations and have an adverse effect on the trading price of our common shares.
The pendency of the Transactions could adversely affect our business and operations
In connection with the pending Transactions, some independent agents may reduce the number of insurance policies placed with the State Auto Group or stop placing any insurance policies with the State Auto Group, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Transactions are completed. Similarly, current employees may experience uncertainty about their future roles with State Auto following the Transactions, which may materially adversely affect our ability to retain and motivate key personnel during the pendency of the Transactions. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without LMHC’s prior written consent, which consent shall not be unreasonably withheld, delayed or conditioned)), during the pendency of the Transactions, to pursue various actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, propose or knowingly encourage proposals to effect, among other things, a transaction that would result in any person (other than LMHC) becoming the beneficial owner of 15% or more of the voting power of our common shares or of our consolidated net revenues, net income or total assets. In addition, LMHC generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “superior proposal” (as defined in the Merger Agreement) that may be made to us before the board of directors of State Auto Financial or the Special Committee, as applicable, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into such superior proposal.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash than that proposed to be received or realized in the Transactions, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 6, 2021	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)