Form 10-Q
period 2021-09-30
State Auto Financial CORP
filed 2021-11-04
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐    No   ☒
On October 29, 2021, the Registrant had 44,512,210 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2021

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amounts)	September 30, 2021	December 31, 2020
(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,159.6 and $2,117.0, respectively)	$2,223.5	$2,237.2
Equity securities	376.0	389.7
Other invested assets	79.3	71.1
Other invested assets, at cost	10.4	12.1
Notes receivable from affiliate	70.0	70.0
Total investments	2,759.2	2,780.1
Cash and cash equivalents	46.1	90.7
Accrued investment income and other assets	30.7	29.7
Premiums receivable	14.1	14.0
Deferred policy acquisition costs (affiliated net assumed $39.9 and $30.1, respectively)	131.5	122.2
Reinsurance recoverable on losses and loss expenses payable	19.6	24.3
Prepaid reinsurance premiums	8.7	8.3
Due from affiliate	28.7	—
Current federal income taxes	1.8	1.7
Net deferred federal income taxes	43.1	27.3
Property and equipment, at cost (net of accumulated depreciation of $3.5 and $3.5, respectively)	3.8	4.2
Total assets	$3,087.3	$3,102.5
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliated net assumed $422.1 and $438.8, respectively)	$1,059.7	$1,050.4
Unearned premiums (affiliated net assumed $516.1 and $452.4, respectively)	805.0	723.4
Notes payable (affiliates $15.3 and $15.3, respectively)	122.1	122.1
Pension and postretirement benefits	45.0	66.2
Due to affiliate	—	11.2
Other liabilities (affiliated net assumed $18.8 and $22.4, respectively)	100.6	119.2
Total liabilities	2,132.4	2,092.5
Stockholders’ equity:
Common stock, without par value. Authorized 100.0 shares; 51.3 and 50.7 shares issued, respectively, at stated value of $2.50 per share	128.4	126.8
Treasury stock, 6.9 and 6.9 shares, respectively, at cost	(118.8)	(118.4)
Additional paid-in capital	218.1	213.3
Accumulated other comprehensive (loss) income	(23.8)	13.9
Retained earnings	751.0	774.4
Total stockholders’ equity	954.9	1,010.0
Total liabilities and stockholders’ equity	$3,087.3	$3,102.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2021	2020
Earned premiums (affiliated net assumed $104.7 and $69.3, respectively)	$381.8	$353.2
Net investment income (affiliates $0.7 and $0.7, respectively)	17.0	17.9
Net investment (loss) gain	(8.1)	20.0
Other income from affiliates	0.4	0.5
Total revenues	391.1	391.6

Losses and loss expenses (affiliated net assumed $69.0 and $48.7, respectively)	287.2	251.6
Acquisition and operating expenses (affiliated net assumed $29.4 and $24.2, respectively)	115.0	123.0
Interest expense (affiliates $0.2 and $0.1, respectively)	1.1	1.1
Other expenses	13.5	1.1
Total expenses	416.8	376.8
(Loss) income before federal income taxes	(25.7)	14.8
Federal income tax (benefit) expense:
Current	(0.1)	—
Deferred	(11.3)	3.2
Total federal income tax (benefit) expense	(11.4)	3.2
Net (loss) income	$(14.3)	$11.6
(Loss) earnings per common share:
Basic	$(0.32)	$0.26
Diluted	$(0.32)	$0.26

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2021	2020
Earned premiums (affiliated net assumed $274.9 and $189.2, respectively)	$1,107.6	$1,024.4
Net investment income (affiliates $2.1 and $2.1, respectively)	52.3	54.5
Net investment gain (loss)	56.8	(39.3)
Other income from affiliates	1.3	1.6
Total revenues	1,218.0	1,041.2

Losses and loss expenses (affiliated net assumed $290.5 and $132.8, respectively)	867.8	762.2
Acquisition and operating expenses (affiliated net assumed $93.5 and $65.9, respectively)	343.2	357.4
Interest expense (affiliates $0.5 and $0.6, respectively)	3.3	3.6
Other expenses	19.6	5.6
Total expenses	1,233.9	1,128.8
Loss before federal income taxes	(15.9)	(87.6)
Federal income tax benefit:
Current	(0.1)	(0.4)
Deferred	(5.7)	(18.5)
Total federal income tax benefit	(5.8)	(18.9)
Net loss	$(10.1)	$(68.7)
Loss per common share:
Basic	$(0.23)	$(1.57)
Diluted	$(0.23)	$(1.57)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive (Loss) Income

($ in millions, except per share amounts)	Three months ended September 30
(unaudited)	2021	2020
Net (loss) income	$(14.3)	$11.6
Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on available-for-sale investments:
Unrealized holding (losses) gains	(17.1)	4.6
Reclassification adjustments for losses (gains) realized in net income	1.0	0.2
Income tax benefit (expense)	3.3	(1.1)
Total net unrealized holding (losses) gains on available-for-sale investments	(12.8)	3.7
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(1.6)	(1.6)
Net actuarial loss	4.5	3.7
Income tax expense	(0.6)	(0.4)
Total net unrecognized benefit plan obligations	2.3	1.7
Other comprehensive (loss) income	(10.5)	5.4
Comprehensive (loss) income	$(24.8)	$17.0

Consolidated Statements of Comprehensive Loss

($ in millions, except per share amounts)	Nine months ended September 30
(unaudited)	2021	2020
Net loss	$(10.1)	$(68.7)
Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on fixed available-for-sale investments:
Unrealized holding (losses) gains	(56.6)	74.5
Reclassification adjustments for gains realized in net income	0.3	(3.2)
Income tax benefit (expense)	11.8	(15.0)
Total net unrealized holding (loss) gains on available-for-sale investments	(44.5)	56.3
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service cost	(4.8)	(4.8)
Net actuarial loss	13.4	11.0
Income tax expense	(1.8)	(1.3)
Total net unrecognized benefit plan obligations	6.8	4.9
Other comprehensive (loss) income	(37.7)	61.2
Comprehensive loss	$(47.8)	$(7.5)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Three months ended September 30
	2021	2020
Common shares:
Balance at beginning of period	51.0	50.7
Issuance of shares	0.3	—
Balance at September 30	51.3	50.7
Treasury shares:
Balance at beginning of period	(6.9)	(6.9)
Balance at September 30	(6.9)	(6.9)
Common stock:
Balance at beginning of period	$127.5	$126.7
Issuance of shares	0.9	—
Balance at September 30	$128.4	$126.7
Treasury stock:
Balance at beginning of period	$(118.8)	$(118.4)
Balance at September 30	$(118.8)	$(118.4)
Additional paid-in capital:
Balance at beginning of period	$213.1	$211.1
Issuance of common stock	5.5	(0.2)
Stock awards granted	(0.5)	1.2
Balance at September 30	$218.1	$212.1
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(13.3)	$17.9
Change in net unrealized holding gains on available-for-sale investments	(12.8)	3.7
Change in net unrecognized benefit plan obligations	2.3	1.7
Balance at September 30	$(23.8)	$23.3
Retained earnings:
Balance at beginning of period	$769.8	$693.2
Net (loss) income	(14.3)	11.6
Dividends declared, $0.10 and $0.10 per share (affiliates $2.6 and $2.6, respectively)	$(4.5)	$(4.4)
Balance at September 30	751.0	700.4
Total stockholders’ equity at September 30	$954.9	$944.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)	Nine months ended September 30
	2021	2020
Common shares:
Balance at beginning of year	50.7	50.4
Issuance of shares	0.6	0.3
Balance at September 30	51.3	50.7
Treasury shares:
Balance at beginning of year	(6.9)	(6.9)
Balance at September 30	(6.9)	(6.9)
Common stock:
Balance at beginning of year	$126.8	$125.9
Issuance of shares	1.6	0.8
Balance at September 30	$128.4	$126.7
Treasury stock:
Balance at beginning of year	$(118.4)	$(117.5)
Shares acquired on stock award exercises and vested restricted shares	(0.4)	(0.9)
Balance at September 30	$(118.8)	$(118.4)
Additional paid-in capital:
Balance at beginning of year	$213.3	$206.7
Issuance of common stock	6.9	2.0
Stock awards granted	(2.1)	3.4
Balance at September 30	$218.1	$212.1
Accumulated other comprehensive (loss) income:
Balance at beginning of year	$13.9	$(37.9)
Change in net unrealized holding (losses) gains on available-for-sale investments	(44.5)	56.3
Change in unrecognized benefit plan obligations, net of tax	6.8	4.9
Balance at September 30	$(23.8)	$23.3
Retained earnings:
Balance at beginning of year	$774.4	$782.7
Cumulative effect of change in accounting to establish an allowance for expected credit losses at January 1, 2020	—	(0.5)
Net (loss) income	(10.1)	(68.7)
Dividends declared, $0.30 and $0.30 per share (affiliates $7.8 and $7.8, respectively)	$(13.3)	$(13.1)
Balance at September 30	751.0	700.4
Total stockholders’ equity at September 30	$954.9	$944.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30
(unaudited)	2021	2020
Cash flows from operating activities:
Net loss	$(10.1)	$(68.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization, net	4.7	7.6
Share-based compensation	9.5	—
Net investment (gain) loss	(57.2)	39.3
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(9.3)	(12.6)
Accrued investment income and other assets	(1.0)	0.6
Premiums receivables	(0.1)	(0.5)
Postretirement and pension benefits	(17.5)	(17.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	4.3	(22.5)
Other liabilities and due to/from affiliates, net	(63.0)	8.5
Losses and loss expenses payable	9.3	24.2
Unearned premiums	81.6	81.8
Deferred tax on share-based awards	1.4	(0.1)
Federal income taxes	(7.2)	(18.8)
Net cash (used in) provided by operating activities	(54.6)	21.8
Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(570.4)	(462.6)
Purchases of equity securities	(24.0)	(65.6)
Purchases of other invested assets	(0.9)	(7.3)
Maturities, calls and pay downs of fixed maturities available-for-sale	327.5	274.9
Sales of fixed maturities available-for-sale	195.6	216.1
Sales of equity securities	87.4	86.2
Sales of other invested assets	2.3	0.9
Disposals of property and equipment	—	0.2
Net cash provided by investing activities	17.5	42.8
Cash flows from financing activities:
Proceeds from issuance of common stock	6.2	2.8
Payments to acquire treasury stock	(0.4)	(0.9)
Payment of dividends	(13.3)	(13.1)
Proceeds from short-term debt	—	60.0
Repayment of short-term debt	—	(60.0)
Proceeds from long-term debt	—	21.5
Repayment of long-term debt	—	(21.5)
Net cash used in financing activities	(7.5)	(11.2)
Net (decrease) increase in cash and cash equivalents	(44.6)	53.4
Cash and cash equivalents at beginning of period	90.7	78.0
Cash and cash equivalents at end of period	$46.1	$131.4
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.6, respectively)	$3.3	$3.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the amortized cost and fair value of investments by investment category at September 30, 2021 and December 31, 2020:

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$483.8	$25.1	$(0.9)	$508.0
Obligations of states and political subdivisions	470.7	22.7	(0.5)	492.9
Corporate securities	507.8	16.1	(0.9)	523.0
U.S. government agencies mortgage-backed securities	697.3	13.4	(11.1)	699.6
Total available-for-sale fixed maturities	$2,159.6	$77.3	$(13.4)	$2,223.5

($ millions)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$506.5	$45.2	$—	$551.7
Obligations of states and political subdivisions	511.3	30.4	(0.2)	541.5
Corporate securities	459.9	23.4	—	483.3
U.S. government agencies mortgage-backed securities	639.3	22.9	(1.5)	660.7
Total available-for-sale fixed maturities	$2,117.0	$121.9	$(1.7)	$2,237.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2021
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$115.0	$(1.0)	17	$—	$—	—	$115.0	$(1.0)	17
Obligations of states and political subdivisions	21.0	(0.3)	4	3.7	(0.1)	1	24.7	(0.4)	5
Corporate securities	142.6	(0.8)	24	—	—	—	142.6	(0.8)	24
U.S. government agencies mortgage-backed securities	358.9	(11.1)	81	5.2	(0.1)	8	364.1	(11.2)	89
Total temporarily impaired securities	$637.5	$(13.2)	126	$8.9	$(0.2)	9	$646.4	$(13.4)	135

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2020
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.6	$—	4	$—	$—	—	$9.6	$—	4
Obligations of states and political subdivisions	19.5	(0.2)	5	—	—	—	19.5	(0.2)	5
Corporate securities	1.5	—	2	—	—	—	1.5	—	2
U.S. government agencies mortgage-backed securities	136.1	(1.4)	35	7.0	(0.1)	3	143.1	(1.5)	38
Total temporarily impaired securities	$166.7	$(1.6)	46	$7.0	$(0.1)	3	$173.7	$(1.7)	49

The Company reviewed its available-for-sale fixed maturities at September 30, 2021, and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$141.6	$142.7
Due after 1 year through 5 years	592.3	614.4
Due after 5 years through 10 years	211.7	218.2
Due after 10 years	516.7	548.6
U.S. government agencies mortgage-backed securities	697.3	699.6
Total	$2,159.6	$2,223.5

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $106.5 million pledged as collateral for loans from the Federal Home Loan Bank of Cincinnati ("FHLB"). In accordance with the terms of the FHLB Loans, State Auto P&C retains all rights regarding these pledged securities.
At September 30, 2021, State Auto P&C had fixed maturities with fair values of approximately $33.7 million pledged as collateral for the performance obligations under its reinsurance agreement with Home State County Mutual Insurance Company. In accordance with the terms of the trust agreement, State Auto P&C retains all rights regarding these securities, which are included in the “U.S. treasury securities and obligations of U.S. government agencies” classification of the Company’s fixed maturity securities portfolio.
Fixed maturities with fair values of $9.6 million and $9.7 million were on deposit with insurance regulators as required by law at September 30, 2021, and December 31, 2020, respectively. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Fixed maturities	$15.2	$15.0	$46.0	$44.6
Equity securities	1.2	2.1	4.0	7.8
Cash and cash equivalents, and other	1.0	0.9	3.0	2.7
Investment income	17.4	18.0	53.0	55.1
Investment expenses	0.4	0.1	0.7	0.6
Net investment income	$17.0	$17.9	$52.3	$54.5

The Company’s current investment strategy does not rely on the use of derivative financial instruments.
Proceeds on sales of investments were $285.3 million and $303.2 million for the nine months ended September 30, 2021, and 2020, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Investment gain (loss), net:
Fixed maturities:
Realized gains on sales of securities	$0.4	$1.3	$4.3	$6.8
Realized losses on sales of securities	(1.4)	(1.5)	(4.6)	(3.6)
Net (loss) gain on fixed securities	(1.0)	(0.2)	(0.3)	3.2
Net (loss) gain on equity securities	(6.7)	18.2	49.7	(35.1)
Net (loss) gain on other invested assets	(0.4)	2.0	7.8	(7.6)
Other net realized (loss)/gain	—	—	(0.4)	0.2
Net (loss) gain on investments	$(8.1)	$20.0	$56.8	$(39.3)

Change in net unrealized holding (losses) gains, net of tax
Fixed maturities	$(16.1)	$4.8	$(56.3)	$71.3
Deferred federal income tax benefit (liability)	3.3	(1.1)	11.8	(15.0)
Change in net unrealized holding (losses) gains, net of tax	$(12.8)	$3.7	$(44.5)	$56.3

The unrealized holding (losses)/gains recognized for the three and nine months ended September 30, 2021 on equity securities still held were $(8.4) million and $37.6 million, respectively. The unrealized holding gains recognized for the three and nine months ended September 30, 2020 on equity securities still held were $60.5 million and $15.8 million, respectively. The unrealized holding (losses)/gains recognized for the three and nine months ended September 30, 2021 on other invested assets still held were $(0.4) million and $7.7 million, respectively. The unrealized holding gains/(losses) recognized for the three and nine months ended September 30, 2020 on other invested assets still held were $2.0 million and $(7.6) million, respectively.
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
The Company utilizes a nationally recognized third party pricing service to estimate the majority of its investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to fair value pricing information gathered from other independent pricing sources. At September 30, 2021, and December 31, 2020, the Company did not adjust any of the prices received from the pricing service.

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
 Other Invested Assets
Included in other invested assets is one international fund (“the fund”) that invests in equity securities of foreign issuers and is managed by a third party investment manager. The fund had a fair value of $62.2 million and $55.8 million at September 30, 2021, and December 31, 2020, respectively, which was determined using the fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the fund, including obtaining and reviewing the fund’s audited financial statements. There are no unfunded commitments related to the fund. The Company may not sell its investment in the fund; however, the Company may redeem all or a portion of its investment in the fund at net asset value per share with the appropriate prior written notice. In accordance with ASC 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Fair values presented here are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s investments within the fair value hierarchy at September 30, 2021 and December 31, 2020:

($ millions)	Total	Level 1	Level 2
September 30, 2021
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$508.0	$—	$508.0
Obligations of states and political subdivisions	492.9	—	492.9
Corporate securities	523.0	—	523.0
U.S. government agencies mortgage-backed securities	699.6	—	699.6
Total available-for-sale fixed maturities	2,223.5	—	2,223.5
Equity securities:
Large-cap securities	163.5	163.5	—
Mutual and exchange traded funds	212.5	212.5	—
Total equity securities	376.0	376.0	—
Other invested assets	17.1	17.1	—
Total investments	$2,616.6	$393.1	$2,223.5

($ millions)	Total	Level 1	Level 2
December 31, 2020
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$551.7	$—	$551.7
Obligations of states and political subdivisions	541.5	—	541.5
Corporate securities	483.3	—	483.3
U.S. government agencies mortgage-backed securities	660.7	—	660.7
Total available-for-sale fixed maturities	2,237.2	—	2,237.2
Equity securities:
Large-cap securities	134.2	134.2	—
Mutual and exchange traded funds	255.5	255.5	—
Total equity securities	389.7	389.7	—
Other invested assets	15.3	15.3	—
Total investments	$2,642.2	$405.0	$2,237.2

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets, at Cost
Included in other invested assets, at cost are common stock of the FHLB and the Trust Securities. The Trust Securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2021, was $9.9 million and the fair value of the Trust Securities was $0.5 million. The investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2021			December 31, 2020
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate, issued May 2019	$70.0	$77.4	4.05%	$70.0	$80.4	4.05%

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

($ millions, except interest rates)	September 30, 2021			December 31, 2020
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2030: issued $21.5, September 2020 with fixed interest	$21.5	$20.6	1.37%	$21.5	$21.6	1.37%
FHLB Loan due 2033:, issued $85.0, May 2018 with fixed interest	85.3	102.2	3.96%	85.3	107.1	3.96%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.3	15.3	4.32%	15.3	15.3	4.43%
Total notes payable	$122.1	$138.1		$122.1	$144.0

4. Deferred Acquisition Costs
The following table sets forth net deferred acquisition costs for the three and nine months ended September 30, 2021 and 2020:

($ millions)	2021	2020
Beginning balance at July 1	$127.2	$120.0
Acquisition costs deferred	67.1	98.4
Acquisition costs amortized to expense	(62.8)	(94.7)
Ending balance at September 30	$131.5	$123.7

Beginning balance at January 1	$122.2	$111.1
Acquisition costs deferred	196.1	289.8
Acquisition costs amortized to expense	(186.8)	(277.2)
Ending balance at September 30	$131.5	$123.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Losses and Loss Expenses Payable
The following table sets forth the activity in the liability for losses and loss expenses for the nine months ended September 30, 2021 and 2020:

($ millions)	2021	2020
Losses and loss expenses payable, at beginning of period	$1,050.4	$1,066.5
Less: reinsurance recoverable on losses and loss expenses payable	24.3	13.6
Net balance at beginning of period	1,026.1	1,052.9
Incurred related to:
Current year	910.2	779.8
Prior years	(42.4)	(17.6)
Total incurred	867.8	762.2
Paid related to:
Current year	510.2	420.8
Prior years	343.6	338.2
Total paid	853.8	759.0
Net balance at end of period	1,040.1	1,056.1
Plus: reinsurance recoverable on losses and loss expenses payable	19.6	35.2
Losses and loss expenses payable, at end of period	$1,059.7	$1,091.3

The Company recorded more favorable development related to prior years’ loss and loss expense reserves for the nine months ended September 30, 2021, of $42.4 million compared to $17.6 million for the same 2020 period. Favorable development of prior accident years' non-catastrophe loss and ALAE reserves for the nine months ended September 30, 2021 was $45.5 million, driven by favorable development of $47.7 million in the commercial insurance segment. In the commercial insurance segment, workers' compensation and middle market commercial contributed $21.8 million and $14.7 million, respectively, of favorable development.
For the nine months ended September 30, 2020, favorable development of prior accident year's non-catastrophe loss and ALAE reserves was $31.8 million, due to favorable development in the commercial insurance segment. In the commercial insurance segment, all lines contributed favorable development, with small commercial package, workers' compensation and middle market commercial contributing $16.5 million, $16.1 million and $14.3 million, respectively. Partially offsetting the favorable development was adverse development in the personal insurance segment and specialty run-off, which contributed $20.2 million and $5.2 million, respectively. The adverse development in the personal insurance segment was primarily driven by personal auto, which contributed $19.1 million of adverse development. The personal auto adverse development was driven by higher than expected severity of bodily injury claims and higher than expected frequency of property damage claims, primarily from the 2019 accident year. The specialty run-off adverse development primarily relates to an adverse court decision relating to an E&S casualty claim from 2016. Partially offsetting the favorable development of prior years' non-catastrophe loss and ALAE reserves was adverse development in catastrophe loss and ALAE reserves driven by $12.4 million of adverse development in E&S property related to Hurricane Irma.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Premiums earned:
Assumed from external insurers and reinsurers	$19.7	$21.7	$61.7	$63.0
Assumed under Pooling Arrangement	381.8	353.2	1,107.6	1,024.4
Ceded to external insurers and reinsurers	(9.7)	(7.7)	(27.2)	(25.4)
Ceded under Pooling Arrangement	(277.1)	(283.9)	(832.7)	(835.2)
Net assumed premiums earned	$114.7	$83.3	$309.4	$226.8
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$17.0	$14.1	$53.1	$41.3
Assumed under Pooling Arrangement	287.2	251.6	867.8	762.2
Ceded to external insurers and reinsurers	(4.8)	(9.9)	(11.1)	(55.9)
Ceded under Pooling Arrangement	(218.2)	(202.9)	(577.3)	(629.4)
Net assumed losses and loss expenses incurred	$81.2	$52.9	$332.5	$118.2

7. Income Taxes
Interim Period Tax Expense
Due to the variability of our operating results, we determined using an estimated full year 2021 effective tax rate to determine interim period tax expense(benefit) produces an income tax benefit and effective rate that would not be meaningful for investors. Accordingly, the Company calculated a year to date tax benefit based on the year to date loss before federal income taxes using the U.S. Federal statutory tax rate and adjusted for the estimated impact of permanent differences and discrete items.
The following table sets forth the reconciliation between actual federal income tax (benefit) expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
Amount at statutory rate	$(5.4)	21.0%	$3.1	21.0%	$(3.3)	21.0%	$(18.4)	21.0%
Tax-exempt interest and dividends received deduction	(0.6)	2.3	(0.6)	(4.1)	(1.8)	11.5	(1.7)	1.9
Other, net	(5.4)	20.9	0.7	4.5	(0.7)	3.8	1.2	(1.4)
Federal income tax (benefit) expense	$(11.4)	44.2%	$3.2	21.4%	$(5.8)	36.3%	$(18.9)	21.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Pension and Postretirement Benefit Plans
The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’
components of net periodic cost for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1.3	$1.2	$—	$—	$3.8	$3.6	$—	$—
Interest cost	2.1	2.4	—	0.2	6.3	7.2	0.1	0.4
Expected return on plan assets	(4.3)	(4.4)	—	—	(12.8)	(13.1)	—	—
Amortization of:
Negative prior service cost	—	—	(1.3)	(1.4)	—	—	(4.1)	(4.1)
Net actuarial loss/(gain)	3.4	2.3	(0.1)	0.1	10.4	6.9	(0.2)	0.2
Net periodic cost (benefit)	$2.5	$1.5	$(1.4)	$(1.1)	$7.7	$4.6	$(4.2)	$(3.5)

The Company contributed $15.0 million to its pension plan for the nine months ended September 30, 2021.
9. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in the Company’s accumulated other comprehensive (loss) income ("AOC(L)I"), net of tax, for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at July 1, 2021	$65.8	$(79.1)	$(13.3)
Other comprehensive loss before reclassifications	(13.6)	—	(13.6)
Amounts reclassified from AOCI (a)	0.8	2.3	3.1
Net current period other comprehensive (loss) income	(12.8)	2.3	(10.5)
Ending balance at September 30, 2021	$53.0	$(76.8)	$(23.8)

Beginning balance at July 1, 2020	$93.0	$(75.1)	$17.9
Other comprehensive income before reclassifications	3.5	—	3.5
Amounts reclassified from AOCI (a)	0.2	1.7	1.9
Net current period other comprehensive income	3.7	1.7	5.4
Ending balance at September 30, 2020	$96.7	$(73.4)	$23.3

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)	Unrealized Gains and Losses on Available-for-Sale Securities	Benefit Plan Items	Total
Beginning balance at January 1, 2021	$97.5	$(83.6)	$13.9
Other comprehensive income before reclassifications	(44.7)	—	(44.7)
Amounts reclassified from AOCI (a)	0.2	6.8	7.0
Net current period other comprehensive income	(44.5)	6.8	(37.7)
Ending balance at September 30, 2021	$53.0	$(76.8)	$(23.8)

Beginning balance at January 1, 2020	$40.4	$(78.3)	$(37.9)
Other comprehensive loss before reclassifications	58.8	—	58.8
Amounts reclassified from AOCI (a)	(2.5)	4.9	2.4
Net current period other comprehensive income	56.3	4.9	61.2
Ending balance at September 30, 2020	$96.7	$(73.4)	$23.3

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

    The following tables set forth the reclassifications out of accumulated other comprehensive (loss) income, by component, to the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2021 and 2020:

($ millions)
Details about Accumulated Other	Three months ended September 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2021	2020
Unrealized gains on available-for-sale fixed maturity investments	$(1.0)	$(0.2)	Realized gain on sale of securities
	(1.0)	(0.2)	Total before tax
	0.2	—	Tax expense
	(0.8)	(0.2)	Net of tax
Amortization of benefit plan items
Negative prior service cost	1.6	1.6	(b)
Net actuarial loss	(4.5)	(3.7)	(b)
	(2.9)	(2.1)	Total before tax
	0.6	0.4	Tax benefit
	(2.3)	(1.7)	Net of tax
Total reclassifications for the period	$(3.1)	$(1.9)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended September 30		Affected line item in the Condensed
Comprehensive Income Components			Consolidated Statements of Income
	2021	2020
Unrealized gains on available-for-sale fixed maturity investments	$(0.3)	$3.2	Realized gains on sale of securities
	(0.3)	3.2	Total before tax
	0.1	(0.7)	Tax expense
	(0.2)	2.5	Net of tax
Amortization of benefit plan items
Negative prior service cost	4.8	4.8	(b)
Net actuarial loss	(13.4)	(11.0)	(b)
	(8.6)	(6.2)	Total before tax
	1.8	1.3	Tax benefit
	(6.8)	(4.9)	Net of tax
Total reclassifications for the period	$(7.0)	$(2.4)

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Net (Loss) Earnings per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Numerator:
Net (loss) income for basic (loss) earnings per common share	$(14.3)	$11.6	$(10.1)	$(68.7)
Adjusted net (loss) income for diluted (loss) earnings per common share	$(14.3)	$11.6	$(10.1)	$(68.7)
Denominator:
Weighted average shares for basic (loss) earnings per common share	44.3	43.8	44.1	43.7
Effect of dilutive share-based awards	—	0.5	—	—
Adjusted weighted average shares for diluted (loss) earnings per common share	44.3	44.3	44.1	43.7

Basic net (loss) earnings per common share	$(0.32)	$0.26	$(0.23)	$(1.57)
Diluted net (loss) earnings per common share	$(0.32)	$0.26	$(0.23)	$(1.57)

The following table sets forth stock awards and restricted share units ("RSU award") of the Company that were not included in the computation of diluted earnings (loss) per common share because the exercise price of the awards was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2021 and 2020:

(shares in millions)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Total number of antidilutive awards	1.0	—	0.8	0.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments and specialty run-off (for the previously exited specialty insurance business) for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenue from external sources:
Insurance operations
Personal insurance	$217.2	$208.8	$638.1	$609.7
Commercial insurance	164.4	144.4	470.7	414.7
Specialty run-off	0.2	—	(1.2)	—
Total insurance operations	381.8	353.2	1,107.6	1,024.4
Investment operations
Net investment income	17.0	17.9	52.3	54.5
Net investment (loss) gain	(8.1)	20.0	56.8	(39.3)
Total investment operations	8.9	37.9	109.1	15.2
All other	0.4	0.5	1.3	1.6
Total revenue from external sources	391.1	391.6	1,218.0	1,041.2
Intersegment revenue	1.6	1.5	4.8	4.6
Total revenue	392.7	393.1	1,222.8	1,045.8
Reconciling items:
Eliminate intersegment revenue	(1.6)	(1.5)	(4.8)	(4.6)
Total consolidated revenues	$391.1	$391.6	$1,218.0	$1,041.2
Segment (loss) income before federal income tax:
Insurance operations SAP underwriting (loss) gain
Personal insurance	$(21.0)	$(30.7)	$(114.6)	$(70.8)
Commercial insurance	(2.7)	14.4	3.1	(28.0)
Specialty run-off	—	(10.4)	0.2	(17.1)
Total insurance operations	(23.7)	(26.7)	(111.3)	(115.9)
Investment operations
Net investment income	17.0	17.9	52.3	54.5
Net investment (loss) gain	(8.1)	20.0	56.8	(39.3)
Total investment operations	8.9	37.9	109.1	15.2
All other	—	—	—	0.1
Total segment (loss) income before reconciling items	(14.8)	11.2	(2.2)	(100.6)
Reconciling items:
GAAP expense adjustments	3.1	5.6	7.5	20.2
Interest expense on corporate debt	(1.1)	(1.1)	(3.3)	(3.6)
Corporate expenses	(12.9)	(0.9)	(17.9)	(3.6)
Total reconciling items	(10.9)	3.6	(13.7)	13.0
Total consolidated (loss) income before federal income tax	$(25.7)	$14.8	$(15.9)	$(87.6)

Investable assets attributable to the Company’s investment operations segment totaled $2,805.3 million and $2,870.8 million at September 30, 2021, and December 31, 2020, respectively.
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2021 and December 31, 2020, and for the consolidated statements of income for the three and nine month periods ended September 30, 2021 and 2020. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2020 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary,” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PROPOSED TRANSACTION WITH LIBERTY MUTUAL
On July 12, 2021, State Auto Financial and State Auto Mutual, which owned approximately 58.7% of State Auto Financial’s issued and outstanding common stock as of the date thereof, entered into an Agreement and Plan of Merger and Combination (the “Merger Agreement”) with Liberty Mutual Holding Company Inc. (“LMHC”), Pymatuning, Inc., a wholly-owned indirect subsidiary of LMHC (“Merger Sub I”), and Andover, Inc., a wholly-owned direct subsidiary of LMHC (“Merger Sub II”).
The Merger Agreement provides for State Auto Mutual to reorganize through a merger of Merger Sub II with and into State Auto Mutual, with State Auto Mutual surviving such merger as an Ohio domiciled reorganized stock insurance subsidiary of LMHC and LMHC granting equity rights in LMHC to each State Auto Mutual member upon the extinguishment of such State Auto Mutual member’s equity rights in State Auto Mutual at the effective time of such merger. Simultaneously with that transaction, the Merger Agreement provides for LMHC to acquire State Auto Financial through a merger of Merger Sub I with and into State Auto Financial, with State Auto Financial surviving such merger (the “Merger”). Subject to the terms and conditions set forth in the Merger Agreement, if the transactions contemplated by the Merger Agreement, including the Merger (collectively, the “Transactions”) are consummated, at the effective time of the Transactions: (i) the members of State Auto Mutual will become members of LMHC; and (ii) each share of State Auto Financial’s common stock issued and outstanding immediately prior to the effective time (other than (1) treasury shares owned by State Auto Financial and shares owned by LMHC and its subsidiaries, (2) shares owned by State Auto Mutual or any of State Auto Financial’s subsidiaries, and (3) shares for which appraisal rights have been properly exercised under Ohio law) will be converted into the right to receive $52.00 in cash, without interest and less any applicable withholding taxes. The Transactions are expected to close in 2022. As discussed below, the Merger Agreement has been adopted by the shareholders of State Auto Financial. The Transactions remain subject to approval by the members of State Auto Mutual, and a membership meeting is scheduled for November 22, 2021 for the members of State Auto Mutual to vote on whether to approve the Transactions. The Transactions are also subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions. See Part II, Item 1A of this Form 10-Q, for a discussion of certain risks related to the proposed Transactions.
A special meeting of shareholders (the “Special Meeting”) of State Auto Financial was held on September 29, 2021 to vote on the proposals identified in State Auto Financial’s definitive proxy statement for the Special Meeting, which proxy statement was filed by State Auto Financial with the Securities and Exchange Commission (“SEC”) on August 27, 2021. At the Special Meeting, the State Auto Financial shareholders voted to adopt the Merger Agreement, with 99.5% of the common shares of State Auto Financial voting (including abstentions) in favor of such adoption.
For a detailed description of the Merger Agreement and the Transactions, please see Item 1.01 of the Current Report on Form 8-K that we filed with the SEC on July 12, 2021, and a copy of the Merger Agreement filed as Exhibit 2.1 therewith. For a detailed description of the results of the Special Meeting, please see Item 5.07 of the Current Report on Form 8-K that we filed with the SEC on September 30, 2021, and a copy of the press release filed as Exhibit 99.1 therewith.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS
 The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2021 and 2020:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
GAAP Basis:
Total revenues	$391.1	$391.6	$1,218.0	$1,041.2
(Loss) income before federal income taxes	$(25.7)	$14.8	$(15.9)	$(87.6)
Net (loss) income	$(14.3)	$11.6	$(10.1)	$(68.7)
Basic (loss) earnings per share	$(0.32)	$0.26	$(0.23)	$(1.57)
Diluted (loss) earnings per share	$(0.32)	$0.26	$(0.23)	$(1.57)
Stockholders’ equity			$954.9	$944.1
Return on average equity (LTM)			7.5%	(3.8)%
Book value per share			$21.49	$21.57
Debt to capital ratio			11.3%	11.4%
Cat loss and ALAE ratio	10.3%	16.6%	17.2%	18.6%
Non-cat loss and LAE ratio	64.9%	54.6%	61.2%	55.8%
Loss and LAE ratio	75.2%	71.2%	78.4%	74.4%
Expense ratio	30.1%	34.8%	31.0%	34.9%
Combined ratio	105.3%	106.0%	109.4%	109.3%
Premium written growth	10.2%	9.3%	7.4%	11.3%
Investment yield	2.7%	2.8%	2.7%	2.9%

SAP Basis:
Cat loss and ALAE ratio	10.3%	16.6%	17.2%	18.6%
Non-cat loss and ALAE ratio	59.2%	49.5%	55.2%	49.9%
ULAE ratio	5.6%	5.2%	5.8%	6.0%
Loss and LAE ratio	75.1%	71.3%	78.2%	74.5%
Expense ratio	28.4%	33.8%	29.6%	34.1%
Combined ratio	103.5%	105.1%	107.8%	108.6%

	Twelve months ended September 30
	2021	2020
Net premiums written to surplus	1.7	1.7
Third Quarter and Year to Date 2021 Overview:
•For the three and nine months ended September 30, 2021, net investment loss was $8.1 million and net investment gain was $56.8 million, respectively, which included $6.7 million of losses recognized on equity securities and $49.7 million of gains recognized on equity securities, respectively.
•The SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 were 10.3% and 17.2%, respectively, or $39.4 million and $191.0 million, respectively. The 2021 third quarter was impacted by severe weather events in the Midwest and Texas. The 2021 year to date was also impacted by winter storms Uri and Viola in Texas, which added 5.6 points to the year to date loss and ALAE ratio. Approximately 60% and 70% of the catastrophe losses for the 2021 third quarter and year to date periods, respectively, occurred within the homeowners line of business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•The SAP non-cat loss and ALAE ratios for the three and nine months ended September 30, 2021 were 59.2% and 55.2%, respectively, or $226.1 million and $611.3 million, respectively.
◦The 2021 third quarter and year to date current accident year non-cat loss and ALAE ratios were impacted by elevated claim frequency and severity in personal auto and commercial auto. The 2021 year to date was also impacted by elevated frequency and severity of property losses in homeowners.
◦The 2021 third quarter and year to date non-catastrophe losses and ALAE included 1.3 and 4.1 points, respectively, of favorable development relating to prior years, or $5.0 million and $45.5 million, respectively. For the 2021 third quarter and year to date, the commercial insurance segment contributed $9.2 million and $47.7 million, respectively, of favorable development.
•For the three and nine months ended September 30, 2021, we incurred the following expenses, included in "other expenses", as a result of the pending Merger:
◦$9.3 million due to an increase in the valuation of the Director RSU awards as a result of the increase in our stock price, and
◦$2.9 million of legal and investment banking fees and expenses.
Third Quarter and Year to Date 2020 Overview:
COVID-19
Beginning in March 2020, the global COVID-19 pandemic impacted our results of operations. For the 2020 third quarter and year to date, our results were impacted as follows:
•For the three and nine months ended September 30, 2020, net investment gain was $20.0 million and net investment loss was $39.3 million, respectively, including $42.3 million and $50.9 million, respectively, of realized losses on equity securities. During the third quarter, we completed the exit of our investments in the Master Limited Partnership Exchange Traded Funds ("MLP ETF's") equity security asset class and realized losses of $45.9 million and $56.5 million, respectively, for the three and nine months ended September 30, 2020. The decline in the fair value of the investments in the MLP ETFs during 2020 was due to the market volatility caused by the COVID-19 pandemic. Net investment gain (loss) for the 2020 third quarter and year to date included $62.5 million and $8.2 million, respectively, of unrealized gains from equity securities and other invested assets. The fair values of our equity securities and other invested assets still held in our investment portfolio have mostly recovered from the disruption in global financial markets caused by the COVID-19 pandemic.
•The impact on the current accident year non-cat loss and ALAE included:
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth certain key performance indicators based on SAP for our insurance segments for the three and nine months ended September 30, 2021 and 2020:

($ in millions)	2021	2020	2021	2020
Three months ended September 30	Personal & Commercial	Personal & Commercial	Total(1)	Total(1)

Net written premiums	$417.6	$379.0	$417.7	$379.1
Net earned premiums	381.6	353.2	381.8	353.2
Losses and LAE incurred:
Cat loss and ALAE	39.5	46.4	39.4	58.7
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(4.9)	(18.4)	(5.0)	(19.3)
Current accident year non-cat loss and ALAE	230.9	194.1	231.1	194.3
Total non-cat loss and ALAE	226.0	175.7	226.1	175.0
Total Loss and ALAE	265.5	222.1	265.5	233.7
ULAE	21.3	19.6	21.4	18.3
Total Loss and LAE	286.8	241.7	286.9	252.0
Underwriting expenses	118.5	127.8	118.6	127.9
Net underwriting loss	$(23.7)	$(16.3)	$(23.7)	$(26.7)

Cat loss and ALAE ratio	10.3%	13.1%	10.3%	16.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(1.3)%	(5.2)%	(1.3)%	(5.5)%
Current accident year non-cat loss and ALAE ratio	60.5%	55.1%	60.5%	55.0%
Total non-cat loss and ALAE ratio	59.2%	49.9%	59.2%	49.5%
Total Loss and ALAE ratio	69.5%	63.0%	69.5%	66.1%
ULAE ratio	5.6%	5.5%	5.6%	5.2%
Total Loss and LAE ratio	75.1%	68.5%	75.1%	71.3%
Expense ratio	28.4%	33.7%	28.4%	33.8%
Combined ratio	103.5%	102.2%	103.5%	105.1%

(1)Includes specialty run-off

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)	2021	2020	2021	2020
Nine Months Ended September 30	Personal & Commercial	Personal & Commercial	Total(1)	Total(1)

Net written premiums	$1,190.0	$1,107.3	$1,188.7	$1,107.2
Net earned premiums	1,108.8	1,024.4	1,107.6	1,024.4
Losses and LAE incurred:
Cat loss and ALAE	192.8	178.6	191.0	191.0
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	(45.3)	(37.0)	(45.5)	(31.8)
Current accident year non-cat loss and ALAE	656.6	542.1	656.8	542.4
Total non-cat loss and ALAE	611.3	505.1	611.3	510.6
Total Loss and ALAE	804.1	683.7	802.3	701.6
ULAE	64.2	62.9	64.2	61.6
Total Loss and LAE	868.3	746.6	866.5	763.2
Underwriting expenses	352.0	376.6	352.4	377.1
Net underwriting loss	$(111.5)	$(98.8)	$(111.3)	$(115.9)

Cat loss and ALAE ratio	17.4%	17.4%	17.2%	18.6%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	(4.1)%	(3.6)%	(4.1)%	(3.1)%
Current accident year non-cat loss and ALAE ratio	59.2%	53.0%	59.3%	53.0%
Total non-cat loss and ALAE ratio	55.1%	49.4%	55.2%	49.9%
Total Loss and ALAE ratio	72.5%	66.8%	72.4%	68.5%
ULAE ratio	5.8%	6.1%	5.8%	6.0%
Total Loss and LAE ratio	78.3%	72.9%	78.2%	74.5%
Expense ratio	29.6%	34.0%	29.6%	34.1%
Combined ratio	107.9%	106.9%	107.8%	108.6%

(1)Includes specialty run-off

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our personal insurance segment for the three and nine months ended September 30, 2021 and 2020:
Table 1

($ in millions)
Three months ended September 30, 2021	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$92.4	$127.2	$23.7	$243.3
Net earned premiums	91.8	106.5	18.9	217.2
Losses and LAE incurred:
Cat loss and ALAE	1.3	22.2	0.7	24.2
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	6.8	(2.5)	—	4.3
Current accident year non-cat loss and ALAE	67.2	55.8	9.4	132.4
Total non-cat loss and ALAE	74.0	53.3	9.4	136.7
Total Loss and ALAE	75.3	75.5	10.1	160.9
ULAE	7.9	5.3	1.0	14.2
Total Loss and LAE	83.2	80.8	11.1	175.1
Underwriting expenses	25.0	32.2	5.9	63.1
Net underwriting (loss) gain	$(16.4)	$(6.5)	$1.9	$(21.0)

Cat loss and ALAE ratio	1.4%	20.8%	3.9%	11.1%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	7.4%	(2.4)%	(0.1)%	2.0%
Current accident year non-cat loss and ALAE ratio	73.2%	52.4%	49.5%	60.9%
Total non-cat loss and ALAE ratio	80.6%	50.0%	49.4%	62.9%
Total Loss and ALAE ratio	82.0%	70.8%	53.3%	74.0%
ULAE ratio	8.6%	5.0%	6.0%	6.6%
Total Loss and LAE ratio	90.6%	75.8%	59.3%	80.6%
Expense ratio	27.1%	25.4%	24.7%	26.0%
Combined ratio	117.7%	101.2%	84.0%	106.6%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

($ in millions)
Nine months ended September 30, 2021	Personal Auto	Homeowners	Other Personal	Total

Net written premiums	$273.5	$329.6	$61.9	$665.0
Net earned premiums	281.1	304.9	52.1	638.1
Losses and LAE incurred:
Cat loss and ALAE	6.3	129.8	19.8	155.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	4.7	(2.1)	(0.2)	2.4
Current accident year non-cat loss and ALAE	186.7	156.9	26.9	370.5
Total non-cat loss and ALAE	191.4	154.8	26.7	372.9
Total Loss and ALAE	197.7	284.6	46.5	528.8
ULAE	22.6	19.2	2.9	44.7
Total Loss and LAE	220.3	303.8	49.4	573.5
Underwriting expenses	76.3	87.0	15.9	179.2
Net underwriting loss	$(15.5)	$(85.9)	$(13.2)	$(114.6)

Cat loss and ALAE ratio	2.3%	42.6%	38.0%	24.4%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	1.7%	(0.7)%	(0.4)%	0.4%
Current accident year non-cat loss and ALAE ratio	66.4%	51.4%	51.6%	58.1%
Total non-cat loss and ALAE ratio	68.1%	50.7%	51.2%	58.5%
Total Loss and ALAE ratio	70.4%	93.3%	89.2%	82.9%
ULAE ratio	8.0%	6.3%	5.8%	7.0%
Total Loss and LAE ratio	78.4%	99.6%	95.0%	89.9%
Expense ratio	27.9%	26.4%	25.6%	26.9%
Combined ratio	106.3%	126.0%	120.6%	116.8%

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

The personal insurance segment's net written premiums for the three and nine months ended September 30, 2021 increased 5.7% and 1.5%, respectively, when compared to the same 2020 periods (Tables 1 - 4). The 2021 third quarter and year to date were impacted by (i) increased rates in homeowners, (ii) increased rates and new business growth in other personal, and (iii) a decline in new business in personal auto, primarily attributable to cumulative rate and underwriting actions taken throughout 2020 and 2021 to address personal auto profitability.
The personal insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 improved 4.7 points and increased 6.0 points, respectively, when compared to the same 2020 periods (Tables 1 - 4). The 2021 third quarter was impacted by higher frequency but lower severity of CAT events when compared to the same 2020 period. However, on a year to date basis, 2021 CAT events were both more frequent and more severe when compared to the same 2020 period. The 2021 third quarter and year to date were impacted by wind and hail events, primarily in the homeowners line of business. The 2021 year to date was also impacted by winter storms Uri and Viola in the first quarter, which contributed 8.2 points to the cat loss and ALAE ratio. For the 2021 third quarter and year to date, approximately 50% and 80%, respectively, of the reported catastrophe losses occurred in Texas. The 2020 third quarter and year to date were impacted by (i) a Midwest derecho that contributed 4.7 points and 1.6 points, respectively, to the loss ratios, and (ii) other wind and hail events in the South and Midwest, with Texas contributing approximately 40% of the reported year to date catastrophe losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 4.6 points and 5.4 points, respectively, when compared to the same 2020 periods (Tables 1 - 4).
The personal auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 16.4 points and 8.7 points, respectively, when compared to the same 2020 periods. The 2021 increase is attributable to the current accident year ratio, which was elevated due to an increase in claims frequency and severity when compared to the same 2020 periods. Frequency was suppressed in 2020 due to fewer miles driven as a result of shelter-in-place orders in response to the COVID-19 pandemic. Severity is higher in the 2021 current accident year, driven by bodily injury coverage as well as personal injury protection coverage in Michigan. Partially offsetting the year to date increase in the 2021 non-catastrophe loss and ALAE ratios was less adverse development of prior accident year losses. The 2021 third quarter and year to date prior accident year development was attributable to (i) bodily injury claims from multiple accident years and (ii) PIP claims in Michigan, primarily from the 2020 and 2019 accident years. The 2020 third quarter and year to date prior accident year adverse development was driven by higher than expected severity for bodily injury claims from multiple accident years.
The homeowners SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 improved 5.6 points and increased 2.1 points, respectively, when compared to the same 2020 periods. The improvement in the 2021 third quarter ratio was due to favorable development of prior accident year losses, primarily from the 2020 accident year, compared to adverse development in the 2020 third quarter. The increase in the 2021 year to date ratio was due to higher frequency and severity of both property and liability claims in the current accident year. Partially offsetting the increase in the 2021 non-catastrophe loss and ALAE ratio was favorable development of prior accident year losses, primarily from the 2020 accident year, compared to adverse development in the same 2020 period. The 2020 year to date prior accident year adverse development was primarily driven by higher severity on fourth quarter 2019 third-party liability and property claims that emerged during the first quarter of 2020.
The other personal SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 17.3 points and 19.5 points, respectively, when compared to the same 2020 periods, primarily driven by higher severity of fire losses in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Commercial Insurance Segment
The following tables set forth certain key performance indicators based on SAP by major product line for our commercial insurance segment for the three and nine months ended September 30, 2021 and 2020:
Table 5

($ in millions)
Three months ended September 30, 2021	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$51.9	$33.6	$44.0	$20.8	$18.6	$5.4	$174.3
Net earned premiums	48.7	33.8	41.7	15.9	19.0	5.3	164.4
Losses and LAE incurred:
Cat loss and ALAE	(0.2)	3.6	9.2	—	2.7	—	15.3
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	3.7	(2.4)	(1.2)	(6.4)	(0.5)	(2.4)	(9.2)
Current accident year non-cat loss and ALAE	42.2	16.3	17.8	11.7	6.6	3.9	98.5
Total non-cat loss and ALAE	45.9	13.9	16.6	5.3	6.1	1.5	89.3
Total Loss and ALAE	45.7	17.5	25.8	5.3	8.8	1.5	104.6
ULAE	2.9	1.2	1.3	1.0	0.6	0.1	7.1
Total Loss and LAE	48.6	18.7	27.1	6.3	9.4	1.6	111.7
Underwriting expenses	15.1	10.7	14.7	7.1	6.1	1.7	55.4
Net underwriting (loss) gain	$(15.0)	$4.4	$(0.1)	$2.5	$3.5	$2.0	$(2.7)

Cat loss and ALAE ratio	(0.4)%	10.7%	22.0%	—%	14.1%	(0.4)%	9.3%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	7.6%	(7.0)%	(2.9)%	(40.3)%	(2.4)%	(46.1)%	(5.6)%
Current accident year non-cat loss and ALAE ratio	86.6%	48.0%	42.9%	73.9%	35.5%	72.8%	60.0%
Total non-cat loss and ALAE ratio	94.2%	41.0%	40.0%	33.6%	33.1%	26.7%	54.4%
Total Loss and ALAE ratio	93.8%	51.7%	62.0%	33.6%	47.2%	26.3%	63.7%
ULAE ratio	6.0%	3.5%	3.1%	6.0%	2.7%	1.6%	4.2%
Total Loss and LAE ratio	99.8%	55.2%	65.1%	39.6%	49.9%	27.9%	67.9%
Expense ratio	29.2%	31.7%	33.4%	34.3%	32.2%	32.2%	31.8%
Combined ratio	129.0%	86.9%	98.5%	73.9%	82.1%	60.1%	99.7%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 7

($ in millions)
Nine months ended September 30, 2021	Commercial Auto	Small Commercial Package	Middle Market Commercial	Workers' Comp	Farm & Ranch	Other Commercial	Total

Net written premiums	$160.6	$103.5	$133.7	$48.6	$61.0	$17.6	$525.0
Net earned premiums	134.6	98.6	122.6	45.6	53.3	16.0	470.7
Losses and LAE incurred:
Cat loss and ALAE	1.9	12.0	14.2	—	8.8	—	36.9
Non-cat loss and ALAE
Prior accident years non-cat loss and ALAE	2.8	(6.9)	(14.7)	(21.8)	(2.0)	(5.1)	(47.7)
Current accident year non-cat loss and ALAE	97.5	59.4	66.3	33.6	21.9	7.4	286.1
Total non-cat loss and ALAE	100.3	52.5	51.6	11.8	19.9	2.3	238.4
Total Loss and ALAE	102.2	64.5	65.8	11.8	28.7	2.3	275.3
ULAE	7.6	4.7	2.8	2.4	1.7	0.3	19.5
Total Loss and LAE	109.8	69.2	68.6	14.2	30.4	2.6	294.8
Underwriting expenses	47.0	32.2	46.5	20.1	21.1	5.9	172.8
Net underwriting (loss) gain	$(22.2)	$(2.8)	$7.5	$11.3	$1.8	$7.5	$3.1

Cat loss and ALAE ratio	1.4%	12.2%	11.6%	—%	16.5%	0.1%	7.8%
Non-cat loss and ALAE ratio
Prior accident years non-cat loss and ALAE ratio	2.1%	(7.0)%	(12.0)%	(47.8)%	(3.7)%	(32.1)%	(10.1)%
Current accident year non-cat loss and ALAE ratio	72.4%	60.2%	54.1%	73.8%	41.1%	46.1%	60.8%
Total non-cat loss and ALAE ratio	74.5%	53.2%	42.1%	26.0%	37.4%	14.0%	50.7%
Total Loss and ALAE ratio	75.9%	65.4%	53.7%	26.0%	53.9%	14.1%	58.5%
ULAE ratio	5.6%	4.7%	2.3%	5.2%	3.1%	1.7%	4.1%
Total Loss and LAE ratio	81.5%	70.1%	56.0%	31.2%	57.0%	15.8%	62.6%
Expense ratio	29.3%	31.1%	34.7%	41.4%	34.7%	33.5%	32.9%
Combined ratio	110.8%	101.2%	90.7%	72.6%	91.7%	49.3%	95.5%

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

Commercial auto and small commercial package new business has been written on State Auto Connect since 2018. Our farm and ranch product launched on State Auto Connect during the second quarter of 2020 and is now live in 29 states. Nine of the 29 states are states in which we had not previously written policies for farm & ranch products. Our middle market commercial product launched on State Auto Connect in March 2020 and is currently live in 30 states, with the last state having been launched in April 2021. Finally, our workers' compensation product launched on State Auto Connect in the fourth quarter of 2020 and is currently live in 36 states and Washington D.C. after completing the launch in the 2021 third quarter.
The commercial insurance segment's net written premiums for the three and nine months ended September 30, 2021, increased 17.1 points and 16.1 points, respectively, when compared to the same 2020 periods (Tables 5 - 8). The third quarter and year to date was impacted by new business growth and rate increases in commercial auto and farm & ranch. The third quarter increase was also impacted by rate increases in middle market commercial and new business growth in workers' compensation attributable to its launch on State Auto Connect.
The commercial insurance segment's SAP catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 was flat and improved 8.3 points, respectively, when compared to the same 2020 periods (Tables 5 - 8). For the 2021 year to date, the number of catastrophe events increased compared to 2020, but the 2021 catastrophe events were less severe. The 2021 year to date was primarily impacted by winter storms Uri and Viola in the first quarter, which contributed 2.1 points to the loss and ALAE ratio. Approximately 80% of the 2021 losses occurred in Texas and the Midwest. The 2020 year to date was impacted by (i) a severe wind and hail storm, including tornadoes, in Tennessee, which contributed 5.1 points to the year to date cat loss and ALAE ratio, of which 3.7 points were from three large losses in Nashville, (ii) property losses

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

resulting from the civil unrest which added 1.5 points to the cat loss and LAE ratios, (iii) and the Midwest derecho mentioned above, which added 1.5 points to the cat loss and ALAE ratios.
The commercial auto SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 39.3 points and 21.7 points, respectively, when compared to the same 2020 periods, due to an increase in the current accident year ratios. The 2021 increase in the current accident year ratios was primarily due to an increase in the frequency and severity of bodily injury claims. Also, 2020 experienced lower frequency attributable to fewer miles driven as a result of shelter-in-place orders in response to the COVID-19 pandemic. The 2021 third quarter and year to date were also impacted by adverse development of prior accident year losses, primarily due to higher than anticipated severity from bodily injury claims from multiple accident years, compared to favorable development of prior accident year losses in the same 2020 periods.
The small commercial package SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 10.5 points and 13.5 points, respectively, when compared to the same 2020 periods, primarily due to less favorable development of prior accident year losses. The 2021 favorable development was primarily attributable to lower than anticipated bodily injury severity from accident years 2019 and prior. The 2020 favorable development of prior accident year losses was driven by lower than expected bodily injury severity from multiple prior accident years. The 2021 third quarter current accident year ratio improved when compared to the same 2020 period, due to lower severity of property losses. The 2021 year to date current accident year ratio increased when compared to the same 2020 period, due to higher severity of property losses from the first half of the year, including a large fire loss that added 2.5 points to the year to date non-cat loss ratio. The 2020 third quarter and year to date current accident year ratios were impacted by a decline in claim frequency as a result of reduced business activity in response to COVID-19. The 2020 year to date current accident year was also impacted by increased COVID-19 related legal defense costs, which added 2.1 points to the year to date non-cat loss ratio.
The middle market commercial SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 increased 5.8 points and improved 5.7 points, respectively, when compared to the same 2020 periods. The third quarter increase was due to less favorable development of prior accident year losses when compared to the same 2020 period. The 2021 year to date favorable development was primarily attributable to (i) bodily injury claims from multiple accident years and on (ii) fire claims from the 2020 accident year. The 2020 third quarter and year to date favorable development of prior accident year losses was primarily attributable to lower than expected bodily injury severity from multiple accident years. The 2021 third quarter and year to date non-cat loss ratios were also impacted by improvement in the current accident year, primarily due to lower claim frequency of both bodily injury and property damage claims.
The workers' compensation SAP non-catastrophe loss and ALAE ratios for the three and nine months ended September 30, 2021 improved 7.0 points and 19.0 points, respectively, when compared to the same 2020 periods. The 2021 third quarter improvement was due to an improvement in the current accident year ratio when compared to the same 2020 period, which was impacted by (i) a large loss that added 10.0 points to the non-cat loss ratio, and (ii) increased claims for businesses in the medical field (e.g. nursing homes, hospitals) due to the COVID-19 pandemic, which added 3.9 points to the non-cat loss ratio. Partially offsetting the 2021 improvement in the third quarter current accident year ratio were two large losses that added 15.9 points to the third quarter non-cat loss ratio. The 2021 year to date improvement was primarily due to more favorable development of prior accident year losses when compared to the same 2020 period. The 2021 favorable development was across multiple accident years. The 2021 year to date current accident year ratio was consistent with the same 2020 period, which was impacted by (i) the COVID-19 pandemic mentioned above that added 6.3 points to the non-cat loss ratio and (ii) the 2020 third quarter large loss mentioned above that added 3.2 points to the non-cat loss ratio. Mostly offsetting the 2021 year to date improvement in the current accident year ratio were four large losses that added 11.4 points to the year to date non-cat loss ratio.
The farm & ranch SAP non-catastrophe loss and ALAE ratio for the nine months ended September 30, 2021 increased 4.2 points when compared to the same 2020 period, primarily due to higher claim frequency in the current accident year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and LAE Development
Losses and loss expenses represent the combined estimated ultimate liability for claims occurring in a period, along with any change in the estimated ultimate liability for claims occurring in prior periods.
The following table sets forth a tabular presentation of the development of the prior accident years' ultimate liability by product for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30			Nine months ended September 30
	2021	2020	Change	2021	2020	$ Change
	(Favorable)/Adverse			(Favorable)/Adverse
Non-cat loss and ALAE:
Personal Insurance Segment:
Personal Auto	$6.8	$8.0	$(1.2)	$4.7	$19.1	$(14.4)
Homeowners	(2.5)	0.7	(3.2)	(2.1)	2.8	(4.9)
Other Personal	—	(0.6)	0.6	(0.2)	(1.7)	1.5
Total Personal Insurance Segment	4.3	8.1	(3.8)	2.4	20.2	(17.8)

Commercial Insurance Segment:
Commercial Auto	3.7	(1.2)	4.9	2.8	(1.5)	4.3
Small Commercial Package	(2.4)	(7.5)	5.1	(6.9)	(16.5)	9.6
Middle Market Commercial	(1.2)	(6.3)	5.1	(14.7)	(14.3)	(0.4)
Workers' Compensation	(6.4)	(7.3)	0.9	(21.8)	(16.1)	(5.7)
Farm & Ranch	(0.5)	(0.6)	0.1	(2.0)	(1.7)	(0.3)
Other Commercial	(2.4)	(3.6)	1.2	(5.1)	(7.1)	2.0
Total Commercial Insurance Segment	(9.2)	(26.5)	17.3	(47.7)	(57.2)	9.5

Specialty run-off	(0.1)	(0.9)	0.8	(0.2)	5.2	(5.4)
Cat Loss and ALAE	5.3	11.6	(6.3)	6.5	12.8	(6.3)
ULAE	0.8	(2.3)	3.1	(3.4)	1.4	(4.8)
Total	$1.1	$(10.0)	$11.1	$(42.4)	$(17.6)	$(24.8)

For further information, see the "Personal Insurance Segment" and "Commercial Insurance Segment" discussions included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major product at September 30, 2021 and December 31, 2020:

($ millions)	September 30, 2021	December 31, 2020	$ Change
Personal Insurance Segment:
Personal Auto	$187.3	$174.4	$12.9
Homeowners	117.0	90.4	26.6
Other Personal	23.2	15.8	7.4
Total Personal Insurance Segment	327.5	280.6	46.9
Commercial Insurance Segment:
Commercial Auto	132.4	93.8	38.6
Small Commercial Package	97.4	95.9	1.5
Middle Market Commercial	153.5	162.2	(8.7)
Workers’ Compensation	153.0	176.4	(23.4)
Farm & Ranch	21.9	18.3	3.6
Other Commercial	26.0	25.6	0.4
Total Commercial Insurance Segment	584.2	572.2	12.0
Specialty run-off:
E&S Property	7.6	24.3	(16.7)
E&S Casualty	90.6	112.2	(21.6)
Programs	30.2	36.8	(6.6)
Total Specialty run-off	128.4	173.3	(44.9)
Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable and allowance for credit losses	$1,040.1	$1,026.1	$14.0

Losses and loss expenses payable increased $14.0 million since December 31, 2020 primarily due to (i) growth in the commercial auto line of business, and (ii) a higher level of unpaid catastrophe losses in the homeowners line of business, partially offset by (i) the run-off from our previously exited specialty insurance business and (ii) continued favorable development of prior accident year losses in the workers compensation line of business, as discussed above.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses
Our GAAP acquisition and operating expenses for the three and nine months ended September 30, 2021 were $115.0 million and $343.2 million, respectively, compared to $123.0 million and $357.4 million for the same 2020 periods. The 2021 third quarter and year to date decreases in acquisition and operating expenses were primarily driven by (i) less estimated variable agent compensation, and (ii) reduced IT development costs.
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
Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2021 and December 31, 2020:

($ millions)	September 30, 2021	% of Total	December 31, 2020	% of Total
Cash and cash equivalents	$46.1	1.6%	$90.7	3.2%
Fixed maturities, at fair value:
Fixed maturities	2,113.7	75.4%	2,121.0	73.9%
Treasury inflation-protected securities	109.8	3.9%	116.2	4.0%
Total fixed maturities	2,223.5	79.3%	2,237.2	77.9%
Notes receivable from affiliate	70.0	2.5%	70.0	2.4%
Equity securities:
Large-cap securities	163.5	5.8%	134.2	4.7%
Mutual and exchange traded funds	212.5	7.6%	255.5	8.9%
Total equity securities	376.0	13.4%	389.7	13.6%
Other invested assets:
International funds	62.2	2.2%	55.8	2.0%
Other invested assets	17.1	0.6%	15.3	0.5%
Total other invested assets	79.3	2.8%	71.1	2.5%
Other invested assets, at cost	10.4	0.4%	12.1	0.4%
Total portfolio	$2,805.3	100.0%	$2,870.8	100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2021:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$141.6	$142.7
Due after 1 year through 5 years	592.3	614.4
Due after 5 years through 10 years	211.7	218.2
Due after 10 years	516.7	548.6
U.S. government agencies mortgage-backed securities	697.3	699.6
Total	$2,159.6	$2,223.5

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.11 and 4.72 as of September 30, 2021, and December 31, 2020, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2021 and 2020:

($ millions)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Gross investment income:
Fixed maturities	$15.2	$15.0	$46.0	$44.6
Equity securities	1.2	2.1	4.0	7.8
Other	1.0	0.9	3.0	2.7
Total gross investment income	17.4	18.0	53.0	55.1
Less: Investment expenses	0.4	0.1	0.7	0.6
Net investment income	$17.0	$17.9	$52.3	$54.5

Average invested assets (at cost)	$2,552.3	$2,512.9	$2,551.0	$2,537.6
Annualized investment yield	2.7%	2.8%	2.7%	2.9%
Annualized investment yield, after tax	2.2%	2.3%	2.3%	2.4%
Net investment income, after tax	$14.1	$14.7	$43.2	$44.8
Effective tax rate	17.5%	17.7%	17.5%	17.9%

When a fixed maturity has been determined to have an impairment, the impairment charge representing the credit loss is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at September 30, 2021 and 2020 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2021, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our investment portfolio by investment category at fair value for our gross unrealized holding gains (losses) at September 30, 2021:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$483.8	$25.1	$(0.9)	$508.0
Obligations of states and political subdivisions	470.7	22.7	(0.5)	492.9
Corporate securities	507.8	16.1	(0.9)	523.0
U.S. government agencies mortgage-backed securities	697.3	13.4	(11.1)	699.6
Total available-for-sale fixed maturities	$2,159.6	$77.3	$(13.4)	$2,223.5

The following table sets forth our unrealized holding gains for our available-for-sale fixed maturities, net of deferred tax that was included as a component of accumulated other comprehensive loss at September 30, 2021, and December 31, 2020, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2021:

($ millions)	September 30, 2021	December 31, 2020	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$63.9	$120.2	$(56.3)
Net deferred federal income tax	(13.5)	(25.3)	11.8
Unrealized gains, net of tax	$50.4	$94.9	$(44.5)

At September 30, 2021, State Auto P&C had U.S. government agencies mortgage-backed fixed maturity securities with a carrying value of approximately $106.5 million pledged as collateral for loans from the FHLB. See “Liquidity and Capital Resources - Borrowing Arrangements - FHLB Loans” in this Item 2 for a further description of these loans. In accordance with the terms of the FHLB loans, State Auto P&C retains all rights regarding these pledged securities.
Fair Value Measurements
We primarily use one independent nationally recognized third party pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 4, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2021, and December 31, 2020.

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
While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. In addition to reliance upon recent and historical collection trends, determination of the allowance for uncollectible premiums receivable at September 30, 2021 included consideration of other factors, including macro-economic conditions and trends, in particular the estimated impact of COVID-19. Credit risk is partially mitigated by the State Auto Group's ability to cancel the policy if the policyholder does not pay the premium. Pursuant to the Pooling Arrangement, bad debt expense for uncollectible premiums for the pool is allocated to pool members on the basis of pool participation and is included in the quarterly settlement of intercompany balances. This is included in "other expenses" on the condensed consolidated statements of income and reflected in “due to/from affiliates” on our condensed consolidated balance sheets.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2021.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2021 and December 31, 2020, we had $46.1 million and $90.7 million, respectively, in cash and cash equivalents, and $2,678.8 million and $2,698.0 million, respectively, of total investments. Our available-for-sale fixed maturities included $9.6 million and $9.7 million of securities on deposit with insurance regulators as required by law at September 30, 2021 and December 31, 2020, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Cash used in operating activities was $54.6 million and cash provided by operating activities was $21.8 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or federal income taxes paid.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Cash provided by investing activities was $17.5 million and $42.8 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by an increase in the purchases of fixed maturities partially offset by (i) higher proceeds from maturities of fixed maturities and (ii) a decrease in the purchases of equity securities.
Cash used in financing activities was $7.5 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by an increase in stock option exercises when compared to the same 2020 period.
Borrowing Arrangements
FHLB Line of Credit
State Auto P&C has an Open Line of Credit Commitment (the "OLC") with the FHLB that provides it with a $100.0 million open line of credit available for general corporate purposes. As of September 30, 2021, no advances had been made under the OLC. The OLC matures in April 2022. Draws under the OLC are to be funded with a daily variable rate advance with a term of no more than 180 days with interest payable monthly. All advances under the OLC are fully secured by a pledge of specific investment securities of State Auto P&C.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2021 and 2020 were 4.32% and 4.44%, respectively.
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
Adverse Development Cover
The State Auto Group has an adverse development reinsurance agreement implemented at the end of 2014, providing $40.0 million of coverage for adverse claims development in excess of carried reserves as of November 30, 2014 for the terminated restaurant program business previously underwritten by a MGU subsidiary of State Auto Mutual.
Property Catastrophe Treaty
Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement covering property catastrophe related events affecting at least two risks. This property catastrophe reinsurance agreement renewed as of July 1, 2021. Under this reinsurance agreement, we retain the first $100.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $340.0 million of covered loss, each occurrence which is broken down into three layers of $60.0 million, $110.0 million, and $170.0 million. The reinsurers are responsible for 95.0% of the catastrophe losses excess of $100.0 million up to $440.0 million, each occurrence. The State Auto Group is responsible for catastrophe losses above $440.0 million. There is also an automatic reinstatement of the limit for 100% of the deposit premium.
Property Per Risk Treaty
As of July 1, 2021, the State Auto Group renewed the property per risk excess of loss reinsurance agreement for a 12-month term. Under this reinsurance agreement, the State Auto Group retains the first $10.0 million of covered loss, with reinsurers responsible for 100% of the loss excess of the $10.0 million retention up to $20.0 million.

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
Regulatory Considerations
At September 30, 2021, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
For information on this topic, see Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CREDIT AND FINANCIAL STRENGTH RATINGS
On July 14, 2021, A.M. Best placed the State Auto Group under review with positive implications with a financial strength rating of A- (Excellent) following the announcement of the proposed Transactions with LMHC described elsewhere in this Form 10-Q. The ratings will remain under review until all approvals are finalized, the Transaction close and A.M. Best evaluates the overall impact.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The proposed Transactions may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the Transactions may adversely affect our share price and future business and financial results.
The completion of the Transactions is subject to certain conditions, including, among others: (i) approval by the members of State Auto Mutual of the Plan of Reorganization and the proposed articles of incorporation and code of regulations for the reorganized State Auto Mutual (the “State Auto Mutual Member Approval”); and (ii) the parties obtaining certain specified governmental and regulatory approvals.
The Merger Agreement contains certain provisions giving LMHC, State Auto Mutual and State Auto Financial the right to terminate the Merger Agreement under certain circumstances, including the following:
•LMHC, State Auto Mutual or State Auto Financial may terminate the Merger Agreement if (a) any governmental authority shall have enacted any laws permanently preventing or otherwise permanently prohibiting the Transactions and such law shall have become final and nonappealable, (b) the State Auto Mutual Member Approval shall not have been obtained following a vote thereon having been taken at a meeting of the members of State Auto Mutual (the “State Auto Mutual Member Meeting”), or (c) the Transactions shall not have been consummated prior to May 12, 2022 (as such date may be extended by a period of three months up to two times under certain circumstances);
•State Auto Financial or State Auto Mutual may terminate the Merger Agreement if there has been a breach by LMHC, Merger Sub I or Merger Sub II of any representation, warranty, covenant or agreement contained in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods); and
•LMHC may terminate the Merger Agreement if (i) State Auto Financial or State Auto Mutual willfully and materially breach certain covenants in the Merger Agreement relating to the State Auto Mutual Member Meeting, the Special Meeting or the no-solicitation provisions set forth in the Merger Agreement or (ii) State Auto Financial or State Auto Mutual breaches any representation, warranty, covenant or agreement in the Merger Agreement to the extent such breach would result in the failure of a closing condition (subject to cure periods).
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
If the Transactions are not completed for any reason, the trading price of our common shares may decline to the extent that the market price of the common shares reflects positive market assumptions that the Transactions will be completed and the related benefits will be realized. We may also be subject to additional risks if the Transactions are not completed, including:
•the requirement in the Merger Agreement that, under specified circumstances, State Auto Financial (or, as applicable, State Auto Mutual) may be required to pay a termination fee to LMHC in an aggregate amount of $70,793,307 (the “Termination Fee”);
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
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, propose or knowingly encourage proposals to effect, among other things, a transaction that would result in any person (other than LMHC) becoming the beneficial owner of 15% or more of the voting power of our common shares or of our consolidated net revenues, net income or total assets. In addition, pursuant to the Merger Agreement, under specified circumstances, State Auto Financial (or, as applicable, State Auto Mutual) may be required to pay the Termination Fee to LMHC.
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

State Auto Financial Corporation

Date: November 4, 2021	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)